Form 10-K
period 2007-12-31
Friendly Auto Dealers, Inc.
filed 2008-04-15
CIK 1419051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File Number 333-147560
__________________

FRIENDLY AUTO DEALERS, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	33-1176182 (I.R.S. Employer Identification No.)

4132 South Rainbow Road, Suite 514, Las Vegas, Nevada 89103
(Address of principal executive offices, including zip code)

(702) 321-6876
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

As of April 15, 2008, the Registrant had outstanding 6,725,000 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form SB-2 November 21, 2007 are incorporated by reference within Part I and Part II herein.

[THE REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY]

INDEX
FRIENDLY AUTO DEALERS, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the timing of the introduction of our products, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding revenue, expected domestic revenue growth rates for fiscal 2008, gross margins and our prospects for fiscal 2008. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Friendly "we," "our," “FAD,” and "us" refer to Friendly Auto Dealers, Inc. unless the context otherwise requires, and (ii)" agents" refer to the Company's agents in their roles as limited agents of the Company in recruiting job applicants, soliciting sales orders, filling orders and assisting with collection matters upon request, but otherwise refer to the Company's agents in their roles as independent contractors of the Company.

This Annual Report on Form 10-K includes service marks of Friendly Auto Dealers, Inc. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners. Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by FAD with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Friendly with the SEC may also be obtained from Friendly Auto Dealers, Inc. by directing a request to Friendly, Attention: Tony Lam, President and Chief Executive Officer, 4132 South Rainbow Boulevard, Suite 514, Las Vegas, Nevada 89103, (702) 321-6876.

ITEM 1.	BUSINESS.

General

Company History

Friendly Auto Dealers, Inc. ("Friendly Auto Dealers" or “The Company”) is a development stage enterprise that was incorporated on August 6, 2007, under the laws of the State of Nevada.

The principal offices are located at 4132 South Rainbow Boulevard, Suite 514, Las Vegas, Nevada. The telephone number is (702) 321-6876. The fax number is (702) 939-0655.

Since becoming incorporated, Friendly Auto Dealers has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Friendly Auto Dealers has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.  Our fiscal year end is December 31st.

Friendly Auto Dealers, Inc. is looking to enter into the promotional branding industry with the objective of adding value to a wide variety of products by endorsing them with the corporate logos of the world’s automobile manufacture’s for use by the company’s employees or as gifts or promotional items. The Company will concentrate its efforts in the People’s Republic of China and its retail automotive industry.

Friendly Auto Dealers intends to establish itself as a specialized brand promotional merchandising company. The Company will identify a range of casual apparel and consumer products that can be manufactured and resold for high mark-ups with the product endorsement of corporate logos.

Friendly Auto Dealers intends to create brand name awareness amongst purchasing managers or decision makers who are able to place its targeted products into its targeted market. The targeted market is large to mid-size companies, who are using logo bearing apparel, essential office products, and leisure products for their employees as well as for gifts for customers.

Friendly Auto Dealers will source its raw products (apparel and consumer products with logos) in China. Once the Company has selected a range of apparel and promotional products and negotiated pricing it will purchase a small inventory in order to make promotional samples.  The Company will hire independent contractors within the Peoples Republic of China and the United States for all graphic design.  Embroidery, and screen printing work necessary to place the prospective company logos on the products will be performed in China.  The Company will profile and market its product line to the corporate marketplace through online merchandising and an e-catalog on its website.  The website will have online catalogs offering apparel, office products and leisure products. The site will allow the consumer to “upload” an electronic version of their company or corporate logo and order products online through a fully functional e-commerce enabled website.

As of December 31, 2007, the date of company's last audited financial statements, Friendly Auto Dealers raised $5,000 through the sale of common stock sold to its Sole Officer and Director in exchange for 5,000,000 of restricted common stock. In addition, on December 28, 2007, the Company sold 535,000 shares of its common stock to 107 shareholders for an aggregate investment of $53,500. These shares were registered under a Form SB-2 filing under the Securities Act of 1933 which became effective on December 10, 2007.

Business Development

Friendly Auto Dealers Inc. was incorporated on August 6, 2007, in the state of Nevada. Friendly Auto Dealers has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Friendly Auto Dealers has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Friendly Auto Dealers is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose.

Business of Issuer

General

Friendly Auto Dealers Inc. is a development stage enterprise and was organized to enter into the promotional apparel and products industry. The Company intends to sell products to the automotive dealers in China and other parts of Asia as well as in the United States.

Friendly Auto Dealers plans to source and then sell novel promotional products initially to Chinese automobile dealers as well as other corporations and associations that use promotional products as part of their overall advertising and marketing strategies. The Company plans to hire contractors in China to emblaze, embroider, or otherwise affix a customer’s corporate logo or message to the products.

According to a study of more than 15,000 promotional product distributors conducted by researchers at Louisiana State University and Glenrich Business Studies, over 29% of all sales of promotional products are what the industry calls “wearables”. This product category includes t-shirts, golf-shirts, aprons, caps, headbands, neckwear and footwear. These are the same products that will be offered to the Chinese market.

The largest market category for promotional products is business gifts, accounting for almost 18% of industry sales. Trade show giveaways account for over 12% of industry sales.

Competition

The promotional apparel and products industry is mature and has many levels of competition.  The industry in general is very fragmented - although many large, well-capitalized companies exist on a national level, most of our competition will come from companies focused within their local or regional market.  Most companies have two channels of distribution:  sales through corporate efforts or independent sales agents; and sales through their internet website.

Examples of large competitors include Allied Specialty Company, of Davie, Florida, which has been operating for over fifty years and does business throughout the United States while also exporting to Canada, Latin America and Western Europe, as well as Bernco Specialty Advertising of Bethpage, New York, in business since 1947.  Many companies are regionally focused firms in terms of distribution.  Examples include Elite Design, with offices in Clinton Township, Michigan, and manufacturing facilities in Mansfield, Ohio, and Promotional Concepts, Inc. in Alameda, CA, who has operated successfully since 1992.  Hundreds of smaller competitors exist nationwide who thrive in their local markets only.  In Las Vegas, Nevada, Friendly Auto Dealers’, local market, several well established companies exist doing business both locally and regionally.  However, an internet search was done by management of Friendly Auto Dealers, and no direct competitor who used the internet as its primary marketing method could be found in the Peoples Republic of China.

There can be no assurance that Friendly Auto Dealers will ever be able to compete with any of the competitors described herein.  In addition, there may be other competitors the company is unaware of at this time that would also impede or prevent the company’s success.

Please see RISK FACTORS described herein.

Marketing

Once the company has secured its initial promotional products and has purchased its sample inventory, the company intends to embark on a two-pronged marketing campaign. The company will, through direct marketing and telephone solicitation, contact corporations that use promotional products as an integral part of their overall marketing and brand awareness plan. Many of these organizations will have giveaway promotional products at special corporate events (trade shows, vendor meetings, employee meetings, etc.).

The types of products used for giveaways include name badges, balls, cell phone holders, drink containers, key rings, mouse pads, writing pens and stickers bearing the sponsors logo.

The company will develop a website to place pictures of the promotional products it wishes to sell to its perspective customers. Customers will be able to visit the web site and view products categorized by both type and price.  The website will allow a customer to “upload” an electronic version of the company logo that they want embossed, embroidered or otherwise affixed to the product they are purchasing.

The second prong of the company's marketing efforts would commence once the company has secured an agreement to use a known brand or logo on its line of promotional products. The company will, through direct marketing efforts, begin to approach large retailers who may be interested in the company's promotional product line with known branding and logos. The company will also display the branded products on its website for consumers to buy and will also use other electronic marketing outlets like eBay and Yahoo auction sites serving mainland China.

Products and Services

The company will travel to Asia to locate low cost, high margin products from reputable manufacturers and subsequently offer these products to corporations for promotional purposes. Even though the company intends to have a base line of promotional products, it does intend to find specific products when requested to do so from a prospective customer. The company intends to focus on products in two price ranges: one line of products (approximately 40) will be under the two dollar range to be marketed for corporate giveaways for special events and tradeshows.  Examples include key rings, writing pens, mouse pads, letter openers, golf tees and tools, drink holders, luggage tags, and other inexpensive items commonly used in both business and leisure environments. The company also intends to seek out premium promotional products in the “wearable” sector including t-shirts, polo shirts, denim shirts, aprons, hats, headbands, outerwear, neckwear and footwear, all priced in the $10 - $50 price range.

Product Launch

Once the company has chosen its product line, it will order its samples. The company anticipates it will take an additional 60 days for the samples to arrive in North America. Once the samples arrive, the company intends to begin the development of its website and begin direct telephone marketing to corporations who may be interested in purchasing its products or to corporations that have recognized brands and logos that would be interested in licensing its brands and logos for a royalty on product sales through traditional retail outlets. The samples will be photographed and placed on its Chinese language website.

Competitive Advantages

There are many competitors in the promotional products industry in North America. Current statistics estimate that over 21,000 companies supply promotional products. The company feels it will have a competitive advantage over most of its competitors because the company intends to travel to China and purchase products directly from the manufacturer resulting in a pricing advantage over its competitors as well as marketing its products in the rapidly growing Chinese market. Products will not be shipped first to North America and then reshipped to China. Instead, all manufacturing and fulfillment will be done in China. Marketing only will occur in the United States. Most promotional companies tend to attend trade shows in North America to purchase their products from representatives based in Hong Kong or America.  Friendly Auto Dealers plans to attend trade shows in China and other Asian countries to not only promote its products, but gain access to the manufacturers of our raw products. Prices offered by such representatives typically include a mark-up of 20% - 40% that can be eliminated if purchasing directly from the manufacturers in China. In addition, by maintaining inventory in China, shipping costs can also be eliminated and therefore fulfillment can be achieved at costs consistent with maintaining a competitive position. Many companies do not feel comfortable traveling and doing business in China and feel they can source most of their products by attending North American trade shows. The company's market research to date shows that it can purchase products directly from China-based manufacturers at a significant cost reduction to the pricing currently available from representatives in Hong Kong or North America.

This section of the 10-K Annual Report  include a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up corporation attempting to enter into the promotional products industry. We have not yet generated or realized any revenues from business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing our products to customers. Accordingly, we must raise cash from sources other than revenues generated from the sale of our promotional products.

We must raise cash to implement our project. The minimum amount of funds that we feel will allow us to implement our business strategy is $25,000. We feel if we can raise $100,000, the company will be able to accelerate the implementation of its business strategy by hiring more experienced marketing consultants and by attending more customer-oriented trade shows.  However, there can be no guarantee or assurance that the company will be able to raise this amount.

The line of promotional products the company chooses to purchase and the appeal of those products to both corporations and consumers will determine our success or failure.

It is essential to the company's success that it can demonstrate timely delivery of the product orders it generates from its customers. The company anticipates in the giveaway promotional market that orders will be time sensitive, as they will be used at a specific event on a specific date.

The company's success is also reliant on its ability to purchase products directly from the manufacturer. We cannot state whether we will be successful in negotiating competitive pricing from these manufacturers. The company will not attempt to begin sourcing products until we have raised capital.

At present, our officer is unwilling to make any commitment to loan us any money at this time, but may reconsider if we source desirable promotional products at reasonable pricing.  At the present time, we have not made any arrangements to raise additional cash, other than through our recent offering. If we need additional cash and can't raise it, we will either have to suspend marketing operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount of money from our offering, it is estimated that it will satisfy expenditures for twelve to fourteen months. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any phase of our promotional product sourcing or marketing efforts because we don't have enough money, we will cease our sourcing and or marketing operations until we raise more money. Attempting to raise additional capital after failing in any phase of our promotional product-sourcing plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial promotional product sourcing. Once the company is ready to build its Internet website, it will hire an independent consultant to build the site. The company also intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

From inception to December 31, 2007 the company's business operations have primarily been focused on developing an executive marketing strategy, along with industry market research and competitive analysis. The Company has also dedicated time to the preparation of its registration statement, including accounting and auditing.

Over the next 12 months the company must raise additional capital and must begin the process of sourcing its products in order to supply perspective customers with product samples. The company must develop a web site in order to showcase its products, hire commission only sales staff and begin a sales and marketing campaign.

The Company anticipates it will be able to begin sourcing products within 120 days after raising sufficient capital via its registration statement.  The sourcing process would entail the company's management deciding which factories in China it would like to visit to purchase product samples and negotiate pricing and delivery of the products chosen. Once the company has identified its potential product suppliers the company's President will travel to Asia and visit the identified product manufacturers.

Once the company has taken physical delivery of its initial product samples the company will have to develop a website to showcase its product line to prospective customers. The company anticipates that the cost to fully develop the web site would be $15,000. The company anticipates that the web site could be functional approximately 270 days after successfully raising proceeds via its registration statement.

The company will have to hire a commission sales person to begin its sales and marketing efforts. The company anticipates it will hire a commission sales person within approximately 270 days after successfully raising proceeds via its registration statement. The company anticipates the costs of its sales and marketing efforts to be approximately $40,000. The company anticipates the sales cycle (the length of time between initial customer contact and sale completion) to be a minimum of 90 days. The company anticipates it would complete initial product sales 360 days after successfully raising proceeds via its registration statement.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. Friendly Auto Dealers was incorporated in the State of Nevada on August 6, 2007; we are a development stage company attempting to enter into the promotional products industry and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and implementation of our business strategies.(See "Risk Factors").

To become profitable and competitive, we must first source desirable promotional products overseas; negotiate favorable pricing and delivery, and purchase initial samples to provide to prospective customers.

We are seeking equity financing through the sale of our common stock to provide for the capital required to source our initial promotional products. Equity financing could result in additional dilution to existing shareholders. There is no assurance we will receive the required financing to complete our initial promotional product sourcing.

Even if we are successful in raising proceeds from our offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

At the present time, Friendly Auto Dealers has sufficient funds to address the administrative costs only. This assumption is based on the fact that, as of December 31, 2007, Friendly Auto Dealers had cash on hand of $53,799. However, as explained in Note 1 of the December 31, 2007 financial statements, Friendly Auto Dealers has no established source of revenue and has suffered an operating loss in its initial periods of operations.

Friendly Auto Dealers has no plans to undertake product research and development during the first year. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the first year of operations. Management also has no intention of hiring a significant number of employees during the first year of operations.

Employees

Other than Friendly Auto Dealers’ Director and Executive Officer who is currently donating his time to the development of the Company, there are no employees of the Company. Friendly Auto Dealers has no intention to hire employees until the business has been successfully launched with sales revenues flowing into it. Friendly Auto Dealers’ Officer and Director intends to do whatever work is necessary to bring the Company to the point of earning revenues from the sale of the products. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

Employment Agreements

There are no employment agreements.

Available Information

ITEM 1A	RISK FACTORS

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Investing in our securities involves a high degree of risk. The following risk factors, issues and uncertainties should be considered when evaluating our future prospects. In particular, please consider these risk factors when reading "forward-looking" statements which appear throughout this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, words such as "expect," "intend," "anticipate" and similar expressions identify forward-looking statements. Each of these forward-looking statements involves risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Any one of the following risks could harm our operating results or financial condition and could result in a significant decline in value of an investment in us. Further, additional risks and uncertainties that have not yet been identified or which we currently believe are immaterial may also harm our operating results and financial condition.

We are subject to business risks associated with international operations and fluctuating exchange rates.

Friendly has not realized any revenue during the Fiscal Year 2007. We presently anticipate only having have operations in China, which will comprise 100% of our expected revenue. Operations in foreign markets are inherently subject to certain risks, including in particular:

•	Differences in cultures and business practices;
•	Overlapping or differing tax laws and regulations;
•	Economic and political uncertainties;
•	Differences in accounting and reporting requirements;
•	Changing, complex or ambiguous foreign laws and regulations, particularly as they relate to employment; and
•	Litigation and claims.

All of our sales outside of the United States will be denominated in local currencies and, accordingly, we are subject to risks associated with fluctuations in exchange rates, which could cause a reduction in our profits. There can be no assurance that any of these factors will not have a material adverse effect on our business, results of operations, cash flows or financial condition.

The compliance costs associated with Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting could be substantial, while failure to achieve and maintain compliance could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and current SEC regulations and proposed rules, beginning with our Annual Report for the fiscal year ended December 31, 2008, we expect to be required to furnish a report by our management on our internal control over financial reporting. Further, we expect that the SEC will pass its proposal to delay the auditors' attestation so that our external auditors will be required to audit our internal control over financial reporting report and include their attestation on that report in our annual report on Form 10-K starting from our annual report for the 2010 fiscal year. The process of fully documenting and testing our internal control procedures in order to satisfy these requirements will result in increased general and administrative expenses and may shift management time and attention from profit-generating activities to compliance activities. Furthermore, during the course of our internal control testing, we may identify deficiencies which we may not be able to remediate in time to meet the reporting deadline under Section 404. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

Friendly Auto Dealers’ Auditor has substantial doubts as to Friendly Auto Dealers’ ability to continue as a going concern.

Our auditor's report on our December 31, 2007 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unable or unwilling to loan or advance any capital to Friendly Auto Dealers, we believe that if we do not raise at least $25,000, in addition to the $53,500 already raised from our current offering, we may be required to suspend or cease the implementation of our business plans within 12 months. Since there is no minimum and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. See “December 31, 2007 Audited Financial Statements - Auditors Report."

Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern it may be more difficult for the company to attract investors.

Friendly Auto Dealers incurred an accumulative net loss of $17,261 for the period from inception to December 31, 2007, and we have no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products. We plan to seek additional funds through private placements of our common stock. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

If we complete a financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

Because we lack an operating history, we face a high risk of business failure, which may result in the loss of your investment.

Friendly Auto Dealers is a development stage company and has not begun the initial stages of product sourcing overseas. Thus, we have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on December 6, 2007 and to date have been involved primarily in organizational activities and market research. We have never been profitable and have never generated any revenue.  Based upon current plans, we expect to incur operating losses in future periods. This will occur because there are expenses associated with the sourcing of products, the purchasing of samples, and marketing products to prospective business customers in order to enable the company enter into the promotional products business.

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for the company's business plan and expenditures.

As of the date of this annual report, we have not earned any revenue. Failure to generate revenue will cause us to go out of business, which will result in the complete loss of your investment.

Friendly Auto Dealers may be unable to complete its website, which is necessary to promote and market its products.

The Friendly Auto Dealers’ does not currently have a website as such the Company is not yet operational. Friendly Auto Dealers intends to use the website as a promotional and marketing tool for its customers to use. Friendly Auto Dealers has allocated from $3,000 up to $15,000 to develop the website in the next twelve months. Friendly Auto Dealers intends to use the website as an "on-line catalogue" for its customers to be able to view the entire line of product and services. If this website is not available, Friendly Auto Dealers would not be able to adequately market its products and service its potential customers.

Friendly Auto Dealers will rely upon consultants for web-development, and the consultant may not complete the work within the set framework and on time.

Friendly Auto Dealers is also heavily dependent on the web consultant to develop the website in a timely matter within budget. If the consultant does not fulfill his duties, Friendly Auto Dealers may not be able to find another consultant with specific expertise to develop it business plan.

Because the Internet will be the Company’s main venue to conduct business, any significant changes or interruptions to the Internet’s existing infrastructure will affect our ability to sell products to prospective customers.

If the Internet infrastructure becomes unreliable, access to the company's website may be impaired and its business will be harmed. The Company's success depends on its ability to use the Internet to show prospective customers the type of products the company has available. The company's website will be the initial tool used by the company in its sales process. Once a prospective customer has seen a picture of a product that interests them they will be quoted a price and then the company would send the prospective customer a physical sample of the product. The company's ability to quickly send color pictures of product and pricing to prospective customers via the Internet is paramount to the sales and marketing strategies of the company. The company's website may also be subject to malicious attacks by hackers and software viruses - such attacks or viruses could render the company's website inoperable for a substantial amount of time. There can be no assurance that the company will have the financial means or technical know how to protect its website from such attacks or recover from such an attack. Any long term interruption of Internet service or interference with the company's website would have a negative impact on the company's ability to fulfill its business model and the company could fail.

Friendly Auto Dealers’ success is dependent on current management, who may be unable to devote sufficient time to the development of Friendly Auto Dealers’ business plan, which could cause the business to fail.

Friendly Auto Dealers is heavily dependent on the extensive industry experience that our sole Officer and Director, Tony H. Lam, brings to the company. If something were to happen to him, it would greatly delay its daily operations until further industry contacts could be established. Furthermore, there is no assurance that suitable people could be found to replace Mr. Lam. In that instance, Friendly Auto Dealers may be unable to further its business plan.

Additionally, Mr. Lam is employed outside of Friendly Auto Dealers.  Mr. Lam has been and continues to expect to be able to commit approximately 10 hours per week of his time, to the development of Friendly Auto Dealers’ business plan in the next twelve months. If management is required to spend additional time with his outside employment, he may not have sufficient time to devote to Friendly Auto Dealers, and, Friendly Auto Dealers would be unable to develop its business plan.

Because one existing stockholder owns a majority of the outstanding common stock, future corporate decisions will be controlled by this person, whose interests may differ from the interests of other stockholders, and may be adverse to those other shareholders' interests.

Currently, our Officers and sole Director owns 79.87% of the outstanding shares of the Company.  If we are successful in selling all the shares in our Offering, the sole Officer and Director will own approximately 74.34% of the outstanding shares of common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of this stockholder may differ from the interests of the other stockholders, and they may make decisions, as a stockholder, with which the other stockholders may not agree. Such decisions may be detrimental to Friendly Auto Dealers’ business plan and/or operations and they may cause the business to fail.

There is currently no market for Friendly Auto Dealers’ common stock, but if a market for our common stock does develop, our stock price may be volatile.

There is currently no market for Friendly Auto Dealers’ common stock and there is no assurance that a market will develop. If a market develops, it is anticipated that the market price of Friendly Auto Dealers’ common stock will be subject to wide fluctuations in response to several factors including:

o	The ability to complete the development of Friendly Auto Dealers in order to provide those products to the public;

o	The ability to generate revenues from sales;

o	The ability to generate brand recognition of the Friendly Auto Dealers products and services and acceptance by consumers;

o	Increased competition from competitors who offer competing services; and

o	Friendly Auto Dealers’ financial condition and results of operations.

Our stock is a Penny Stock.  Trading of our stock may be restricted by the SEC’s Penny Stock regulations and the NASD’s Sales Practices requirements, which may limit a stockholder’s ability to buy and sell our stock.

The Company’s common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”. Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers

 (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

 Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

While Friendly Auto Dealers expects to apply for listing on the OTC Bulletin Board (OTCBB), we may not be approved, and even if approved, we may not be approved for trading on the OTCBB; therefore shareholders may not have a market to sell their shares, either in the near term or in the long term, or both.

We can provide no assurance to investors that our common stock will be traded on any exchange or electronic quotation service. While we expect to apply to the OTC Bulletin Board, we may not be approved to trade on the OTCBB, and we may not meet the requirements for listing on the OTCBB.  If we do not meet the requirements of the OTCBB, our are certain risks inherent in doing business internationally, such  as unexpected changes in regulatory stock may then be traded on the "Pink Sheets," and the market for resale of our shares would decrease dramatically, if not be eliminated.

Friendly Auto Dealers plans to purchase products Overseas, and is therefore subject to risks related to currency fluctuations and regulation that may adversely affect the Company.

A significant aspect of the company's strategy is to purchase its products overseas, mostly in China. There  requirements, export restrictions, trade barriers, difficulties in controlling product supply from foreign factories, longer than anticipated delivery cycles, fluctuations in currency exchange rates and overall political instability.

There can be no assurance that one or more of such factors will not have a material adverse effect on the company's potential future operations and, consequently, on the company's business, operating results and financial condition.

The company may purchase its products and services in currencies other than the United States dollar, which would make the management of currency fluctuations difficult and expose the company to risks in this regard. The company's results of operations are subject to fluctuations in the value of various currencies against the United States dollar. Although management will monitor the company's exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the company's results of operations or financial condition.

Furthermore as a corporation based in the United States, Friendly Auto Dealers may face difficulties in obtaining and/or enforcing local judgments it may obtain overseas, particularly in China.

The Company’s inability to source viable promotional products or apparel may result in a loss of your investment.

There can be no assurance that Friendly Auto Dealers will be able to source viable promotional products or apparel that will be appealing to its target market. Even if the company is capable of locating a viable line of promotional products and apparel from China, it faces inherit risks in the ordering and delivery of such products. The company would have little or no recourse against a Chinese manufacturer that delivered substandard or faulty products and the company could lose its entire investment in ordering such products

Friendly Auto Dealers has no customers to date, and may not develop sufficient customers to stay in business.

Friendly Auto Dealers has not sold any products, and may be unable to do so in the future. In addition, if Friendly Auto Dealers is unable to develop sufficient customers for its products, it will not generate enough revenue to sustain its business, and may have to adjust its business plan, or it may fail.

These risk factors, individually or occurring together, would likely have a substantially negative effect on Friendly Auto Dealers’ business and would likely cause it to fail.

ITEM 2.	PROPERTIES.

Capital Assets Management, Inc is currently allowing the company the use office space at no cost to the Company.  The Company’s mailing address is located at 4132 South Rainbow Boulevard, Suite 514, Las Vegas 89103. The telephone number is (702) 321-6876.

Friendly Auto Dealers does not own any real property.  Friendly Auto Dealers does not have any investments or interests in any real estate.

ITEM 3.	LEGAL PROCEEDINGS.

Friendly Auto Dealers, Inc. is not currently a party to any legal proceedings. Friendly Auto Dealers’ agent for service of process in Nevada is: EastBiz.Com, Inc. 5348 Vegas Drive Las Vegas, Nevada 89108 Telephone: (702) 871-8678.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.     Though Friendly Auto Dealers intends to seek listing on the OTC bulletin Board for its Common Stock, as of the date of this 10-K Annual Report, no such listing has been secured. Therefore, investors in our Common Stock may experience difficulty in selling their shares.

Please see, “RISK FACTORS” contained herein.

Sales of Unregistered Securities.    We have sold securities within the past three years without registering the securities under the Securities Act of 1933 on five separate occasions.

On August 10, 2007 Friendly Auto Dealers subscribed 5,000,000 shares of common stock for total consideration of $5000.00 to Tony H. Lam, current Chief Executive Officer and director of the Company. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On August 10, 2007 Friendly Auto Dealers subscribed 100,000 shares of common stock to Jameson Capital, LLC for services rendered to it. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On August 10, 2007 Friendly Auto Dealers subscribed 250,000 shares of common stock to Ramsgate Group, Inc. for services rendered to it. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On August 10, 2007 Friendly Auto Dealers subscribed 250,000 shares of common stock to Capital Assets Management, Inc. for services rendered to it. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On August 10, 2007 Friendly Auto Dealers subscribed 125,000 shares of common stock to Heartland Management, LLC for services rendered to it. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Sales of registered Securities. On December 28, 2007, the Company sold an aggregate of 535,000 of its Common Stock which was registered by filing with the Securities and Exchange Commission a SB-2 Registration Statement under the Securities Act of 1933. These shares were sold at $0.10 per share to 106 investors.

Issuer Purchases of Equity Securities.    None during the Fiscal Year 2007.

Dividends.    We did not declare or pay dividends during the Fiscal Year 2007.

ITEM 6.	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2007

Revenues	$0

Operating Expenses	$17,261

Earnings (Loss)	$(17,261)

Total Assets	$53,799

Working Capital	$48,489

Shareholder’s Equity	$48,489

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Friendly Auto Dealers, Inc.  This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Cautionary Statement

This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in "Item 1A.—Risk Factors" under the heading "Factors Affecting Future Operating Results". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management will evaluate its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.  There have been no material changes to these policies during fiscal 2007.

Executive Overview

Fiscal 2007 was a year of significant change which included the sale of 535,000 shares of our Common Stock at $0.10 per share. These shares were registered for sale in a SB-2 Registration Statement filed with the Securities and Exchange Commission on November 21, 2007 and was declared effective on December 10, 2007. The 535,000 shares were sold on December 28, 2007 to 106 shareholders.

Shareholder Transaction

During the Fiscal year 2007, 5,000,000 shares of our Common Stock were purchased by our Chief Executive Officer/Director, Tony H. Lam.  Heartland Managed Risk, LLC of which Ronald A. Davis is the sole Managing Member, purchases 125,000 shares on August 10, 2007, Jameson Capital, LLC purchased 100,000 shares in lieu of services rendered on August 10, 2007, Ramsgate Group, Inc. acquired  250,000 shares in lieu of services rendered on August10, 2007 and Capital Assets Management, Inc. was issued 250,000 shares in lieu of services rendered on August 10, 2007.

•	The size of the Company's Board of Directors was determined to be one,
•	Mr. Lam was elected as the sole member of the Board of Directors,
•	Mr. Lam was elected as President and Mr. Ronald A. Davis was elected Treasurer,
•	Mr. Davis resigned as a Treasurer (effective December 23, 2007),

Results of Continuing Operations

The table below sets forth, for the current fiscal year.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

Aug. 6, 2007 (inception) to December 31, 2007

Revenues	$0

Cost of revenue	0

Gross profit	$0

General, selling and administrative expenses	17,261
Operating loss	$(17,261)

Nonoperating income (expense)	0

Net loss	$(17,261)

Net loss per share, basic and diluted	$(0.00)

Average number of shares of common stock outstanding	0

Fiscal 2007

Revenue

Since inception until the date of this Form 10K Annual Report, the Company has had limited operations and no revenues.

Costs of Services and Gross Profit

Because the Company has had no meaningful operations and revenues, there has been no expenses related to revenues.

Liquidity and Capital Resources

We will require significant amounts of working capital to operate our business and to pay expenses relating to creating our distinctive products and the maintenance of adequate inventories to service our client base. Our use of cash will for financing of accounts receivable, particularly during periods of economic upswings and growth and during periods where sales are seasonally high. Our purchased inventory is paid at the time of order and we do not anticipate receiving payment from customers until 30 to 60 days after billing.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

On December 28, 2007, the Company signed a contract with Heartland Managed Risk, LLC (Heartland) for the purposes of providing the filing and compliance services necessary to meet the Securities and Exchange Commission requirements for reporting companies. The company agreed to pay Heartland $20,000 annually for these services to be paid quarterly at the rate of $5,000 per quarter.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks from transactions that are entered into during the normal course of business. Our primary market risk will be exposure that relates to currency conversion once operations commence between the Company and its vendors in China.

For the fiscal year ended December 31, 2007, we did not generate any revenues in any foreign country. When we fully implement our business plan, we will be exposed to foreign currency risk primarily due to our investments in foreign inventories of finished goods. We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediatly following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rules 13a - 15(e) and 15d -15(e) under the Securities Exchange Act of 1934 as amended).  Our registration statement filed on Form SB-2 became effective on December 12, 2007; as such, we are subject to the requirements under the Securities Exchange Act of 1934. This annual report does not include a management report or an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that do not require us to provide the management's report or attestation report in this annual report.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the President, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007 (the end of the period covered by this report) the Company’s internal control over financial reporting is materially weak due to the lack of segregation of duties.   This is based upon the fact that there is currently only one Officer and Director of the Company disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.  If and when the Company begins to grow and develop its business plan the Company plans to add additional independence to its accounting methods and procedures, although at this time management has no specific plan regarding this matter.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Friendly Auto Dealers’ executive officers and directors and their respective ages as of December 31, 2007 is as follows:

Directors:

Name of Director	Age
Tony H. Lam	49

Executive Officers:

Name of Officer	Age	Office
Tony H. Lam	49	President, Chief Financial Officer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years

Tony H. Lam, President, Member of the Board of Directors, age 49

Mr. Lam has been in the casino industry in Las Vegas, Nevada for the past twelve years. Currently, Mr. Lam works for the Stratosphere Hotel and Casino where he is the Director of Asian Marketing. From 2002 through 2005, Mr. Lam worked at The Lady Luck Hotel and Casino in the same capacity. Prior to working at the Stratosphere and Lady luck, he worked at the Desert Inn with the title of International Marketing Executive Far East Region. Mr. Lam earned a B.S. in Business Administration from the University of Nevada, Las Vegas in 1985.

Mr. Lam will be able to spend up to 10 hours per week on the development of Friendly Auto Dealers, Inc. at no cost to the Company.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation

Tony H. Lam Director, President	2007	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2007. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2007.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

Friendly Auto Dealers did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2007. Friendly Auto Dealers has also not granted any stock options to the executive officer since incorporation, August 6, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Friendly Auto Dealers to own more than 5% of the outstanding common stock as of December 31, 2007 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Tony H. Lam 4132 South Rainbow Bl. Suite 514 Las Vegas, Nevada 94513	5,000,000 shares (subscribed)	79.87%

The percent of class is based on 6,260,000 shares of common stock subscribed as of December 31, 2007.

[The remainder of this page is left blank intentionally.]

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2007, there were no material transactions between the Company and any Officer, Director or related party.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Friendly Auto Dealers, Inc paid its Auditors $2,200 for their services rendered during 2007 Fiscal Year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)
The following documents have been filed as a part of this Annual Report on Form 10-K (See Item 8).

1.	Financial Statements

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation (Incorporated by reference from the Company’s registration statement on form SB-2 filed with the Commission on November 21, 2007).

3.2	By-Laws (Incorporated by reference from the Company’s registration statement on form SB-2 filed with the Commission on November 21, 2007)

23.1	Consent of Accountant

31.1	RULE 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDLY AUTO DEALERS, INC.

By:	/s/ TONY LAM
Tony Lam President Chief Executive Officer Chief Financial Officer Chief Accounting Officer Secretary, Director Date: April 15, 2008

FRIENDLY AUTO DEALERS, INC.
(An Exploration Stage Enterprise)

FINANCIAL REPORTS

DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Friendly Auto Dealers, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Friendly Auto Dealers, Inc. (A Development Stage Enterprise) as of December 31, 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the period August 6, 2007 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendly Auto Dealers, Inc. (A Development Stage Enterprise) as of December 31, 2007 and the results of its operations and cash flows for period August 6, 2007 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

April 13, 2008
Las Vegas, Nevada

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
BALANCE SHEET

December 31,
2007

ASSETS

CURRENT ASSETS
Cash	$53,799

Total current assets	$53,799

Total assets	$53,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,010
Officer loan	300

Total current liabilities	$5,310

STOCKHOLDERS’ EQUITY
Common stock subscribed	$65,750
Preferred stock: $.001 par value;
authorized 5,000,000 shares; none issued
or outstanding at December 31, 2007	0
Common stock: $.001 par value;
authorized 70,000,000 shares; none
issued or outstanding at December 31, 2007	0
Accumulated deficit during development stage	(17,261)

Total stockholders’ equity	$48,489

Total liabilities and stockholders’ equity	$53,799

See Accompanying Notes to Financial Statements.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

Aug. 6, 2007 (inception) to December 31, 2007

Revenues	$0

Cost of revenue	0

Gross profit	$0

General, selling and administrative expenses	17,261
Operating loss	$(17,261)

Nonoperating income (expense)	0

Net loss	$(17,261)

Net loss per share, basic and diluted	$(0.00)

Average number of shares of common stock outstanding	0

See Accompanying Notes to Financial Statements.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
					Deficit
			Additional	Common	During
	Common Stock		Paid-In	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total

August 10, 2007, issue common stock subscribed	0	$0	$0	$12,250	$0	$12,250
Stock subscribed from sale of stock under SB-2 registration statement	0	0	0	53,500	0	53,500
Net loss, December 31, 2007					(17,261)	(17,261)

Balance, December 31, 2007	0	$0	$0	$65,750	$(17,261)	$48,489

See Accompanying Notes to Financial Statements.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

Aug. 6, 2007 (inception) to December 31, 2007

Cash Flows From Operating Activities
Net loss	$(17,261)
Adjustments to reconcile net loss to cash used in operating activities:
Stock subscribed for services	7,250
Changes in assets and liabilities
Increase in accounts payable	5,010

Net cash used in operating activities	$(5,001)

Cash Flows From Investing Activities	$0

Cash Flows From Financing Activities
Common stock scribed	$58,500
Advances from officer	300

Net cash provided by financing activities	$58,800

Net increase in cash	$53,799

Cash, beginning of period	$0

Cash, end of period	$53,799

Supplemental Information and Non-monetary Transactions:

Interest paid	$0

Taxes paid	$0

Stock subscribed for services	$7,250

See Accompanying Notes to Financial Statements.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

Friendly Auto Dealers, Inc. (“Company”) was organized August 6, 2007 under the laws of the State of Nevada for the purpose of providing promotional items with corporate logos to the automotive industry in China.  The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

A summary of the Company’s significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2007.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Share Based Expenses

The Company follows Financial Accounting Standards Board (“FASB”) SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008.  We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations— a replacement of FASB Statement No. 141.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

(or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1. Stockholder’s Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On August 7, 2007, the Company authorized the issuance of 5,000,000 shares of its $.001 par value common stock at $0.001 per share in consideration of $5,000 in cash. The Company also authorized the issuance of 725,000 shares at $0.01 per share for $7,250 in legal and business services.  As of December 31, 2007, the shares were unissued and considered subscribed.

On November 11, 2007, the Company filed an SB-2 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of common stock and offer the shares for sale to the public at $0.10 per share. On December 10, 2007, the Securities and Securities Commission declared the offering effective. On December 31, 2007, the Company sold 107 investors 535,000 shares for $53,500. As of December 31, 2007, the shares were unissued and considered subscribed.

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. The Company has no preferred stock issued or outstanding.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2007 and since inception.  As of December 31, 2007 and since inception, the Company had no common shares outstanding.  As of December 31, 2007 and since inception, the Company had no dilutive potential common shares.

Note 3. Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

F-10

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 3. Income Taxes (continued)

The components of the Company’s deferred tax asset as of December 31, 2007 are as follows:

2007
Net operating loss carryforward	$6,041
Valuation allowance	(6,041)
Net deferred tax asset	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2007	Since Inception
Tax at statutory rate (35%)	$6,041	$6,041
Increase in valuation allowance	(6,041)	(6,041)
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4. Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.  The officer of the Company has advanced $300 for organizational expenses as of December 31, 2007.

Note 5. Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 6. Commitments

On December 15, 2007 the Company signed a contract with Heartland Managed Risk, LLC (Heartland) for the purposes of provided the filing and compliance services necessary to meet the Securities and Exchange Commission requirements for reporting companies.  The Company agreed to pay Heartland $20,000 annually for these services to be paid quarterly at the rate of $5,000 per quarter.