Form 10-Q
period 2008-03-31
Friendly Auto Dealers, Inc.
filed 2008-05-15
CIK 1419051

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
Commission File Number:  333-147560

FRIENDLY AUTO DEALERS, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	7389	33-1176182
State of Incorporation	Primary Standard Industrial Employer Classification Code Number #	I.R.S. Identification No.

 4132 South Rainbow Road, Suite 514, Las Vegas, Nevada 89103
(Address of principal executive offices, including zip code)

(702) 321-6876
(Registrant's telephone number, including area code)

EastBiz.Com, Inc.
5348 Vegas Drive
Las Vegas, Nevada 89108
Telephone: (702) 871-8678
(Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒        No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒   NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES ☐    NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 13, 2008, the registrant had 6,725,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES ☐    NO ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

FRIENDLY AUTO DEALERS, INC.
(An Exploration Stage Enterprise)

FINANCIAL REPORTS

MARCH 31, 2008
(UNAUDITED)

FRIENDLY AUTO DEALERS, INC.
(An Exploration Stage Enterprise)

CONTENTS

FINANCIAL STATEMENTS

Balance Sheets	1

Statements of Operations	2

Statements of Stockholders' Equity	3

Statements of Cash Flows	4

Notes to Financial Statements	5-10

FRIENDLY AUTO DEALERS, INC.
(An Exploration Stage Enterprise)

BALANCE SHEETS
(UNAUDITED)

	March 31,	From Inception on August 6, 2007 to December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$45,323	$53,799

Total assets	$45,323	$53,799

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,010	$5,010

Total current liabilities	$5,010	$5,010

STOCKHOLDERS’ EQUITY
Common stock subscribed	$0	$65,750
Common stock: $.001 par value;
Authorized 70,000,000 shares; Issued and outstanding: 1,000,000 shares at March 31, 2008	1,000
Additional paid-in capital	111,250
Accumulated deficit during development stage	(72,237)	(17,261)

Total stockholders’ equity	$40,013	$48,489

Total liabilities and stockholders’ equity	$45,323	$53,799

See Accompanying Notes to Financial Statements.

FRIENDLY AUTO DEALERS, INC.
(An Exploration Stage Enterprise)

 STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months Ended March 31,	Aug. 6, 2007 (inception) to March 31,
	2008	2008

REVENUES	$-	$-

GENERAL, SELLING, AND ADMINISTRATIVE EXPENSES
General, selling and administrative expenses	$52,536	$69,847
Office expense	1,706	1,706
Travel	684	684
Income/ (loss) before other expense	$(54,976)	$(72,237)

Non-Operating Income (expense)	-	-

Net income/ (loss)	$(54,976)	$(72,237)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Average number of shares of common stock outstanding	5,604,167

See Accompanying Notes to Financial Statements.

FRIENDLY AUTO DEALERS, INC.
(An Exploration Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Common Stock	Accumulated Deficit During Development
	Shares	Amount	Subscribed	Stage	Total

Common stock subscribed at $.001 per share August 10, 2007	0	0	$12,250	$0	$12,250
Common stock subscribed December 31, 2007			53,500	0	53,500
Net loss, December 31, 2007	0	0		(17,261)	(17,261)
Balance, December 31, 2007	0	0	$65,750	$(17,261)	$48,489

	Common Stock		Additional Paid in	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued at $0.001 per share	5,000,000	5,000			5,000
Common stock issued at $0.01 per Share	725,000	725	6,525		7,250
Common stock issued at $0.10 per share per SB-2 Registration Statement effective Dec. 10, 2007	1,000,000	1,000	99,000	-	100,000
Accumulated deficit, December 31, 2007				(17,261)	(17,261)
Net loss, March 31, 2008				(54,976)	(54,976)
Balance, March 31, 2008	6,725,000	$6,725	$105,525	$(72,237)	$40,013

See Accompanying Notes to Financial Statements.

FRIENDLY AUTO DEALERS, INC.
(An Exploration Stage Enterprise)

 STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three months Ended March 31,2008	Aug. 6, 2007 (inception) to March 31,2008

Cash Flows From Operating Activities
Net (loss)	$(54,976)	$(72,237)

Changes in assets and liabilities
Increase (decrease) in accounts payable and accruals	-	5,310
Net cash used in operating activities	$(54,796)	(66,927)

Cash Flows From Investing Activities
Net cash provided used in investing activities	$-	-

Cash Flows From Financing Activities
Issuance of common stock	$46,500	$112,250

Net cash provided by financing activities	$46,500	$112,250

Net increase (decrease) in cash	(8,476)	$45,323

Cash, beginning of period	53,799	-

Cash, end of period	$45,323	$45,323

See Accompanying Notes to Financial Statements.

FRIENDLY AUTO DEALERS, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

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
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

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

FRIENDLY AUTO DEALERS, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS 141(R), “Business Combinations— a replacement of FASB Statement No. 141.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

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
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

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

On January 16, 2008, the Company sold 107 investors 535,000 shares for $53,500. As of December 31, 2007, the shares were unissued and considered subscribed. As of March 31, 2008, the Company has 6,275,000 shares of its $0.001 par value common stock issued and outstanding to 190 shareholders.

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

FRIENDLY AUTO DEALERS, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

Note 3.  Income Taxes (continued)

The components of the Company’s deferred tax asset as of December 31, 2007 and March 31, 2008 are as follows:

March 31, 2008
Net operating loss carry-forward at 35%	$72,237
Valuation allowance	(72,237)
Net deferred tax asset	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Inception August 6, 2007 to December 31, 2007	March 31, 2008
Tax at statutory rate (35%)	$17,261	$72,237
Increase in valuation allowance	(17,261)	(72,237)
Net deferred tax asset	$0	$0

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

FRIENDLY AUTO DEALERS, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

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

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Description Of Business

General

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

Friendly Auto Dealers plans to source its raw products (apparel and consumer products with logos) in China. Once the Company has selected a range of apparel and promotional products and negotiated pricing it will purchase a small inventory in order to make promotional samples.  The Company intends to hire independent contractors within the Peoples Republic of China and the United States for all graphic design.  Embroidery, and screen printing work necessary to place the prospective company logos on the products will be performed in China.  The Company will profile and market its product line to the corporate marketplace through online merchandising and an e-catalog on its website.  The website will have online catalogs offering apparel, office products and leisure products. The site will allow the consumer to “upload” an electronic version of their company or corporate logo and order products online through a fully functional e-commerce enabled website.

Business Development

As of March 31, 2008, Friendly Auto Dealers raised $105,000 through the sale of common stock.  Including the sale of 5,000,000 shares sold to its Sole Officer and Director. In addition, as of March 31, 2008, the Company had sold 1,000,000 shares of its common stock to approximately 185 shareholders for an aggregate investment of $100,000. These shares were registered under a Form SB-2 filing under the Securities Act of 1933 which became effective on December 10, 2007.  This was the maximum amount of common shares offered through the Registration Statement by the Company; as such, the offering is fully subscribed and closed as of the date of this report.  The Company intends to utilize these funds begin the initial development of its business and cover administrative costs for the next six to nine months.

Liquidity and Capital Resources

As of March 31, 2008, we have $45,323 of cash available.  We have current liabilities of $5,010.  From the date of inception (August 6, 2007) to March 31, 2008 the Company has recorded a net loss of $72,237 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2,  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  As of March 31, 2008, we had 6,275,000 shares issued and outstanding.  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

To date there is no public market for the Company’s common stock.  As of the date of this report, the Company has filed a 15c-211 application, through a broker dealer, with the Financial Industry Regulatory Authority (FINRA).  Management plans to continue focusing efforts on obtaining quotation of the Company’s common stock on the Over-The-Counter Bulletin Board (OTCBB).  However, there can be no guarantee or assurance that they will be successful in accomplishing this task; moreover, even if the common stock is listed on the OTCBB there can be no guarantee that a market would develop for the Company’s common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Tony Lam, of the corporation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

Changes In Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item  6. Exhibits

3.1  Articles of Incorporation*

3.2  By-Laws*

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*Filed previously as an exhibit to the Company’s registration statement with the Commission on November 21, 2007.

Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Auto Dealers, Inc.

Dated: May 14, 2008	/s/ Tony H. Lam
Tony H. Lam
Chief Executive Officer and
Chief Financial Officer