Form 10-Q
period 2008-08-10
Friendly Auto Dealers, Inc.
filed 2008-08-14
CIK 1419051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008
Commission File Number:  333-147560

FRIENDLY AUTO DEALERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1080965
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes  ☒                  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒                  No ☐

6,725,000 shares of Common Stock, par value $0.001, were outstanding on August 12, 2008.

Friendly Auto Dealers, Inc.

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.

FRIENDLY AUTO DEALERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEET
JUNE 30, 2008

	(UNAUDITED)	AUDITED
ASSETS	JUNE 30	DECEMBER 31
	2008	2007
Current Assets
Cash and Cash Equivalents	375	53,799
Prepaid Expenses	-	-
Total Current Assets	375	53,799

Total Assets	375	53,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	5,010	5,010
Loans From Shareholders	300	300
Total Current Liabilities	5,310	5,310

Stockholders' Equity (Note B)
Common stock subscriptions		65,750
Preferred stock, par value $.001;
5,000,000 shares authorized; -0-
shares issued and outstanding
Common stock, 0.001 par value;
70,000,000 shares authorized;
6,725,000 shares issued and outstanding at June 30, 2008
Additional Paid in Capital	105,525	-
Retained Earnings (Accumulated Deficit)	(117,185)	(17,261)
Total Stockholders' Equity	(4,935)	48,489

Total Liabilities and Stockholders' Equity	375	53,799

FRIENDLY AUTO DEALERS, INC.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS, SIX MONTHS AND CUMULATIVE ENDED JUNE 30, 2008
			Cumulative Since
	Three Months	Six Months	Inception
	Ended June 30	Ended June 30	August 6, 2007
Income
Revenues	$-	-	-
Total Income	-	-	-

General and Administrative Expenses
Office Expense	548	2,254	2,254
Travel	25,699	26,383	26,383
Professional Fees
Consulting	-	50	50
Legal, Accounting and ProfessionalFees	18,700	71,236	88,498
Total General and Administrative Expenses	44,947	99,923	117,185

Net Income (Loss)	$(44,947)	$(99,923)	$(117,185)

Per Share Information:

Net Income (Loss) per share - 6,725,000 shares issued	$(0.011)	$(0.024)	(0.024)

Basic weighted average number
common stock shares outstanding	4,085,534	4,085,534	4,085,534

Diluted weighted average number
common stock shares outstanding	4,085,534	4,085,534	4,085,534

FRIENDLY AUTO DEALERS, INC.
(AN DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS

	Three Months	Six Months	Since Inception
CASH FLOWS FROM OPERATING ACTIVITIES	Ended June 30	Ended June 30	August 6, 2007

Net income (Loss)	$-	$-	$-

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation	-	-	-
(Increase) decrease in:
Accounts Receivable	-	-	-
Prepaid Expenses	-	-	-
Increase (decrease) in:
Accounts Payable	-	-	5,010
Net Cash Provided (Used) By Operating Activities	-	-	5,010

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-	-	-
Net Cash (Used) By Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Stock for Services	-	-	7,250
Loans From Shareholders	-	-	300
Sale of Common Stock	-	46,500	105,000
Net Cash (Used) By Financing Activities	-	46,500	112,550

NET INCREASE (DECREASE) IN CASH	-	46,500	117,560

CASH AT BEGINNING OF PERIOD	45,322	53,799	-

CASH AT END OF PERIOD	$45,322	$100,298	$117,560

FRIENDLY AUTO DEALERS, INC.
(An Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form SB-2 Registration Statement, which was filed with the SEC on November 21, 2007.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Friendly Auto Dealers, Inc.,  as of June 30,  2008 and the  results of its operations and cash flows for the three and six month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2008.

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

Note 2. Stockholder’s Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On August 7, 2007, the Company authorized the issuance of 5,000,000 shares of its $.001 par value common stock at $0.001 per share in consideration of $5,000 in cash. The Company also authorized the issuance of 725,000 shares at $0.01 per share for $7,250 in legal and business services.  As of June 30, 2008, the shares were unissued and considered subscribed.

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

On January 16, 2008, the Company sold 79 investors 465,000 shares for $46,500. As of June 30, 2008, the shares were issued and outstanding. As of June 30, 2008, the Company has 6,725,000 shares of its $0.001 par value common stock issued and outstanding to 190 shareholders.

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. The Company has no preferred stock issued or outstanding.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2007 and since inception.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%

Effect of operating losses	-35%
0%

Net deferred tax assets consist of the following:

Six Months Ended June 30, 2008
Gross deferred tax asset	$41,015
Gross deferred tax liability	-
Valuation allowance	$(41,015)

The Company did not pay any income taxes during the six months ended June 30, 2008.

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

Note 6. Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

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

Plan of Operation

As of June 30, 2008, Friendly Auto Dealers had raised $105,000 through the sale of common stock.  As of June 30, 2008, we have $375 of cash available.  From inception to June 30, 2008 the Company has recorded a net loss of $117,185, which include current total liabilities of $5,310 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  Within the next three months we will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.  Failure to secure additional financing would result in our business to fail and any investment made into the Company would be lost in its entirety.

Friendly Auto Dealers has engaged in an effort to implement its business plan. In order to accomplish this objective, the management of the company has spent considerable establishing relationships with Chinese suppliers. In addition, the company recognizes that Friendly Auto Dealers will require a great deal of money to fully implement profitable operations. The Company has invested time and significant  sums of money in travel and entertainment in the persuit of potential investors. Though the Company believes it will eventually acquirie additional capital, it cannot quarantee that it will be successful.

The Company plans to raise additional capital through the sale of common shares that will be offerred to investors at a price that is slightly discounted to the current market price for its shares listed on the OTC BB.

May 9, 2008 Financial Industry Regulatory Authority (FINRA) approved the Company’s application for trading on the OTC BB and was assigned the market symbol, FYAD.   Even though the common stock is listed on the OTCBB there can be no guarantee that a market will develop for the Company’s common stock. Failure to create a market for the Company’s common stock would prevent holders of the common stock from selling there shares and may result in business failure in a complete loss of any investment made into the Company’s common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. Our principal exposure to market risk is that the price of our stock can either enhance or deter our ability to raise equity capital through the private placement of our securities.

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

As of June 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2008 and communicated the matters to our management.

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

Changes in Internal Controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II ― OTHER INFORMATION

Item 1.                      Legal Proceedings.

Friendly is not currently a party to any legal proceedings. Friendly’s agent for service of process in Nevada is:   EastBiz.Com, Inc., 5348 Vegas Drive, Las Vegas, Nevada 89108. Telephone: (702) 871-8678.

The Company’s, sole Officer and Director, Mr. Lam, has not been convicted in a criminal proceeding nor has he been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.  Mr. Lam, has not been convicted of violating any federal or state securities or commodities law.

There are no known pending legal or administrative proceedings against Friendly Auto Dealers, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item  6.  Exhibits and Reports on Form 8-K

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description
31.a	Certification of Tony H. Lam pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.a	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K – None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Auto Dealers, Inc.
Dated: August 14, 2008	/s/ Tony H. Lam
Tony H. Lam
Chief Executive Officer and
Chief Financial Officer