Form 10-Q/A
period 2008-03-31
Friendly Auto Dealers, Inc.
filed 2008-11-19
CIK 1419051

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller reporting company ☒

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

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)

Unaudited Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of August 6, 2007 (Inception) to September 30, 2008

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)

Unaudited Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of August 6, 2007 (Inception) to September 30, 2008

CONTENTS

Balance Sheets	1

Statements of Operations	2

Statements of Cash Flows	3

Notes to Financial Statements	4-8

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2008	December 31, 2007

	(unaudited)
ASSETS

Current assets
Cash	$375	$53,799
Prepaid expenses	5,000	-

Total current assets	5,375	53,799

Total assets	$5,375	$53,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,180	$5,010
Loan from shareholder	300	300

Total current liabilities	1,480	5,310

Stockholders' Equity
Common stock subscriptions	-	65,750
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 6,725,000 shares issued and outstanding	6,725	-
Additional paid in capital	105,525	-
Deficit accumulated during the development stage	(108,355)	(17,261)
Total stockholders' equity	3,895	48,489

Total liabilities and stockholders' equity	$5,375	$53,799

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Statement of Operations (unaudited)

					For the period from August 6, 2007 (inception) to September 30, 2008

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Office expenses	-	-	3,500	-	13,211
Travel	-	-	30,474	-	30,474
Professional fees	5,000	7,550	57,120	7,550	64,670
Total expenses	5,000	7,550	91,094	7,550	108,355

Net loss	$(5,000)	$(7,550)	$(91,094)	$(7,550)	$(108,355)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	6,725,000	0	6,697,792	0

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

			For the period of August 6, 2007 (inception) to September 30, 2008

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(91,094)	$(7,550)	$(108,355)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	7,250	7,250
Changes in operating assets and liabilities
Prepaid expenses	(5,000)	-	(5,000)
Accounts payable	(3,830)	-	1,180
Net cash used in operating activities	(99,924)	(300)	(104,925)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Loan from shareholder	-	300	300
Proceeds from sale of stock	46,500	5,000	105,000
Net cash provided by financing activities	46,500	5,300	105,300

(Decrease) increase in cash	(53,424)	5,000	375

Cash at beginning of period	53,799	-	-

Cash at end of period	$375	$5,000	$375

Supplemental disclosure of non-cash investing and financing activities:

Issuance of 725,000 shares of common stock for professional and consulting services	$-	$-	$7,250

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of August 6, 2007 (Inception) to September 30, 2008

Note 1 - Nature of Business

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form SB-2 Registration Statement, which was filed with the SEC on November 21, 2007.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Friendly Auto Dealers, Inc.,  as of September 30,  2008 and the  results of its operations and cash flows for the three and nine month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Note 2 - Significant Accounting Policies

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2008.

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

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of August 6, 2007 (Inception) to September 30, 2008

Note 2 - Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of August 6, 2007 (Inception) to September 30, 2008

Note 2 - Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

Note 3 - Stockholder’s Equity

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

On November 11, 2007, the Company filed an SB-2 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of common stock and offer the shares for sale to the public at $0.10 per share. On December 10, 2007, the Securities and Securities Commission declared the offering effective. On December 31, 2007, the Company sold 107 investors 535,000 shares for $53,500. As of December 31, 2007, the shares were unissued and considered subscribed and were subsequently issued in January 2008.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of August 6, 2007 (Inception) to September 30, 2008

Note 3 - Stockholder’s Equity (continued)

Common stock (continued)

On January 16, 2008, the Company sold 79 investors 435,000 shares for $43,500. As of September 30, 2008, the shares were issued and outstanding. On February 1, 2008, the Company issued an additional 30,000 shares for $3,000 cash which are considered to be issued and outstanding. As of September 30, 2008, the Company has 6,725,000 shares of its $0.001 par value common stock issued and outstanding to 190 shareholders.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2008, 2007 and since inception.  As of September 30, 2008 and 2007 and since inception, the Company had no potential dilutive common shares.

Note 4 - Income Taxes

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

The Company did not pay any income taxes during the three or nine months ended September 30, 2008.

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of August 6, 2007 (Inception) to September 30, 2008

Note 5 - Related Party Transactions

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

The officer of the Company has lent $300 for organizational expenses as of September 30, 2008. Interest has not been imputed as such costs would be immaterial to the financial statements as a whole.

Note 6 - Prepaid Expenses

On December 15, 2007 the Company signed a contract with Heartland Managed Risk, LLC (Heartland) for the purposes of provided the filing and compliance services necessary to meet the Securities and Exchange Commission requirements for reporting companies.  The Company agreed to pay Heartland $20,000 annually for these services which were paid in full in February 2008. Accordingly, this amount has been reflected in the financial statements as a prepaid expense and will be recognized appropriately as services are rendered. As of September 30, 2008, the Company had $5,000 of prepaid expenses.

Note 7 - Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 8 - Subsequent Events

No events have occurred subsequent to the balance sheet date which would require disclosure therein

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

Liquidity and Capital Resources

As of March 31, 2008, we have $45,323 of cash available.  We have current liabilities of $3,360.  From the date of inception (August 6, 2007) to March 31, 2008 the Company has recorded a net loss of $55,287 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2,  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  As of March 31, 2008, we had 6,725,000 shares issued and outstanding.  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

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

Friendly Auto Dealers, Inc.

Dated: November 19, 2008	/s/ Tony H. Lam
Tony H. Lam
Chief Executive Officer and
Chief Financial Officer