Form 10-Q
period 2008-09-30
Friendly Auto Dealers, Inc.
filed 2008-11-19
CIK 1419051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008
Commission File Number:  333-147560

FRIENDLY AUTO DEALERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1080965
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 4132 South Rainbow Road
 Suite 514
Las Vegas, Nevada 89103
(702) 321-6876
(Address of principal telephone number, executive offices, including zip code)

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

Yes   ☒                  No ☐

6,725,000 shares of Common Stock, par value $0.001, were outstanding on September 30, 2008.

Friendly Auto Dealers, Inc.

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)

Unaudited Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of August 6, 2007 (Inception) to September 30, 2008

[Missing Graphic Reference]

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

General

Friendly Auto Dealers, Inc. (the “Company”) is a development stage company that was incorporated on August 6, 2007, in the state of Nevada. The Company intends to enter the premium promotion business in mainland China and is looking at acquisition candidates on the mainland.

The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Friendly Auto Dealers has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is December 31st.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

As of September 30, 2008, we have $375 of cash available.  We have current liabilities of $1,480 From the date of inception (August 6, 2007) to September 30, 2008 the Company has recorded a net loss of $108,355 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form SB-2 on November 21, 2007, which was deemed effective on December 10, 2007.  Since this time the Company has sold 1,000,000 shares of common stock to the public with total proceeds raised of $100,000.  These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.  The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

In addition, on May 8, 2008 the Financial Industries Regulatory Authority (FINRA) cleared Friendly Auto Dealers to trade on the Over the Counter Bulletin Board under the symbol, FYAD. To date there has been limited trading in the securities of the Company. There can be no guarantee or assurance that a sizable public market will ever exist for the common stock. Failure to create a market for the Company’s common stock could result in business failure and a complete loss of any investment made into the Company.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Mr. Lam and the Company does not anticipate hiring any additional employees within the next twelve months.

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

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

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

As of September 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2008 and communicated the matters to our management.

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
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6.                      Exhibits

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Tony Lam pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friendly Auto Dealers, Inc.

Date: November 19, 2008	By:	/s/Tony Lam
Tony Lam
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: November 19, 2008	By:	/s/ Tony Lam
Tony Lam
President and Chief Executive Officer