Form 10-Q/A
period 2008-06-30
Friendly Auto Dealers, Inc.
filed 2008-11-20
CIK 1419051

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

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)

Unaudited Financial Statements
For the Three and Six Months Ended June 30, 2008 and the
Period of August 6, 2007 (Inception) to June 30, 2008

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)

Unaudited Financial Statements
For the Three and Six Months Ended June 30, 2008 and the
Period of August 6, 2007 (Inception) to June 30, 2008

CONTENTS

 Balance Sheets
1

 Statements of Operations
2

 Statements of Cash Flows
3

 Notes to Unaudited Financial Statements
4-8

 FRIENDLY AUTO DEALERS, INC.

 (A Development Stage Enterprise)

 Balance Sheets

June 30, 2008
December 31, 2007

(unaudited)

 ASSETS

 Current assets

 Cash
$375	$53,799

 Prepaid expenses
10,000	-

 Total current assets
10,375	53,799

 Total assets
$10,375	$53,799

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities

 Accounts payable
$1,180	$5,010

  Loan from shareholder
300	300

 Total current liabilities
1,480	5,310

 Stockholders' Equity

 Common stock subscriptions
-	65,750

 Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding
-	-

 Common stock, $.001 par value; 70,000,000 shares authorized, 6,725,000 shares issued and outstanding
6,725	-

 Additional paid in capital
105,525	-

 Deficit accumulated during the development stage
(103,355)	(17,261)

 Total stockholders' equity
8,895	48,489

 Total liabilities and stockholders' equity
$10,375	$53,799

 See accompanying notes to financial statements

 FRIENDLY AUTO DEALERS, INC.

 (A Development Stage Enterprise)

 Statement of Operations (unaudited)

For the period from August 6, 2007 (inception) to June 30, 2008

Three months ended June 30, 2008
Six months ended June 30,2008

 Revenue
$-	$-	$-

 Expenses

 Office expenses
809	3,500	20,761

 Travel
388	30,474	30,474

 Professional fees
46,870	54,720	52,120

 Total expenses
48,067	86,094	103,355

 Net loss
$(48,067)	$(86,094)	$(103,355)

 Basic and diluted loss per common share
$(0.01)	$(0.01)

 Weighted average shares outstanding
6,725,000	6,684,038

 See accompanying notes to financial statements

 FRIENDLY AUTO DEALERS, INC.

 (A Development Stage Enterprise)

 Statements of Cash Flows (unaudited)

For the period of August 6, 2007 (inception) to June 30, 2008

Six months ended June 30, 2008

 Cash flows from operating activities

Net loss
$
(86,094)
$
(103,355)

Adjustments to reconcile net loss to net cash used in operating activities

Common stock issued for services
-
7,250

Changes in operating assets and liabilities:

Prepaid expenses
(10,000)
(10,000)

Accounts payable
(3,830)
1,180

 Net cash used in operating activities
(99,924)
(104,925)

 Net cash used in investing activities
-
-

 Cash flows from financing activities

Loan from shareholder
-
300

Proceeds from sale of stock
46,500
105,000

 Net cash provided by financing activities
46,500
105,300

(Decrease) increase in cash
(53,424)
375

Cash at beginning of period
53,799
-

Cash at end of period
$
375
$
375

 Supplemental disclosure of non-cash investing and financing activities:

Issuance of 725,000 shares of common stock for professional and consulting services
$
-
$
7,250

 Supplemental Cash Flow Information:

Cash paid for interest
$
-
$
-

Cash paid for income taxes
$
-
$
-

 See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three and Six Months Ended June 30, 2008 and the
Period of August 6, 2007 (Inception) to June 30, 2008

Note 1 - Nature of Business

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

Note 2 – Significant Accounting Policies

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2008 or December 31, 2007.

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

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three and Six Months Ended June 30, 2008 and the
Period of August 6, 2007 (Inception) to June 30, 2008

 Note 2 – Significant Accounting Policies (Continued)

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

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three and Six Months Ended June 30, 2008 and the
Period of August 6, 2007 (Inception) to June 30, 2008

 Note 2 – Significant Accounting Policies (Continued)

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

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three and Six Months Ended June 30, 2008 and the
Period of August 6, 2007 (Inception) to June 30, 2008

 Note 2 – Significant Accounting Policies (Continued)

Common stock (Continued)

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

On January 16, 2008, the Company sold investors 435,000 shares for $43,500. On February 1, 2008, the Company again issued 30,000 shares for an aggregate purchase price of $3,000. As of June 30, 2008, the Company has 6,725,000 shares of its $0.001 par value common stock issued and outstanding to 190 shareholders.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2008, 2007 and since inception.  As of December 31, 2007 and since inception, the Company had no common shares outstanding.  As of June 30, 2008, December 31, 2007 and since inception, the Company had no dilutive potential common shares.

Note 3 - Income Taxes

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

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three and Six Months Ended June 30, 2008 and the
Period of August 6, 2007 (Inception) to June 30, 2008

Note 3 -  Income Taxes (continued)

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4 - Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.  The officer of the Company has advanced $300 for organizational expenses as of June 30, 2008.

Note 5 - Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 6 - Prepaid Expenses

On December 15, 2007 the Company signed a contract with Heartland Managed Risk, LLC (Heartland) for the purposes of provided the filing and compliance services necessary to meet the Securities and Exchange Commission requirements for reporting companies.  The Company agreed to pay Heartland $20,000 annually for these services which were paid in full in February 2008. Accordingly, this amount has been reflected in the financial statements as a prepaid expense and will be recognized appropriately as services are rendered.  As of June 30, 2008, the Company had prepaid services of $10,000.

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

Business Development

As of June 30, 2008, Friendly Auto Dealers raised $105,000 through the sale of common stock.  Including the sale of 5,000,000 shares sold to its Sole Officer and Director. In addition, as of June 30, 2008, the Company had sold 1,000,000 shares of its common stock to approximately 185 shareholders for an aggregate investment of $100,000. These shares were registered under a Form SB-2 filing under the Securities Act of 1933 which became effective on December 10, 2007.  This was the maximum amount of common shares offered through the Registration Statement by the Company; as such, the offering is fully subscribed and closed as of the date of this report.  The Company intends to utilize these funds begin the initial development of its business and cover administrative costs for the next six to nine months.

Liquidity and Capital Resources

As of June 30, 2008, we have $375 of cash available.  We have current liabilities of $1,480.  From the date of inception (August 6, 2007) to June 30, 2008 the Company has recorded a net loss of $103,355 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2,  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  As of June 30, 2008, we had 6,725,000 shares issued and outstanding.  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

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

 Dated: November 21, 2008
/s/ Tony H. Lam

Tony H. Lam

Chief Executive Officer and

Chief Financial Officer