Form 10-Q/A
period 2008-09-30
Friendly Auto Dealers, Inc.
filed 2008-11-20
CIK 1419051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

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

Friendly Auto Dealers, Inc.

Date: November 20, 2008	By:	/s/ Tony Lam
Tony Lam
Chief Financial Officer, Treasurer and Secretary
( principal financial and accounting officer)

Date: November 20, 2008	By:	/s/ Tony Lam
Tony Lam
President and Chief Executive Officer