Form 10-K
Friendly Auto Dealers, Inc.
filed 2009-05-12
CIK 1419051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number:  333-147560
_______________________________

FRIENDLY AUTO DEALERS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-1176182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4132 South Rainbow Road, Suite 514
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The common stock was last sold at a price of $0.17 on April 24, 2009.  The aggregate market value of the voting and non-voting common equity held by non-affiliates was $4,413,200

As of May 11, 2009, the Registrant had outstanding 26,960,000 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form SB-2 November 21, 2007 and the Stock Incentive Plan on Form S-8 with exhibits thereto filed on March 3, 2009 are incorporated by reference within Part I and Part II herein.

INDEX
FRIENDLY AUTO DEALERS, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements.  References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Friendly "we," "our," “FYAD,” and "us" refer to Friendly Auto Dealers, Inc.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by FYAD with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by FYAD with the SEC may also be obtained from FYAD by directing a request to Friendly Auto Dealers, Inc., Attention:  Tony Lam-4132 South Rainbow Road, Suite 514, Las Vegas Nevada 89103.

ITEM 1	BUSINESS.

General

Friendly Auto Dealers, Inc. ("Friendly Auto Dealers" or “The Company”) is a start-up company incorporated on August 6, 2007, under the laws of the State of Nevada.  The principal offices are located at 4132 South Rainbow Boulevard, Suite 514, Las Vegas, Nevada. The telephone number is (702) 321-6876. The fax number is (702) 939-0655.  Since becoming incorporated, Friendly Auto Dealers has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Friendly Auto Dealers has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.  Our fiscal year end is December 31st.

Description of Business

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

Investors must be aware that we have not begun operations and we have not generated any revenue.  We currently have minimal funds available and in order to continue our business plan we must raise additional proceeds.  We will likely be required to borrow proceeds from a shareholder in order to pay expenses associated with filing this report.  We cannot provide any guarantee will be successful in securing adequate proceeds in the future and failure to do so would result in a complete loss of any investment made into the Company.

Employees

Other than Tony Lam (officer and director) there are no other employees.  Currently Mr. Lam is donating his time to the development of the Company.  There is no employment agreement by and between us and Mr. Lam.

Research and Development Expenditures

Since the time of our incorporation we have not incurred any research or development expenditures.

Business Strategy

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

Competitive Business Conditions

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

Patents and Trademarks

We have no patents, trademarks or licenses.

Governmental Regulation

 We currently are not aware of any governmental approval required to conduct our business.

Reports to Security Holders

We file our quarterly and annual report with the Securities and Exchange Commission (SEC), which the public may view and copy at the Public Reference Room at 100 F Street, N.E. Washington D.C. 20549.  SEC filings, including supplemental schedule and exhibits, can also be accessed free of charge through the SEC website www.sec.gov.

ITEM 1A	RISK FACTORS

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

We currently do not have adequate funds to cover the costs associated with maintaining our status as a Reporting Company.

The Company currently has approximately $371 of cash available.  This amount will not be enough to pay the legal, accounting, and filing fees that is required to maintain our status as a reporting company, which is currently estimated at $25,000 for fiscal year 2009.  If we can no longer be a reporting company our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board.  This would result in there being no public market for an investor to trade our common stock and any investment made would be lost in its entirety.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on August 6, 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2008 our net loss since inception is $108,809.  Based upon current plans, we expect to incur operating losses in future periods. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

If we are able to complete financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution.

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

Because there is currently a limited public trading market for our common stock, you may not be able to resell your stock.

Although our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) the market is limited. If a market does not develop there would be no central place, such as stock exchange or electronic trading system to resell your shares.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2008. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2008. The identified material weaknesses did not result in material audit adjustments to our 2008 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditor’s report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

TEM 1B	UNRESOLVED STAFF COMMENTS
None

ITEM 2	PROPERTIES.

We do not own any property; the principal offices are located at 4132 South Rainbow Boulevard, Suite 514, Las Vegas, Nevada. The telephone number is (702) 321-6876. The fax number is (702) 939-0655.

ITEM 3	LEGAL PROCEEDINGS.

Friendly Auto Dealers is not currently a party to any legal proceedings. Friendly’s agent for service of process in Nevada is:   EastBiz.Com, Inc., 5348 Vegas Drive, Las Vegas Nevada 89108.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
 None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol FYAD.  The stock trades are limited and sporadically; there is no established public trading market for our common stock.  In 2008 our stock traded at a high of $0.50 and a low of $0.16.   As of the date of this report there are approximately 132 shareholders of our common stock.

Dividends

We did not declare or pay dividends during the Fiscal Year 2008 and do not anticipate declaring or paying dividends in fiscal year 2009.

Securities Authorized for Issuance under Equity Compensation Plans

We had no equity compensation plan in 2008.

Subsequent to year end 2008, in March 2009, the Company adopted a 2009 Stock Incentive Plan (“the Plan”). Pursuant to the Plan, the Company may grant stock awards to employees and contractors as compensation for services rendered on behalf of the Company.

The stock award value shall be no less than 85 percent of the fair market value of the common stock on the date of issuance. The maximum number of shares that can be issued pursuant to the Plan are 10,000,000 shares. The Company filed an S-8 to register these shares on March 13, 2009.

On various dates in March 2009, the Company issued shares of its common stock pursuant to the Plan to various consultants as compensation for services to be rendered in assisting the Company with its business plan. The consultants each agreed to provide services for the term of one year in consideration of the common stock received. The stock awards were valued at 85 percent of the fair market value of the stock on the date of the award in accordance with the Company's 2009 Stock Incentive Plan. A total of 1,765,000 shares of the Company's common stock were issued under its 2009 Stock Incentive Plan in the following manner:

1) 500,000 free trading shares at $0.17 per share for a total consideration of $85,000 in consulting services;

2) 200,000 free trading shares at $0.17 per share and 200,000 restricted shares at $0.17 per share for a total consideration of $68,000 in consulting services;

3) 275,000 free trading shares at $0.17 per share for a total consideration of $46,750 in consulting services;

4) 500,000 free trading shares at $0.17 per share for a total consideration of $85,000 in legal services;

5)  90,000 free trading shares at $0.17 per share in lieu of 250,000 restricted shares;

The consultant (2) also received 200,000 stock warrants exercisable for three years at a strike price of $.50 per share.  The Company valued these options using the Black-Scholes model and has been accounted for appropriately.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2008.

Subsequent to year end, in March 2009, the Company issued 8,370,000 shares of unregistered restricted common stock to various vendors in consideration of services provided or to be provided. These shares have been valued based on the company’s 2009 stock incentive plan. The agreements are itemized as follows:

1) 1,000,000 restricted shares to the Company President at $0.17 per share for a total consideration of $170,000 of consulting services;

2) 1,000,000 restricted shares at $0.17 per share for a total consideration of $170,000 of consulting services;

3) 6,000,000 restricted shares at $0.17 per share for a total consideration of $1,020,000 of consulting services;

4) 100,000 restricted shares at $0.03 per share for payment of a $3,000 advertising invoice;

5) 20,000 restricted shares at $0.01 per share for payment of a $200 advertising invoice;

6) 250,000 restricted shares at $0.17 per share for a total consideration of $42,500 of consulting services;

The consultant (6) received 250,000 stock warrants with a strike price of $1.00 exercisable for five years. The Company valued these options using the Black-Scholes model and have been accounted for appropriately.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2008

Revenues	$0

Operating Expenses	$(108,809)

Earnings (Loss)	$(108,809)

Total Assets	$12,871

Liabilities	$7,250

Shareholders’ Equity	$5,621

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Friendly Auto Dealers, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2008.  As of December 31, 2008 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Plan of Operations

Liquidity and Capital Resources. At the end of fiscal year 2008 we had $371 of cash on hand and available we had liabilities of $7,250. We must secure additional funds in order to continue our business. We will be required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees.  We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for fiscal year 2009).  Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have not begun operations and we have not generated any revenues.  Since incorporation we have incurred a loss of $120,309.

Off-Balance Sheet Arrangements. None

Contractual Obligations. None

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

On November 26, 2008, the Company filed on a Form 8-K information announcing DME Capital, LLC as there global investor relations company. On March 13, 2009 the Company filed its Stock Incentive Plan on Form S-8.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
 None

ITEM 9A(T)	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Friendly Auto Dealers, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Tony Lam. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Friendly Auto Dealers will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, Friendly Auto Dealers will enhance and test our year-end financial close process. Additionally, Friendly Auto Dealers’ audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2008 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending December 31, 2008, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• Friendly Auto Dealers will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

Subsequent to year end 2008, on March 19, 2009, the Company entered into a Memorandum of Understanding ("Memo") with Excellent Auto Consulting ("Excellent") to purchase all or a majority of the outstanding capital voting stock of Excellent in such a way that allows Excellent to acquire the business of the Company. The Memo outlines that each party negotiate and complete a Material Definitive Agreement ("Agreement"). Pursuant to the Memo, the Company issued 10,000,000 shares of its common stock to be held in trust while negotiating the Agreement. The Company intends to acquire all or a majority of the outstanding capital stock of Excellent on or before June 30, 2009.  At this time the Company cannot provide any assurance or guarantee that the above agreement will be consummated.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Friendly Auto Dealers, Inc.’s executive officer and director and his respective age as of December 31, 2008 are as follows:

Directors:

Name of Director	Age
Tony Lam	50

Executive Officer:

Name of Officer	Age	Office
Tony Lam	50	President, CFO,CEO

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

Tony Lam.  Mr. Lam has been in the casino industry in Las Vegas, Nevada for the past twelve years. Currently, Mr. Lam works for the Stratosphere Hotel and Casino where he is the Director of Asian Marketing. From 2002 through 2005, Mr. Lam worked at The Lady Luck Hotel and Casino in the same capacity. Prior to working at the Stratosphere and Lady luck, he worked at the Desert Inn with the title of International Marketing Executive -Far East Region. Mr. Lam earned a B.S. in Business Administration from the University of Nevada, Las Vegas in 1985.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to its business.

Corporate Governance

Nominating Committee.  We have not established a Nominating Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee.  We have has not established an Audit Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics. We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics is filed as an Exhibit to this Annual Report, Exhibit 14.

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Tony Lam Director, President	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2008. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2008.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2008.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Friendly Auto Dealers to own more than 5% of the outstanding common stock as of December 31, 2008 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common Stock	Tony H. Lam 4132 South Rainbow Bl. Suite 514 Las Vegas, Nevada 94513	5,000,000 shares	74%

The percent of class is based on 6,825,000 shares of common stock issued and outstanding as of December 31, 2008.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2008, there were no material transactions between the Company and any Officer, Director or related party has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The sole Officer and Director;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of December 31, 2008 the Company has incurred auditing expenses of approximately $15,000 which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form SB-2, filed on November 21, 2007.

3.2	By-Laws Incorporation are incorporated herein by reference to Form SB-2, filed on November 21, 2007.

14	Code of Ethics

23.1	Consent of Accountant

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDLY AUTO DEALERS, INC.

By:	/s/ Tony H. Lam
Tony H. Lam
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

Date: May 12, 2009

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)

Financial Statements
December 31, 2008 and 2007

Kyle L. Tingle CPA, LLC
PERSONAL FINANCIAL PLANNING,
BUSINESS SERVICES & TAX PLANNING

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Friendly Auto Dealers, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Friendly Auto Dealers, Inc. (A Development Stage Enterprise) as of December 31, 2008 and 2007 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period August 6, 2007 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendly Auto Dealers, Inc. (A Development Stage Enterprise) as of December 31, 2008 and the results of its operations and cash flows for the years then ended and the period August 6, 2007 (inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KLT, CPA, LLC

Kyle L. Tingle, CPA, LLC

April 20, 2009
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 450 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2008	2007

ASSETS

Current assets
Cash	$371	$53,799
Prepaid expenses	12,500	-
Total current assets	12,871	53,799

Total assets	$12,871	$53,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$450	$5,010
Loan from shareholder	6,800	300

Total current liabilities	7,250	5,310

Stockholders' Equity
Common stock subscriptions	-	65,750
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 6,825,000 and no shares issued and outstanding at December 31, 2008 and 2007	6,825	-
Additional paid in capital	107,605	-
Deficit accumulated during the development stage	(108,809)	(17,261)
Total stockholders' equity	5,621	48,489

Total liabilities and stockholders' equity	$12,871	$53,799

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Statements of Operations

			For the period from August 6, 2007 (inception) to December 31, 2008

	Year ended December 31,
	2008	2007

Revenue	$-	$-	$-

Expenses
Office expenses	2,959	9,711	12,670
Travel	30,474	-	30,474
Professional fees	58,115	7,550	65,665
Total expenses	91,548	17,261	108,809

Net loss	$(91,548)	$(17,261)	$(108,809)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	6,714,740	5,622,768

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity
For the Period of August 6, 2007 (Inception) to December 31, 2008

	Common Stock		Additional Paid-In Capital	Common stock subscribed	Accumulated Deficit	Total
	Shares	Amount
Balance, August 6, 2007 (Inception)	-	$-	$-	$-	$-	$-
Common stock subscriptions, August 10, 2007	-	-	-	12,250	-	12,250
Stock subscribed from sale under SB-2 registration	-	-	-	53,500	-	53,500
Net loss, December 31, 2007	-	-	-	-	(17,261)	(17,261)

Balance, December 31, 2007	-	-	-	65,750	(17,261)	48,489

Issue common stock subscribed	6,260,000	6,260	59,490	(65,750)	-	-
Common stock issued for cash	465,000	465	46,035	-	-	46,500
Common stock issued for services	100,000	100	900	-	-	1,000
Contributed capital by officer	-	-	1,180	-		1,180
Net loss, December 31, 2008	-	-	-	-	(91,548)	(91,548)

Balance, December 31, 2008	6,825,000	$6,825	$107,605	$-	$(108,809)	$5,621

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period of August 6, 2007 (inception) to December 31, 2008

	Year ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(91,548)	$(17,261)	$(108,809)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	1,000	7,250	8,250
Changes in operating assets and liabilities
Prepaid expense	(12,500)	-	(12,500)
Accounts payable	(4,560)	5,010	450
Net cash used in operating activities	(107,608)	(5,001)	(112,609)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Loan from shareholder	6,500	300	6,800
Capital contributed by officer	1,180	-	1,180
Proceeds from sale of stock	46,500	58,500	105,000
Net cash provided by financing activities	54,180	58,800	112,980

(Decrease) increase in cash	(53,428)	53,799	371

Cash at beginning of period	53,799	-	-

Cash at end of period	$371	$53,799	$371

Supplemental disclosure of non-cash investing and financing activities:

Issuance of 725,000 shares of common stock for professional and consulting services	$1,000	$7,250	$8,250

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 December 31, 2008 and 2007

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2008 and 2007.

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
Notes to Financial Statements
 December 31, 2008 and 2007

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

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

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

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 December 31, 2008 and 2007

Note 2 - Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labelled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

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

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Audited Financial Statements
 December 31, 2008 and 2007

Note 3 - Stockholder’s Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On August 7, 2007, the Company authorized the issuance of 5,000,000 shares of its $0.001 par value common stock at $0.001 per share in consideration of $5,000 in cash. The Company also authorized the issuance of 725,000 shares at $0.01 per share for $7,250 in legal and business services.

On November 11, 2007, the Company filed an SB-2 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of common stock and offer the shares for sale to the public at $0.10 per share. On December 10, 2007, the Securities and Securities Commission declared the offering effective. On December 31, 2007, the Company sold 107 investors 535,000 shares for $53,500. As of December 31, 2007, the shares were unissued and considered subscribed and were subsequently issued in January 2008. As of December 31, 2008, the shares are issued and outstanding and are thus reflected in the financial statements.

On January 16, 2008, the Company sold 79 investors 435,000 shares for $43,500. As of December 31, 2008, the shares were issued and outstanding. On February 1, 2008, the Company issued an additional 30,000 shares for $3,000 cash which are considered to be issued and outstanding.

On November 25, 2008, the Company issued 100,000 shares at $0.01 per share for $1,000 in consulting services.

As of December 31, 2008, the Company has 6,825,000 shares of its $0.001 par value common stock issued and outstanding to 191 shareholders.

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2008 and 2007.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 December 31, 2008 and 2007

Note 4 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 “Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2008 or 2007, applicable under FIN 48.  As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The components of the Company’s deferred tax asset as of December 31, 2008 are as follows:

	2008	2007
Net operating loss carry forward	$38,083	$6,041
Valuation allowance	(38,083)	(6,041)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2008	2007	From Inception
Net operating loss carry forward	$32,042	$6,041	$38,083
Valuation allowance	(32,042)	(6,041)	(38,083)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2008 and 2007.

The net federal operating loss carry forward will expire in 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 December 31, 2008 and 2007

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

Since inception, an officer of the Company has lent $6,800 for organizational and professional expenses. As the loan is non-interest bearing and due on demand, the balance current liabilities is $6,800 and $300 at December 31, 2008 and 2007, respectively.

During the year ended December 31, 2008, an officer of the Company personally paid $1,180 of expenses on behalf of the Company. This amount has been included in additional paid-in capital as of December 31, 2008 as the officer has relinquished claims for reimbursement.

Note 7 - Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 8 – Prepaid Expenses

The Company entered into a consulting agreement for total consideration of $25,000.  The agreement was effective from April 2, 2008 through October 2, 2009.  As of December 31, 2008, the contract was 50% completed.  As of December 31, 2008, $12,500 was determined to be a prepaid expense.

Note 9 – Subsequent Events

During March 2009, the Company adopted a 2009 Stock Incentive Plan (“the Plan”). Pursuant to the Plan, the Company may grant stock awards to employees and contractors as compensation for services rendered on behalf of the Company. The stock award value shall be no less than 85 percent of the fair market value of the common stock on the date of issuance. The maximum number of shares that can be issued pursuant to the Plan are 10,000,000 shares. The Company filed an S-8 to register these shares on March 13, 2009.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 December 31, 2008 and 2007

Note 9 – Subsequent Events (continued)

On various dates in March 2009, the Company issued shares of its common stock pursuant to the Plan to various consultants as compensation for services to be rendered in assisting the Company with its business plan. The consultants each agreed to provide services for the term of one year in consideration of the common stock received. The stock awards were valued at 85 percent of the fair market value of the stock on the date of the award in accordance with the Company's 2009 Stock Incentive Plan. A total of 1,765,000 shares of the Company's common stock were issued under its 2009 Stock Incentive Plan in the following manner:

1) 500,000 free trading shares at $0.17 per share for a total consideration of $85,000 in consulting services;
2) 200,000 free trading shares at $0.17 per share and 200,000 restricted shares at $0.17 per share for a total consideration of $68,000 in consulting services;
3) 275,000 free trading shares at $0.17 per share for a total consideration of $46,750 in consulting services;
4) 500,000 free trading shares at $0.17 per share for a total consideration of $85,000 in legal services;
5)  90,000 free trading shares at $0.17 per share in lieu of 250,000 restricted shares;

The consultant (2) also received 200,000 stock warrants exercisable for three years at a strike price of $.50 per share.  The Company valued these options using the Black-Scholes model and have been accounted for appropriately.

Further during March 2009, the Company also issued 8,370,000 shares of unregistered restricted common stock to various vendors in consideration of services provided or to be provided. These shares have been valued based on the company’s 2009 stock incentive plan. The agreements are itemized as follows:

1) 1,000,000 restricted shares to the Company President at $0.17 per share for a total consideration of $170,000 of consulting services;
2) 1,000,000 restricted shares at $0.17 per share for a total consideration of $170,000 of consulting services;
3) 6,000,000 restricted shares at $0.17 per share for a total consideration of $1,020,000 of consulting services;
4) 100,000 restricted shares at $0.03 per share for payment of a $3,000 advertising invoice;
5) 20,000 restricted shares at $0.01 per share for payment of a $200 advertising invoice;
6) 250,000 restricted shares at $0.17 per share for a total consideration of $42,500 of consulting services;

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 December 31, 2008 and 2007

Note 9 – Subsequent Events (continued)

The consultant (6) received 250,000 stock warrants with a strike price of $1.00 exercisable for five years. The Company valued these options using the Black-Scholes model and have been accounted for appropriately.

On March 19, 2009, the Company entered into a Memorandum of Understanding ("Memo") with Excellent Auto Consulting ("Excellent") to purchase all or a majority of the outstanding capital voting stock of Excellent in such a way that allows Excellent to acquire the business of the Company. The Memo outlines that each party negotiate and complete a Material Definitive Agreement ("Agreement"). Pursuant to the Memo, the Company issued 10,000,000 shares of its common stock to be held in trust while negotiating the Agreement. The Company intends to acquire all or a majority of the outstanding capital stock of Excellent on or before June 30, 2009.