Form 10-Q
period 2009-05-19
Friendly Auto Dealers, Inc.
filed 2009-05-20
CIK 1419051

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes         No 

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer 	Non-Accelerated Filer 
(Do not check if a smaller reporting company)

Accelerated Filer 	Smaller reporting company 
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   NO 

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES     NO 

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.  As of May 19, 2009, the registrant had 26,960,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES     NO 

CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)
The accompanying balance sheets of Friendly Auto Dealers, Inc. at March 31, 2009 (with comparative figures as at December 31, 2008) and the Statements of Operations for the three months ended March 31, 2009 and 2008 and the period of August 6, 2007 (Inception) to March 31, 2009and the Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and the period of August 6, 2007 (Inception) to March 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)

Financial Statements
March 31, 2009 and 2008

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)

Financial Statements
March 31, 2009 and 2008

CONTENTS

Page(s)
Balance Sheets as of March 31, 2009 and December 31, 2008	F-3

Statements of Operations for the three months ended March 31, 2009 and 2008 and the period of August 6, 2007 (Inception) to March 31, 2009	F-4

Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and the period of August 6, 2007 (Inception) to March 31, 2009	F-5

Notes to the Financial Statements	F-6-10

FRIENDLY AUTO DEALERS, INC.
(An Exploration Stage Enterprise)
Balance Sheets
	March 31, 2009	December 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	$371	$371
Prepaid expenses	1,447,775	12,500

Total current assets	1,448,146	12,871

Total assets	$1,448,146	$12,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$450	$450
Loan from shareholder	6,800	6,800

Total current liabilities	7,250	7,250

Stockholders' Equity
Stock receivable	(2,500)	-
Shares held in escrow	(10,000)	-
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 26,960,000 and 6,825,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	26,960	6,825
Additional paid in capital	1,813,816	107,605
Deficit accumulated during the development stage	(387,380)	(108,809)
Total stockholders' equity	1,440,896	5,621

Total liabilities and stockholders' equity	$1,448,157	$12,871

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(An Exploration Stage Enterprise)
Statements of Operations (unaudited)
			For the period from August 6, 2007 (inception) to March 31, 2009

	Three months ended March 31,
	2009	2008

Revenue	$-	$-	$-

Expenses
Office expenses	3,200	2,690	15,870
Travel	-	30,086	30,474
Officer compensation	170,000	-	170,000
Professional fees	105,371	5,250	171,036
Total expenses	278,571	38,026	387,380

Net loss	$(278,571)	$(38,026)	$(387,380)

Basic and diluted loss per common share	$(0.03)	$(0.01)

Weighted average shares outstanding	9,451,833	6,643,077

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(An Exploration Stage Enterprise)
Statements of Cash Flows (unaudited)
			For the period of August 6, 2007 (inception) to March 31, 2009

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(278,571)	$(38,026)	$(387,380)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	1,687,250	-	1,694,500
Common stock issued for advertising	3,200		3,200
Warrants issued for services	23,396		23,396
Changes in operating assets and liabilities:
Prepaid expenses	(1,435,275)	(15,000)	(1,447,775)
Accounts payable	-	(1,950)	450
Net cash used in operating activities	-	(54,976)	(113,609)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Loan from shareholder	-	-	6,800
Proceeds from sale of stock	-	46,500	107,180
Net cash provided by financing activities	-	46,500	113,980

(Decrease) increase in cash	-	(8,476)	371
Cash at beginning of period	371	53,799	-

Cash at end of period	$371	$45,323	$371

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for services	$1,690,250	$-	$1,1,697,700
Issuance of warrants for consulting services	$23,396	$-	$23,396

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 March 31, 2009 and 2008

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements as reported in Form 10-K.  The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2009 and December 31, 2008.

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
 March 31, 2009 and 2008

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

Going concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 March 31, 2009 and 2008

Note 3 – Stockholders’ Equity

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

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 March 31, 2009 and 2008

Note 3 – Stockholders’ Equity (continued)

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

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 March 31, 2009 and 2008

Note 3 – Stockholders’ Equity (continued)

Warrants

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company's traded common stock since the beginning of free trading stock on June 27, 2008.

The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

                                          March 31, 2009

     Expected volatility       136.53%-186.77%
     Expected dividends                               0
     Expected term (in years)                    3-5
     Risk-free rate                        1.39%-1.86%

A summary of option activity under the Plan as of March 31, 2009 and changes during the periods then ended are presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

December 31, 2008	-	$-	-	$-
Granted	241,667	0.59	3.34	23,396
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

March 31, 2009	241,667	$0.59	3.34	23,396

Exercisable at March 31, 2009	241,667	$0.59	3.34	23,396

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

The following discussion should be read in conjunction with the information contained in the financial statements of Friendly Auto Dealers, Inc. and the notes which form an integral part of the financial statements.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Friendly Auto Dealers, Inc. ("FYAD" or “The Company”) is a development stage enterprise that was incorporated on August 6, 2007, under the laws of the State of Nevada.  Since becoming incorporated, FYAD has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. FYAD has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.  Our fiscal year end is December 31st.

Principal Office

The principal offices are located at 4132 South Rainbow Boulevard, Suite 514, Las Vegas, Nevada. The telephone number is (702) 321-6876. The fax number is (702) 939-0655.  FYAD owns no property.

Planned Business

Friendly Auto Dealers, Inc.’s business is looking to enter into the promotional branding industry with the objective of adding value to a wide variety of products by endorsing them with the corporate logos of the world’s automobile manufacture’s for use by the company’s employees or as gifts or promotional items. FYAD plans to concentrate its efforts in the People’s Republic of China and its retail automotive industry.  FYAD intends to establish itself as a specialized brand promotional merchandising company. FYAD will identify a range of casual apparel and consumer products that can be manufactured and resold for high mark-ups with the product endorsement of corporate logos. The targeted market is large to mid-size companies, who are using logo bearing apparel, essential office products, and leisure products for their employees as well as for gifts for customers.

Competitive Factors

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

Investment Policies

FYAD does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by FYAD.  Presently FYAD does not have any excess funds to invest.

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at March 31, 2009, we had $371 of available cash on hand.  The Company will require cash injections of approximately $40,000 to enable the Company to meet its anticipated expenses over the next twelve months.  Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on August 6, 2007 to March 31, 2009, of $387,380. We did not earn any revenues during the aforementioned period.

Critical Accounting Policies.   Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.  The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity.  As of March 31, 2009, we have not generated revenues, and have experienced negative cash flow from minimal business activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on FYAD terms.

Trends.   We have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  Management has determined that it must obtain funding for the continuation of its business.  There can be no guarantee or assurance that management will be successful in accomplishing obtaining additional funds.  Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company

Limited Operating History; Need for Additional Capital

As of March 31, 2009, we have $371 of cash available.  We have current liabilities of $7,250.  From the date of inception (August 6, 2007) to March 31, 2009, the Company has recorded a net loss of $387,380.  As of March 31, 2009, we had 26,960,000 shares issued and outstanding.  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol FYAD.  The stock trades are limited and sporadically; there is no established public trading market for our common stock.  Failure to raise additional capital for the Company will result in business failure and a complete loss of any investment made into the Company's common stock.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Tony Lam, of the corporation.

Other Information

FYAD has 26,960,000 shares of common stock, $0.001 par value, issued and outstanding.

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

FYAD is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.  The shareholders may read and copy any material filed by FYAD with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which GPNT has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   FYAD has no website at this time.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of business projections, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital and (g) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q, specifically the section entitled “Risk Factors”.   In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2009.

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

As of March 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

Friendly Auto Dealers, Inc.

Dated: May 19, 2009	/s/ Tony H. Lam
Tony H. Lam
Chief Executive Officer and
Chief Financial Officer