Form 10-Q/A
period 2009-06-08
Friendly Auto Dealers, Inc.
filed 2009-06-08
CIK 1419051

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

No ☐                      Yes ☒

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

No  ☒                         Yes ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.

No ☐                      YES  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.  As of June 5, 2009, the registrant had 26,960,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional  Small Business Disclosure Format (Check one):

No ☒                      Yes ☐

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

Friendly Auto Dealers, Inc.

Dated: June 8, 2009	/s/ Tony H. Lam
Tony H. Lam
Chief Executive Officer and
Chief Financial Officer