Form 10-Q
period 2009-06-30
Friendly Auto Dealers, Inc.
filed 2009-08-19
CIK 1419051

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

No ☐

YES  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.  As of August 5, 2009, the registrant had 26,960,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

No ☒

Yes ☐

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Financial Statements

June 30, 2009 and 2008

(Unaudited)

CONTENTS

Page(s)
Balance Sheets as of June 30, 2009 and December 31, 2008	5

Statements of Operations for the three and six months ended June 30, 2009 and 2008 and the period of August 6, 2007 (Inception) to June 30, 2009	6

Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and the period of August 6, 2007 (Inception) to June 30, 2009	7

Notes to the Financial Statements	8-13

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Balance Sheets
	June 30, 2009	December 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	$1	$371
Prepaid expenses	1,035,338	12,500

Total current assets	1,035,339	12,871

Total assets	$1,035,339	$12,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$8,156	$450
Loan from shareholder	6,800	6,800

Total current liabilities	14,956	7,250

Stockholders' Equity
Shares held in escrow	(10,000)	-
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 26,870,000 issued and 16,870,000 outstanding as of June 30, 2009 and 6,825,000 shares issued and outstanding at December 31, 2008	26,870	6,825
Additional paid in capital	1,824,318	107,605
Stock receivable	-	-
Deficit accumulated during the development stage	(820,805)	(108,809)
Total stockholders' equity	1,020,383	5,621

Total liabilities and stockholders' equity	$1,035,339	$12,871

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Statements of Operations (unaudited)
					For the period from August 6, 2007 (inception) to June 30, 2009

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Office expenses	70	809	3,270	3,500	15,940
Travel	-	388	-	30,474	30,474
Officer compensation	-	-	170,000	-	170,000
Professional fees	433,355	46,870	538,726	52,120	604,391
Total expenses	433,425	48,067	711,996	86,094	820,805

Net loss	$(433,425)	$(48,067)	$(711,996)	$(86,094)	$(820,805)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted average shares outstanding	26,959,011	6,725,000	18,253,785	6,684,038

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)
			For the period of August 6, 2007 (inception) to June 30, 2009

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(711,996)	$(86,094)	$(820,805)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	1,687,250	-	1,695,500
Common stock issued for advertising	3,200		3,200
Warrants issued for services	36,308		36,308
Changes in operating assets and liabilities:
Prepaid expenses	(1,022,838)	(10,000)	(1,035,338)
Accounts payable	7,706	(3,830)	8,156
Net cash used in operating activities	(370)	(99,924)	(112,979)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Loan from shareholder	-	-	6,800
Capital contributed by officer	-	-	1,180
Proceeds from sale of stock	-	46,500	105,000
Net cash provided by financing activities	-	46,500	112,980

(Decrease) increase in cash	(370)	(53,424)	1

Cash at beginning of period	371	53,799	-

Cash at end of period	$1	$375	$1

Supplemental disclosure of non-cash investing and financing activities:
Stock based compensation	$1,690,450	$-	$1,698,700

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

 June 30, 2009 and 2008

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements as reported in Form 10-K.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2009 and December 31, 2008.

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

 June 30, 2009 and 2008

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

Summary of New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP 107-1 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP 115-2 and 124-2 in the second quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

 June 30, 2009 and 2008

Note 2 - Significant Accounting Policies (continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

 June 30, 2009 and 2008

Note 2 - Significant Accounting Policies (continued)

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

On various dates in March 2009, the Company issued shares of its common stock pursuant to the Plan to various consultants as compensation for services to be rendered in assisting the Company with its business plan. The consultants each agreed to provide services for the term of one year in consideration of the common stock received. The stock awards were valued at 85 percent of the fair market value of the stock on the date of the award in accordance with the Company's 2009 Stock Incentive Plan. A total of

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

 June 30, 2009 and 2008

Note 3 – Stockholders’ Equity (continued)

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

 June 30, 2009 and 2008

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

June 30, 2009
Expected volatility	136.53% - 186.77%
Expected dividends	0
Expected term (in years)	3 - 5
Risk-free rate	1.29% - 1.86%

A summary of option activity under the Plan as of June 30, 2009 and changes during the periods then ended are presented below:

		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants	Shares
December 31, 2008	-	$-	-	$-
Granted	366,668	0.73	3.91	36,308
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
June 30, 2009	366,668	$0.73	3.91	$36,308
Exercisable at
June 30, 2009	366,668	$0.73	3.91	$36,308

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

The following discussion should be read in conjunction with the information contained in the financial statements of Friendly Auto Dealers, Inc. and the notes that form an integral part of the financial statements.

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

Investment Policies

FYAD does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short-term money instruments. There are no restrictions on what the director is able to invest or additional funds held by FYAD.  Presently FYAD does not have any excess funds to invest.

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at June 30, 2009, we had $1 of available cash on hand.  The Company will require cash injections of approximately $40,000 to enable the Company to meet its anticipated expenses over the next twelve months.  Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on August 6, 2007 to June 30, 2009, of $820,805. We did not earn any revenues during the aforementioned period.

Critical Accounting Policies.   Our discussion and analysis of the Company’s financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.  The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity.  As of June 30, 2009, we have not generated revenues, and have experienced negative cash flow from minimal business activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on FYAD terms.

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

As of June 30, 2009, we have $1 of cash available.  We have current liabilities of $14,956.  From the date of inception (August 6, 2007) to June 30, 2009, the Company has recorded a net loss of $820,805.  As of June 30, 2009, we had 26,960,000 shares issued and outstanding.  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business..

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe that there have been no significant changes in our market risk exposures for the six months ended June 30, 2009.

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

As of June 30, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Friendly Auto Dealers, Inc.

Dated: August 14, 2009	/s/ Tony H. Lam
Tony H. Lam
Chief Executive Officer and
Chief Financial Officer