Form 10-Q
period 2009-09-30
Friendly Auto Dealers, Inc.
filed 2009-11-20
CIK 1419051

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No      ..  Yes  X  ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	..	Non-Accelerated Filer	..
(Do not check if a smaller reporting company)

Accelerated Filer	..	Smaller reporting company	X ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No  X  .. Yes      ..

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. No      .. YES      ..

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of August 5, 2009, the registrant had 26,870,000 shares of common stock, $0.001 par value, issued and 16,870,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):

No  X  ..  Yes      ..

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Financial Statements

September 30, 2009 and 2008

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Balance Sheets
	September 30, 2009	December 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	$1	$371
Prepaid expenses	649,093	12,500
Total current assets	649,094	12,871

Total assets	$649,094	$12,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$11,142	$450
Loan from shareholder	6,800	6,800
Total current liabilities	17,942	7,250

Stockholders' Equity
Shares held in escrow	(10,000)	-
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding		-
Common stock, $.001 par value; 70,000,000 shares authorized, 26,870,000 issued and 16,870,000 outstanding as of September 30, 2009 and 6,825,000 shares issued and outstanding at December 31, 2008	26,870	6,825
Additional paid in capital	1,822,663	107,605
Deficit accumulated during the development stage	(1,208,381)	(108,809)
Total stockholders' equity	631,152	5,621

Total liabilities and stockholders' equity	$649,094	$12,871

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Statements of Operations (unaudited)

					For the period from August 6, 2007 (inception) to September 30, 2009

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Office expenses	-	-	3,270	3,500	15,940
Travel	-	-	-	30,474	30,474
Officer compensation	-	-	170,000	-	170,000
Professional fees	393,283	5,000	926,302	57,120	991,967
Total expenses	393,283	5,000	1,099,572	91,094	1,208,381

Net loss	$(393,283)	$(5,000)	$(1,099,572)	$(91,094)	$(1,208,381)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.05)	$(0.01)

Weighted average shares outstanding	26,870,000	6,725,000	21,157,418	6,697,792

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Statements of Cash Flows (unaudited)

	Nine months ended September 30,		For the period of August 6, 2007 (inception) to September 30, 2009
	2009	2008
Cash flows from operating activities
Net loss	$(1,099,572)	$(91,094)	$(1,208,381)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	1,687,250	-	1,695,500
Common stock issued for advertising	3,200	-	3,200
Warrants issued for services	34,653	-	34,653
Changes in operating assets and liabilities:
Prepaid expenses	(636,593)	(5,000)	(649,093)
Accounts payable	10,692	(3,830)	11,142
Net cash used in operating activities	(370)	(99,924)	(112,979)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Loan from shareholder	-	-	6,800
Capital contributed by officer	-	-	1,180
Proceeds from sale of stock	-	46,500	105,000
Net cash provided by financing activities	-	46,500	112,980

(Decrease) increase in cash	(370)	(53,424)	1

Cash at beginning of period	371	53,799	-

Cash at end of period	$1	$375	$1

Supplemental disclosure of non-cash investing and financing activities:
Stock based compensation	$1,690,450	$-	$1,698,700

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

September 30, 2009 and 2008

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements as reported in Form 10-K. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2009 and 2008.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Share Based Expenses

 ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

September 30, 2009 and 2008

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

Recent Accounting Pronouncements

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

September 30, 2009 and 2008

Note 2 - Significant Accounting Policies (continued)

Recently Issued Standards

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

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

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

September 30, 2009 and 2008

Note 3 – Stockholders’ Equity (continued)

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

The consultant (2) also received 200,000 stock warrants exercisable for three years at a strike price of $.50 per share. The Company valued these options using the Black-Scholes model and amortized over the life of the consulting agreement.

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

The consultant (6) received 250,000 stock warrants with a strike price of $1.00 exercisable for five years. The Company valued these options using the Black-Scholes model and been accounted for appropriately.

On March 19, 2009, the Company entered into a Memorandum of Understanding ("Memo") with Excellent Auto Consulting ("Excellent") to purchase all or a majority of the outstanding capital voting stock of Excellent in such a way that allows the Company to acquire the business of Excellent. The Memo outlines that each party negotiate and complete a Material Definitive Agreement ("Agreement"). Pursuant to the Memo, the Company issued 10,000,000 shares of its common stock to be held in trust while negotiating the Agreement. The Company intended to acquire all or a majority of the outstanding capital stock of Excellent on or before December 31, 2009.

Warrants

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company's traded common stock since the beginning of free trading stock on June 27, 2008.

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

September 30, 2009 and 2008

Note 3 – Stockholders’ Equity (continued)

Warrants (continued)

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

September 30, 2009
Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	3 - 5
Risk-free rate	1.29% - 1.86%

A summary of option activity under the Plan as of September 30, 2009 and changes during the periods then ended are presented below:

		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants	Shares
December 31, 2008	-	$-	-	$-
Granted	450,000	0.78	4.11	34,653
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
September 30, 2009	450,000	$0.78	4.11	$34,653
Exercisable at
September 30, 2009	450,000	$0.78	4.11	$34,653

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

Friendly Auto Dealers, Inc. ("FYAD" or “The Company”) is a development stage enterprise that was incorporated on August 6, 2007, under the laws of the State of Nevada. Since becoming incorporated, FYAD has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. FYAD has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Friendly Auto Dealers, Inc. is not a shell company. Our fiscal year end is December 31st.

Principal Office

The principal offices are located at 4132 South Rainbow Boulevard, Suite 514, Las Vegas, Nevada. The telephone number is (702) 321-6876. The fax number is (702) 939-0655. FYAD owns no property.

Planned Business

Original Business Plan

The genesis of Friendly Auto Dealers, Inc.’s business was to enter into and to exploit the promotional branding industry. The Company’s original business plan focused on acquiring, either outright or by license, the legal copyrights and trademarks of corporate clients specifically dealing with the world’s automobile manufacturers. The next step of the business plan included taking the acquired intellectual property and then entering into manufacturing joint ventures to produce a variety of products for sale either by wholesale to corporate entities for gifting or promotional purposes, or retail through established retail outlets, and adding value to the manufactured products with the inclusion of the corporate logos, copyrights or trademarks. FYAD’S original plans focused on concentrating its efforts in the People’s Republic of China and its retail automotive industry. FYAD has certain trade secret affiliations and network connections in the People’s Republic of China, and specifically in the automobile marketing and merchandising industry, that were the primary focal point of marketing the Company’s services. The Company’s initial focus has been to identify a range of casual apparel and consumer products that can be manufactured and resold for high mark-ups with the product endorsement of corporate logos, and then seek out large to mid-size companies, who are using logo bearing apparel, essential office products, and leisure products for their employees as well as for gifts for customers and sale outright in the retail chain of commerce.

New Possible Directions and Opportunities

This quarter has brought the possibility of new areas of business for FYAD. Based upon the Company’s strong trade secret relationships with key automotive executives in the People’s Republic of China, and ongoing communications between the Company and those contacts, the Company may move in an additional direction towards possible mergers and acquisitions with actual automobile dealerships in China.

On May 27, 2009 the Company announced that due to the worldwide economic downturn it decided to begin dedicated exploration of new business opportunities using its existing contacts with the People’s Republic of China. This was described as a restructuring of the Company’s business. In June, 2009 Mr. Tony H. Lam, the Chairman of the Company’s Board of Directors, visited China to continue communications with the Company’s colleagues there. While there, Mr. Lam attended the Shanghai Auto Show and met with several Chinese automobile companies and various Chinese Automobile Industry Officials, including Mr. Hung Wang, the owner of several automobile dealerships in the Guangzhou Province. Mr. Wang’s dealerships feature the sale of domestically manufactured Chinese automobiles as well as those of the Korean manufacturer Kia and the French maker Citroën.

Mr. Lam indicated that his previous relationship with Mr. Wang, along with his extensive recent meetings in China, has led to a developing business synergy between Mr. Wang’s dealerships and Friendly Auto Dealers, Inc. Specifically, the pair discussed possible partnerships or joint ventures between the Wang Dealerships and Friendly Auto Dealers, Inc. culminating in the possible expansion of Friendly Auto Dealers, Inc.’s business within China. Additionally, Mr. Wang pledged that Friendly Auto Dealers, Inc. would be his exclusive partner in formulating and executing this expansion.

In August, 2009, representatives of Excellent Auto Consulting, Inc. visited the Company in Las Vegas, Nevada to continue preliminary exploratory discussions with the Company. After these meetings, the Company announced that it had executed both a letter of intent and memorandum of understanding leading to the Corporation’s acquisition of Excellent Auto Consulting, Inc. and its existing business operations both in the People’s Republic of China, and potential business opportunities worldwide.

Excellent Auto Dealers, Inc. is a corporation formed and operating in good standing in the British West Indies whose principal place of business is in the Peoples Republic of China and more particularly in the Province of Guangzhou. Its business is primarily comprised of the ownership and operation of a cluster of automobile dealerships in the Province of Guangzhou. There, Excellent Auto Consulting, Inc., by and through its contractual ties with various foreign and domestic automobile manufacturers, including South Korean KIA Motors, sells vehicles on the Chinese retail market. The Company announced the memorandum of understanding, and has been actively engaged in due diligence prior to the Company’s execution of any material definitive agreement. Assuming that both parties are satisfied with the results of joint due diligence, and the parties do enter into a material definitive agreement, the Company will issue an appropriate press release and Form 8-K filing with the Commission.

Liquidity

Operating Activities

Net cash provided by operating activities totaled $1 for the nine months ended September 30, 2009, which was a decrease from the net cash provided by operating activities, which totaled $371 for the same period of 2008. This decrease in net cash provided by operating activities was primarily attributable to the Company’s development stage operations and its focused plans on prudently developing its current business while conducting due diligence on the possible acquisition of Excellent Auto Dealers, Inc.

Investing Activities

Net cash used in investing activities totaled $0 for the nine months ended September 30, 2009, as compared to the net cash used in investing activities of $0 for nine months ended September 30, 2008.

Financing Activities

Net cash used in financing activities totaled $0 for nine months ended September 30, 2009, as compared to $46,500 used in financing activities for the nine months ended September 30, 2008.

The Company knows of no trend or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

The Company has not generated any significant revenue. Management has determined that it must obtain funding for the continuation of its business. There can be no guarantee or assurance that management will be successful in accomplishing obtaining additional funds. Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company

Capital Resources

Presently, the Company has no material commitments for capital expenditures as of the end of the nine months ending September 30, 2009. The Company historically sought and continues to seek financing from private sources to move its present business plan forward as well as devote adequate resources to conducting its due diligence on the potential acquisition of Excellent Auto Dealers, Inc. In order to satisfy the financial commitments necessary, the Company relies upon private party financing that has inherent risks in terms of availability and adequacy of funding.

As of September 30, 2009, we have $1 of cash available. We have current liabilities of $17,942. From the date of inception (August 6, 2007) to September 30, 2009, the Company has recorded a net loss of $1,208,381. As of September 30, 2009, we had 26,870,000 shares issued and 16,870,000 shares outstanding. We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol FYAD. The stock trades are limited and sporadically; there is no established public trading market for our common stock. Failure to raise additional capital for the Company will result in business failure and a complete loss of any investment made into the Company's common stock.

Results of Operations

No unusual or infrequent events or transactions or any significant economic changes occurred during this quarter that materially affected the amount of reported income from continuing operations.

Trends; Competition

As it presently stands, the promotional apparel and products industry is mature and has many levels of competition. The industry in general is very fragmented - although many large, well-capitalized companies exist on a national level, most of our continued competition will come from companies focused within their local or regional market. Examples of large competitors include Allied Specialty Company, of Davie, Florida, which has been operating for over fifty years and does business throughout the United States while also exporting to Canada, Latin America and Western Europe, as well as Bernco Specialty Advertising of Bethpage, New York, in business since 1947. Many companies are regionally focused firms in terms of distribution. There can be no assurance that Friendly Auto Dealers will ever be able to compete with any of the competitors described herein. In addition, there may be other competitors the company is unaware of at this time that would also impede or prevent the company’s success.

The Company’s ability to compete, in connection with its original business plan, is conditioned on its ability to deal with the worldwide economic downturn amongst possible new clients, while trying to raise sufficient capital to effectively put into place its original business plan. The Company is, while engaged in due diligence with Excellent Auto Dealers, Inc. and overall investigations in to restructuring as mentioned above, still very much seeking to expand and develop the option of contained in its original business plans.

The Company acknowledges that the worldwide economic downturn resulted in significant recessionary effects in the United States. The recession has had a material effect on the Company’s ability to raise money sufficient to implement its business plans, since the Company’s intermittent funding from private sources has been restricted thus far to United States sources. Unfortunately, the sufficiency and availability of private funding in the United States is contingent on a number of factors, with the overall recession having a continuing negative impact.

Given the start up or development stage nature of the Company, the impact of inflation and changing prices on the registrant's net sales and revenues and on income from continuing operations is not a factor at this time.

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

Since we have had minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. The Company will require cash injections of approximately $40,000 to enable the Company to meet its anticipated expenses over the next twelve months. Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company. Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on August 6, 2007 to September 30, 2009, of $1,208,381. We did not earn any revenues during the aforementioned period.

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

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity. As of September 30, 2009, we have not generated revenues, and have experienced negative cash flow from minimal business activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on FYAD terms.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Tony Lam, of the corporation.

Other Information

FYAD has 26,870,000 shares of common stock, $0.001 par value, issued and 16,870,000 shares of common stock outstanding.

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

The consultant (2) also received 200,000 stock warrants exercisable for three years at a strike price of $.50 per share. The Company valued these options using the Black-Scholes model and amortized over the life of the consulting agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe that there have been no significant changes in our market risk exposures for the nine months ended September 30, 2009.

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

As of September 30, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 4T. Controls and Procedures

As of the end of the period covered by this Quarterly report, the Company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer, the sole officer and director of the company, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by it in reports that its files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

No reports on Form 8-K.

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

Friendly Auto Dealers, Inc.

Dated: November 17, 2009	/s/ Tony H. Lam
Tony H. Lam
Chief Executive Officer and
Chief Financial Officer