Form 10-K
period 2009-12-31
Friendly Auto Dealers, Inc.
filed 2010-04-15
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes      .  No  X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  X   .    No      .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X  .    No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .

Non-accelerated filer . (Do not check if smaller reporting company)	Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  X  .

The common stock was last issued at a price of $0.09 on July 23, 2009.  The aggregate market value of the voting and non-voting common equity held by non-affiliates was $798,000 at December 31, 2009.

As of April 15, 2010, the Registrant had 18,710,000 outstanding shares of Common Stock with a par value of $0.001 per share.

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

General

Friendly Auto Dealers, Inc. ("Friendly Auto Dealers" or “The Company”) is a start-up development stage company incorporated on August 6, 2007, under the laws of the State of Nevada.  The principal offices are located at 4132 South Rainbow Boulevard, Suite 514, Las Vegas, Nevada. The telephone number is (702) 321-6876. The fax number is (702) 939-0655.  Since becoming incorporated, Friendly Auto Dealers has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Friendly Auto Dealers has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.  Our fiscal year end is December 31st.

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

Employees

Other than Tony Lam (officer and director) there are no other employees.*  Currently Mr. Lam is donating his time to the development of the Company.  There is no employment agreement by and between us and Mr. Lam.

*Effective March 5, 2010 Mr. Lam resigned as an Officer and Director of the Company.  Prior to Mr. Lam’s resignation, Ming R. Cheung was nominated and duly elected as a director of the Company. Subsequent to Mr. Lam’s resignation, Ming R. Cheung was named President, Chief Executive Officer, Chief Financial Officer and Chairperson of the Board of Directors.

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

The Company currently has approximately $1 of cash available.  This amount will not be enough to pay the legal, accounting, and filing fees that is required to maintain our status as a reporting company, which is currently estimated at $20,000 for fiscal year 2010.  If we can no longer be a reporting company our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board.  This would result in there being no public market for an investor to trade our common stock and any investment made would be lost in its entirety.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on August 6, 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2009 our net loss since inception is $1,646,503. Based upon current plans, we expect to incur operating losses in future periods. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES.

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

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol FYAD.  The stock trades are limited and sporadically; there is no established public trading market for our common stock.  In 2009 our stock traded at a high of $0.30 and a low of $0.01.   As of the date of this report there are approximately 184 shareholders of our common stock.

Dividends

We did not declare or pay dividends during the Fiscal Year 2009 and do not anticipate declaring or paying dividends in fiscal year 2010.

Securities Authorized for Issuance under Equity Compensation Plans

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

On various dates in March 2009, the Company issued shares of its common stock pursuant to the Plan to various consultants as compensation for services to be rendered in assisting the Company with its business plan. The consultants each agreed to provide services for the term of one year in consideration of the common stock received. The stock awards were valued at fair market value of the stock on the date of the award in accordance with the Company's 2009 Stock Incentive Plan. A total of 1,765,000 shares of the Company's common stock were issued under its 2009 Stock Incentive Plan in the following manner:

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

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2009

Revenues	$-

Operating Expenses	$(1,646,503)

Earnings (Loss)	$(1,646,503)

Total Assets	$313,152

Liabilities	$12,897

Stockholders’ Equity	$300,255

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Friendly Auto Dealers, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Plan of Operations

Liquidity and Capital Resources. At the end of fiscal year 2009 we had $1 of cash on hand and available we had liabilities of $12,897. We must secure additional funds in order to continue our business. We will be required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees.  We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $20,000 for fiscal year 2010).  Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have not begun operations and we have not generated any revenues.  Since inception we have incurred a loss of $1,646,503.

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

On November 26, 2008, the Company filed on a Form 8-K information announcing DME Capital, LLC as their global investor relations company. On March 13, 2009 the Company filed its Stock Incentive Plan on Form S-8.

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

As of December 31, 2009 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our year ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

On March 19, 2009, the Company entered into a Memorandum of Understanding ("Memo") with Excellent Auto Consulting ("Excellent") to purchase all or a majority of the outstanding capital voting stock of Excellent in such a way that allows Excellent to acquire the business of the Company. The Memo provided for a due diligence period wherein each party could investigate the business structure, audited financials, and other factors relevant to the closing of the transaction. Pursuant to the Memo, the parties had an affirmative obligation to act in good faith to turn over to each other relevant documentation required for a reasonable due diligence evaluation. The Memo also provided that after the successful conclusion of the due diligence period,  the parties would negotiate and complete a Material Definitive Agreement ("Agreement"). Pursuant to the Memo, the Company issued 10,000,000 shares of its common stock to be held in trust while negotiating the Agreement. The Company’s attempted to review and evaluate Excellent’s audited financials. After repeated requests Excellent failed to produce any audited financials. Thereafter, the Company announced the unilateral termination of the Memo on March 23, 2010.

On March 31, 2010, the Company entered into a non-binding Memorandum of Understanding to acquire TMD Courses, Inc. (“TMD”) in an exchange of stock between the companies.  The companies are commencing due diligence with a goal of consummating the transaction by May 14, 2010.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Friendly Auto Dealers, Inc.’s executive officer and director and his respective age as of December 31, 2009 are as follows:

Directors:

Name of Director	Age
Tony Lam*	51

Executive Officer:

Name of Officer	Age	Office
Tony Lam*	51	President, CFO,CEO

*Effective March 5, 2010 Mr. Lam resigned as an Officer and Director of the Company.  Prior to Mr. Lam’s resignation, Ming R. Cheung was nominated and duly elected as a director of the Company. Subsequent to Mr. Lam’s resignation, Ming R. Cheung was named President, Chief Executive Officer, Chief Financial Officer and Chairperson of the Board of Directors. This was reported on Form 8-K with the Commission on March 9, 2010.

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

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Tony Lam Director, President	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2009. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2009.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2009.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Friendly Auto Dealers to own more than 5% of the outstanding common stock as of December 31, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Tony Lam	1,000,000	5.6%
	4132 South Rainbow Bl.
	Suite 514
	Las Vegas, Nevada 94513

Common Stock	80/20 M	1,000,000	5.6%
	3411 Preston Road
	Frisco, TX 75034

Common Stock	Tillerman Securities	1,000,000	5.6%
	1 George Street
	Nassau NP, Bahamas

Common Stock	Gemini Consulting	7,000,000	39.5%
	4132 South Rainbow Bl.
	Suite 514
	Las Vegas, Nevada 94513

The percent of class is based on 27,710,000 shares of common stock issued and 17,100,000 outstanding as of December 31, 2009.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2009, there were no material transactions between the Company and any Officer, Director or related party has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

As of December 31, 2009 the Company has incurred auditing expenses of $10,242 in 2009 and $4,070 in 2008, since inception which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

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

FRIENDLY AUTO DEALERS, INC.

By:	/s/ Ming R. Cheung
Ming R. Cheung
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

Date: April 12, 2010

FRIENDLY AUTO DEALERS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements

December 31, 2009 and 2008

FRIENDLY AUTO DEALERS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements

December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Friendly Auto Dealers, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Friendly Auto Dealers, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008 the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period August 6, 2007 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendly Auto Dealers, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and the period August 6, 2007 (inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kyle L. Tingle, CPA, LLC

Kyle L. Tingle, CPA, LLC

April 13, 2010

Las Vegas, Nevada

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets
Cash	$1	$371
Prepaid expenses	313,151	12,500
Total current assets	313,151	12,871

Total assets	$313,152	$12,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$12,897	$450
Loan from shareholder	-	6,800
Total current liabilities	12,897	7,250

Stockholders' Equity
Shares held in escrow	(10,000)	-
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 27,710,000 and 6,825,000 shares issued; 17,710,000 and 6,825,000 outstanding at December 31, 2009 and 2008	27,710	6,825
Additional paid in capital	1,929,048	107,605
Deficit accumulated during the development stage	(1,646,503)	(108,809)
Total stockholders' equity	300,255	5,621

Total liabilities and stockholders' equity	$313,152	$12,871

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Statement of Operations

			For the period from August 6, 2007 (inception) to December 31, 2009

	Year ended December 31,
	2009	2008

Revenue	$-	$-	$-

Expenses
Office expenses	3,270	2,959	15,940
Travel	-	30,474	30,474
Officer compensation	170,000	-	170,000
Professional fees	1,364,424	58,115	1,430,089
Total expenses	1,537,694	91,548	1,646,503

Net loss	$(1,537,694)	$(91,548)	$(1,646,503)

Basic and diluted loss per common share	$(0.10)	$(0.01)

Weighted average shares outstanding	15,206,616	6,714,740

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity
For the Period of August 6, 2007 (Inception) to December 31, 2009

	Common Stock		Additional Paid-In Capital	Shares Held in Escrow	Common stock subscribed	Accumulated Deficit	Total
	Shares	Amount
Balance, August 6, 2007 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock subscriptions, August 10, 2007	-	-	-	-	12,250	-	12,250
Stock subscribed from sale under SB-2 registration	-	-	-	-	53,500	-	53,500
Net loss, December 31, 2007	-	-	-	-	-	(17,261)	(17,261)
Balance, December 31, 2007	-	-	-	-	65,750	(17,261)	48,489

Issue common stock subscribed	6,260,000	6,260	59,490	-	(65,750)	-	-
Common stock issued for cash	465,000	465	46,035	-	-	-	46,500
Common stock issued for services	100,000	100	900	-	-	-	1,000
Contributed capital by officer	-	-	1,180	-	-		1,180
Net loss, December 31, 2008	-	-	-	-	-	(91,548)	(91,548)
Balance, December 31, 2008	6,825,000	6,825	107,605	-	-	(108,809)	5,621

Common stock issued for services	10,881,800	10,882	1,776,368	-	-	-	1,787,250
Common stock issued for advertising	3,200	3	3,197	-	-	-	3,200
Warrants issued for services	-	-	34,653	-	-	-	34,653
Shares held in escrow	10,000,000	10,000	-	(10,000)	-	-	-
Contributed capital by officer	-	-	7,225	-	-	-	7,225
Net loss, December 31, 2009	-	-	-	-	-	(1,537,694)	(1,537,693)
Balance, December 31, 2009	27,710,000	$27,710	$1,929,048	$(10,000)	$-	$(1,646,503)	$300,255

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period of August 6, 2007 (inception) to December 31, 2009

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(1,537,693)	$(91,548)	$(1,646,503)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	1,787,250	1,000	1,795,500
Common stock issued for advertising	3,200	-	3,200
Warrants issued for services	34,653		34,653
Changes in operating assets and liabilities
Prepaid expenses	(300,651)	(12,500)	(313,151)
Accounts payable	12,447	(4,560)	12,897
Net cash used in operating activities	(795)	(107,608)	(113,404)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	425	6,500	7,225
Forgiveness of related party loans	(7,225)	-	(7,225)
Capital contributed by officer	7,225	1,180	8,405
Proceeds from sale of stock	-	46,500	105,000
Net cash provided by financing activities	425	54,180	113,405

(Decrease) increase in cash	(370)	(53,428)	1

Cash at beginning of period	371	53,799	-

Cash at end of period	$1	$371	$1

Supplemental disclosure of non-cash investing and financing activities:
Stock based compensation	$1,825,103	$1,000	$1,833,353

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

December 31, 2009 and 2008

Note 1 – Nature of Business

Friendly Auto Dealers, Inc. (“Company”) was organized August 6, 2007 under the laws of the State of Nevada for the purpose of providing promotional items with corporate logos to the automotive industry in China.  The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009 or 2008.

Income taxes

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Share Based Expenses

 ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights that may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

December 31, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

Share Based Expenses (continued)

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

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

December 31, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

Recently Implemented Standards (continued)

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

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

December 31, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

Recently Implemented Standards (continued)

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

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

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

Notes to the Financial Statements

December 31, 2009 and 2008

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

On various dates in March 2009, the Company issued shares of its common stock pursuant to the Plan to various consultants as compensation for services to be rendered in assisting the Company with its business plan. The consultants each agreed to provide services for the term of one year in consideration of the common stock received. The stock awards were valued at the fair market value of the stock on the date of the award in accordance with the Company's 2009 Stock Incentive Plan. A total of 1,765,000 shares of the Company's common stock were issued under its 2009 Stock Incentive Plan in the following manner:

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

5)  90,000 free trading shares at $0.17 per share in lieu of 250,000 restricted shares

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

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

December 31, 2009 and 2008

Note 3 – Stockholders’ Equity (continued)

On March 19, 2009, the Company entered into a Memorandum of Understanding ("Memo") with Excellent Auto Consulting ("Excellent") to purchase all or a majority of the outstanding capital voting stock of Excellent in such a way that allows Excellent to acquire the business of the Company. The Memo outlines that each party negotiate and complete a Material Definitive Agreement ("Agreement"). Pursuant to the Memo, the Company issued 10,000,000 shares of its common stock to be held in trust while negotiating the Agreement. The Company intended to acquire all or a majority of the outstanding capital stock of Excellent.   The Agreement was unilaterally terminated on March 23, 2010.

The Company entered into an agreement valued at $100,000 to be satisfied with the restricted shares.  On July 23, 2009, The Company issued 1,000,000 shares valued at $0.10 per share to satisfy the consideration of $100,000 to the consultant for services provided.

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

December 31, 2009
Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	3 - 5
Risk-free rate	1.29% - 1.86%

A summary of option activity under the Plan as of December 31, 2009 and changes during the periods then ended are presented below:

		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants	Shares
December 31, 2008	-	$-	-	$-
Granted	450,000	0.78	3.26	34,653
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
December 31, 2009	450,000	$0.78	3.26	$34,653
Exercisable at
December 31, 2009	450,000	$0.78	3.26	$34,653

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

December 31, 2009 and 2008

Note 3 – Stockholders’ Equity (continued)

Net loss per common share (continued)

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2009 or 2008 and since inception.  As of December 31, 2009 and 2008 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2009 and 2008, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns for the Company remain open.

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Changes in the net deferred tax assets consist of the following:

	2009	2008
Net operating loss carry forward	$576,276	$38,083
Valuation allowance	(576,276)	(38,083)
Net deferred tax asset	$-	$-

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

December 31, 2009 and 2008

Note 4 – Income Taxes (continued)

A reconciliation of income taxes computed at the statutory rate is as follows:

	2009	2008	Since Inception
Tax at statutory rate (35%)	$538,193	$32,042	$576,276
Increase in valuation allowance	(538,193)	(32,042)	(576,276)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2009 or 2008.

The net federal operating loss carry forward will expire in 2027 and 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Related Party Transactions

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

The Company had received loans from one of its shareholders totaling $7,225 from inception to December 31, 2009 for the purposes of funding start up operations. This includes $6,500 received during the year ended December 31, 2008 and $425 received during the year ended December 31, 2009. The loans were forgiven by the shareholder and are considered contributed capital as of December 31, 2009. These loans were non-interest bearing and are due on demand and as such are included in current liabilities. Imputed interest has been considered by was determined to be immaterial to the financial statements as a whole.

Note 6 – Subsequent Events

Effective March 5, 2010, Tony Lam, resigned as President of the Company.  Ming R. Cheung was named President, Chief Executive Officer, Chief Financial Officer and Chairperson of the Board of Directors successor.

As disclosed in Note 3, the Company unilaterally terminated the agreement with Excellent Auto Consulting as they were unable to complete the due diligence on the audited financial statements of Excellent Auto Consulting.

On March 31, 2010, the Company began non-binding discussions with another party contemplating an exchange of stock between the two companies.

The Company has evaluated subsequent events through April 13, 2010 and determined there are no further events to disclose.