Form 10-Q
period 2010-03-31
Friendly Auto Dealers, Inc.
filed 2010-05-17
CIK 1419051

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

No        .  Yes    X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer .	Non-Accelerated Filer .
(Do not check if a smaller reporting company)

Accelerated Filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

No    X  .   Yes        .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.

No        .  Yes         .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.  As of May 5, 2010, the Registrant had 18,710,000 outstanding shares of Common Stock with a par value of $0.001 per share.

Transitional  Small Business Disclosure Format (Check one):   No    X  .  Yes        .

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Condensed Financial Statements

March 31, 2010 and 2009

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Condensed Financial Statements

March 31, 2010 and 2009

CONTENTS

Page(s)
Condensed Balance Sheets as of March 31, 2010 and December 31, 2009	6

Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 and the period of August 6, 2007 (Inception) to March 31, 2010	7

Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and the period of August 6, 2007 (Inception) to March 31, 2010	8

Notes to the Condensed Financial Statements	9-12

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Condensed Balance Sheets

	March 31, 2010	December 31, 2009

	(Unaudited)
ASSETS

Current assets
Cash	$1	$1
Prepaid expenses	71,216	313,151
Total current assets	71,217	313,152

Total assets	$71,217	$313,152

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$17,317	$12,897
Total current liabilities	17,317	12,897

Stockholders' Equity
Shares held in escrow	-	(10,000)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 18,710,000 and 27,710,000 shares issued; 18,710,000 and 17,710,000 outstanding at March 31, 2010 and December 31, 2009	18,710	27,710
Additional paid in capital	1,958,048	1,929,048
Deficit accumulated during the development stage	(1,922,858)	(1,646,503)
Total stockholders' equity	53,900	310,255

Total liabilities and stockholders' equity	$71,217	$323,152

See accompanying notes to financial statements.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Condensed Statements of Operations (unaudited)

			For the period from August 6, 2007 (inception) to March 31, 2010

	Three months ended March 31,
	2010	2009

Revenue	$-	$-	$-

Expenses
Office expenses	-	3,200	15,940
Travel	-	-	30,474
Officer compensation	-	170,000	170,000
Professional fees	276,355	105,371	1,706,444
Total expenses	276,355	278,571	1,922,858

Net loss	$(276,355)	$(278,571)	$(1,922,858)

Basic and diluted loss per common share	$(0.02)	$(0.03)

Weighted average shares outstanding	17,787,778	9,451,833

See accompanying notes to financial statements.

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (unaudited)

			For the period of August 6, 2007 (inception) to March 31, 2010

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(276,355)	$(278,571)	$(1,922,858)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	30,000	1,687,250	1,825,500
Common stock issued for advertising	-	3,200	3,200
Warrants issued for services	-	23,396	34,653
Changes in operating assets and liabilities
Prepaid expenses	241,935	(1,435,275)	(71,216)
Accounts payable	4,420	-	17,317
Net cash used in operating activities	-	-	(113,404)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	-	-	7,225
Forgiveness of related party loans	-	-	(7,225)
Capital contributed by officer	-	-	8,405
Proceeds from sale of stock	-	-	105,000
Net cash provided by financing activities	-	-	113,405

(Decrease) increase in cash	-	-	1

Cash at beginning of period	1	371	-

Cash at end of period	$1	$371	$1

Supplemental disclosure of non-cash investing and financing activities:
Stock based compensation	$30,000	$1,713,846	$1,863,353

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

 March 31, 2010 and 2009

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements dated April 13, 2010 as reported in Form 10-K.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

Notes to Condensed Financial Statements

 March 31, 2010 and 2009

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

 FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

 March 31, 2010 and 2009

Note 2 - Significant Accounting Policies (continued)

Recently Issued Pronouncements (continued)

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Note 3 – Stockholders’ Equity

Common stock

On March 19, 2009, the Company entered into a Memorandum of Understanding ("Memo") with Excellent Auto Consulting ("Excellent") to purchase all or a majority of the outstanding capital voting stock of Excellent in such a way that allows Excellent to acquire the business of the Company. The Memo outlines that each party negotiate and complete a Material Definitive Agreement ("Agreement"). Pursuant to the Memo, the Company issued 10,000,000 shares of its common stock to be held in trust while negotiating the Agreement. The Agreement was unilaterally terminated March 23, 2010 and the shares in escrow are being returned for cancellation.

On March 31, 2010 the Company and TMD Courses, Inc., a California company, entered into a non-binding memorandum of understanding to explore business opportunities between the two companies. TMD Courses, Inc. is a research and development firm that owns by license intellectual property including patents and trademarks for proprietary medical devices. Both sides are in confidential due diligence investigations to determine the scope and form of a final business relationship.

On March 25, 2010, the Company issued a total of 1,000,000 common shares at $0.03 for total consideration of $30,000 to two separate consultants in consideration of consulting services to be provided.

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

 March 31, 2010 and 2009

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

March 31, 2010
Expected volatility	136.53% - 276.11%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of option activity under the Plan as of March 31, 2010 and changes during the periods then ended are presented below:

		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants	Shares
December 31, 2008	-	$-	-	$-
Granted	450,000	0.78	4.11	34,653
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
December 31, 2009	450,000	$0.78	3.26	$34,653
Exercisable at
March 31, 2010	450,000	$0.78	3.01	$34,653

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

DEVELOPMENT EFFORTS PAST AND PRESENT

On May 27, 2009 the Company announced that due to the worldwide economic downturn it decided to begin dedicated exploration of new business opportunities using its existing contacts with the People’s Republic of China. In a letter to the shareholders dated May 28, 2009, Mr. Tony H. Lam characterized the Company’s development efforts as a restructuring of the Company’s business. On September 8, 2009 the Company announced its entry into negotiations and a non-binding memorandum of understanding with the Chinese automobile syndicate Excellent Auto Dealers, Inc., a corporation formed and operating in good standing in the British West Indies whose principal place of business is in the Peoples Republic of China and more particularly in the Province of Guangzhou. The Company’s efforts focused on a possible merger with Excellent Auto Dealers, Inc.’s business that consisted of the ownership and operation of a cluster of automobile dealerships in the Province of Guangzhou. The non-binding memorandum of understanding required both Excellent Auto Dealers, Inc. and the Company to enter into due diligence disclosures and investigations necessary for each entity to adequately assess the advisability and propriety of entering into a material definitive agreement.

The Company began its disclosures and requested certain audited financial information from Excellent Auto Dealers, Inc. This information was not forthcoming. The Company continued efforts at cooperative communications with Excellent Auto Dealers, Inc. but concluded that the requisite information from Excellent was not going to be forthcoming and so the Company announced on March 23, 2010 that decided to terminate due diligence and dissolve the non-binding memorandum of understanding based upon non-cooperation of Excellent Auto Dealers, Inc.

Prior to announcing the efforts concerning Excellent Auto Dealers, Inc., the Company communicated with other possible business concerns that offered possible synergy with the Company. One such entity was TMD Courses, Inc., a California corporation. When it became clear to the Company that significant intractable obstacles existed in conducting effective due diligence with Excellent Auto Dealers, Inc., it sought to capture some of its previous opportunities, one of which was TMD Courses, Inc.

It became apparent that TMD Courses, Inc. was still interested in a possible business combination with the Company, and on March 31, 2010 the Company and TMD Courses, Inc. entered into a non-binding memorandum of understanding to explore business opportunities between the two companies. TMD Courses, Inc. is a research and development firm that owns by license intellectual property including patents and trademarks for proprietary medical devices. Both sides are in confidential due diligence investigations to determine the scope and form of a final business relationship.

Liquidity

Operating Activities

Net cash used by operating activities totaled $0 for the three months ended March 31, 2010, which is consistent with the net cash provided by operating activities, which totaled $0 for the same period of 2009. This no change in net cash provided by operating activities was primarily attributable to the Company’s use of stock based compensation for operating expenses and its focused plans on prudently developing its current business while conducting due diligence on the possible acquisition of Excellent Auto Dealers, Inc. The Company issued several shares of its common stock as compensation for services provided.

Investing Activities

Net cash used in investing activities totaled $0 for the three months ended March 31, 2010, as compared to the net cash used in investing activities of $0 for three months ended March 31, 2009.

Financing Activities

Net cash used in financing activities totaled $0 for three months ended March 31, 2010, as compared to $0 provided by financing activities for the three months ended March 31, 2009.

The Company knows of no trend or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

The Company has not generated any revenue. Management has determined that it must obtain funding for the continuation of its business.  There can be no guarantee or assurance that management will be successful in accomplishing obtaining additional funds.  Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company

Capital Resources

Presently, the Company has no material commitments for capital expenditures as of the end of the three months ending March 31, 2010. The Company historically sought and continues to seek financing from private sources to move its present business plan forward as well as devote adequate resources to conducting its due diligence on the potential acquisition of Excellent Auto Dealers, Inc. In order to satisfy the financial commitments necessary, the Company relies upon private party financing that has inherent risks in terms of availability and adequacy of funding.

As of March 31, 2010, we have $1 of cash available.  We have current liabilities of $17,317.  From the date of inception (August 6, 2007) to March 31, 2010, the Company has recorded a net loss of $1,922,858.  As of March 31, 2010, we had 18,710,000 shares issued and outstanding.  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

On March 26, 2010 the Company’s stock was deleted from trading on the Over-the-Counter Bulletin Board (OTCBB) where it has traded since its inception as a public company. The reason for the deletion was the absence of an OTCBB market maker making a market for the Company’s common stock pursuant to FINRA Rule 6540. The Company is presently working with an OTCBB market maker to submit the proper filings to return to OTCBB trading on the Over-the-Counter Bulletin Board.

Until then, our common stock is quoted on the OTCQB Market (Pink Sheets) under the ticker symbol FYAD. The stock trades are limited and sporadically; there is no established public trading market for our common stock.  Failure to raise additional capital for the Company will result in business failure and a complete loss of any investment made into the Company's common stock.

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

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on August 6, 2007 to March 31, 2010, of $1,922,858. We did not earn any revenues during the aforementioned period.

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

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity.  As of March 31, 2010, we have not generated revenues, and have experienced negative cash flow from minimal business activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on FYAD terms.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Ming R. Cheung, of the corporation.

Other Information

FYAD has 18,710,000shares of common stock, $0.001 par value, issued and 18,710,000 shares of common stock outstanding at March 31, 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President/Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our officers concluded that, as of the end of the period covered by this report, the Company has been implementing control procedures to mitigate our internal control issues which could have a material impact on our financial reporting procedures. As of the current annual filing, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of our financial statements;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•

provide reasonable assurance that transactions pertaining to stock issuances are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that the stock issuances are being made only in accordance with authorizations of management and the Board of Directors.

Under the supervision and with the participation of our management, our Chief Executive Officer, and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our reviewed financial statements as of March 31, 2010 and believe that we had a material weakness in our financial reporting of internal controls specific to the “Control Activities” section of the COSO framework and specifically effecting a proper close. The Company has implemented controls as a result of the documentation surrounding the material weakness by analyzing our financials, reviewing disclosure requirements by the SEC and providing for management, detailed schedules and documentation which will mitigate our risk in the area of our internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

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

Friendly Auto Dealers, Inc.

Dated: May 14, 2010	/s/ Ming R. Cheung
Ming R. Cheung
Chief Executive Officer and
Chief Financial Officer