Form 10-Q
period 2010-06-30
Friendly Auto Dealers, Inc.
filed 2010-08-11
CIK 1419051

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.  Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of August 5, 2010, the Registrant had 28,710,000 outstanding shares of Common Stock with a par value of $0.001 per share.

Transitional Small Business Disclosure Format (Check one):  Yes      . No  X .

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Condensed Financial Statements

June 30, 2010 and 2009

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Condensed Financial Statements

June 30, 2010 and 2009

CONTENTS

Page(s)
Condensed Balance Sheets as of June 30, 2010 and December 31, 2009	5

Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009 and the period of August 6, 2007 (Inception) to June 30, 2010	6

Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and the period of August 6, 2007 (Inception) to June 30, 2010	7

Notes to the Condensed Financial Statements	8

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Condensed Balance Sheets

	June 30, 2010	December 31, 2009

	(Unaudited)
ASSETS

Current assets
Cash	$1	$1
Prepaid expenses	80,629	313,151
Total current assets	80,630	313,152

Total assets	$80,630	$313,152

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$23,502	$12,897
Total current liabilities	23,502	12,897

Stockholders' Equity
Shares held in escrow	-	(10,000)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 28,710,000 and 27,710,000 shares issued; 28,710,000 and 17,710,000 outstanding at June 30, 2010 and December 31, 2009	28,710	27,710
Additional paid in capital	2,048,048	1,929,048
Deficit accumulated during the development stage	(2,019,630)	(1,646,503)
Total stockholders' equity	57,128	310,255

Total liabilities and stockholders' equity	$80,630	$313,152

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Statement of Operations (unaudited)

					For the period from August 6, 2007 (inception) to June 30, 2010

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Office expenses	-	70	-	3,270	15,940
Travel	2,149	-	2,149	-	32,623
Officer compensation	-	-	-	170,000	170,000
Professional fees	94,623	433,355	370,978	538,726	1,801,067
Total expenses	96,772	433,425	373,127	711,996	2,019,630

Net loss	$(96,772)	$(433,425)	$(373,127)	$(711,996)	$(2,019,630)

Basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.02)	$(0.04)

Weighted average shares outstanding	24,094,615	16,957,253	20,958,619	12,283,287

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

			For the period
			of August 6,
			2007 (inception)
	Six months ended June 30,		to June 30,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(373,127)	$(711,996)	$(2,019,630)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	130,000	1,687,250	1,925,500
Common stock issued for advertising	-	3,200	3,200
Warrants issued for services	-	36,308	34,653
Changes in operating assets and liabilities
Prepaid expenses	232,522	(1,022,838)	(80,629)
Accounts payable and accrued liabilities	10,605	7,706	23,502
Net cash provided by (used in) operating activities	-	(370)	(113,404)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	-	-	7,225
Forgiveness of related party loans	-	-	(7,225)
Capital contributed by officer	-	-	8,405
Proceeds from sale of stock	-	-	105,000
Net cash provided by financing activities	-	-	113,405

(Decrease) increase in cash	-	(370)	1
Cash at beginning of period	1	371	-
Cash at end of period	$-	$1	$1

Supplemental disclosure of non-cash investing and financing activities:
Stock based compensation	$130,000	$1,726,758	$1,963,353

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements dated April 13, 2010 as reported in Form 10-K. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

Note 2 – Significant Accounting Policies

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

Note 2 - Significant Accounting Policies (continued)

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

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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

On March 25, 2010, the Company issued a total of 1,000,000 common shares at $.03 for total consideration of $30,000 to two separate consultants in consideration of consulting services to be provided.

On May 13, 2010, the Company issued a total of 10,000,000 common shares at $.01 for total consideration of $100,000 to two separate consultants in consideration of services to be and already provided.

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

Note 3 – Stockholders’ Equity (continued)

June 30, 2010
Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of option activity under the Plan as of June 30, 2010 and changes during the periods then ended are presented below:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants	Shares
December 31, 2008	-	$-	-	$-
Granted	450,000	0.78	2.76	34,653
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
June 30, 2010	450,000	$0.78	2.76	$34,653
Exercisable at
June 30, 2010	450,000	$0.78	2.76	$34,653

Note 4 – Subsequent Event

On May 17, 2010, the Company filed Form 8-K notifying SEC of its entry into a material definitive agreement not made in the ordinary course and scope of its business with TMD Courses, Inc., a California Corporation.

The agreement initially provided in pertinent part that the Company exchange 250,523,333 shares of its common stock for one hundred percent of the issued and authorized shares of TMD Courses, Inc.. The agreement required the Company amend its articles of incorporation to: (i) Change the name of the Company to Innovative Therapeutic Solutions, Inc.; (ii) Conduct a one for ten reverse split of the Company’s common stock; and, (iii) Increase the number of authorized shares to seven hundred million from seventy million shares.

On June 1, 2010, the Company amended its Form 8-K to inform that the agreement between the Company and TMD Courses, Inc. had been amended to exclude any requirement or condition that a reverse split of the Company’s common stock be a condition to closing the transaction.

The Company and TMD Courses, Inc. agreed to close the material definitive agreement not later than July 31, 2010.

On July 31, 2010 the Company terminated the Material Definitive Agreement with TMD Courses, Inc. The Company entered into the Material Definitive Agreement with TMD Courses, Inc. on May 17, 2010. The agreement required a number of conditions be jointly satisfied prior to the closing date of July 31, 2010. The transaction could not be completed in accordance with the terms of the agreement, the Company determined to let the agreement lapse.

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

On July 31, 2010 the Company terminated the Material Definitive Agreement with TMD Courses, Inc. The Company entered into the Material Definitive Agreement with TMD Courses, Inc. on May 17, 2010. The agreement required a number of conditions be jointly satisfied prior to the closing date of July 31, 2010. The transaction could not be completed in accordance with the terms of the agreement, the Company determined to let the agreement lapse.

The Company will continue to focus its attention to new directions and new opportunities that will be in the best interests of the shareholders.

Liquidity

Operating Activities

Net cash provided by operating activities totaled $0 for the six months ended June 30, 2010, compared to net cash used in operating activities of $370 for the same period in 2009.

Investing Activities

Net cash used in investing activities totaled $0 for the six months ended June 30, 2010, as compared to the net cash used in investing activities of $0 for six months ended June 30, 2009. The Company has not engaged in investing activities since its inception.

Financing Activities

Net cash used in financing activities totaled $0 for six months ended June 30, 2010, as compared to $0 provided by financing activities for the six months ended June 30, 2009.

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

Presently, the Company has no material commitments for capital expenditures as of the end of the six months ending June 30, 2010. The Company historically sought and continues to seek financing from private sources to move its present business plan forward as well as devote adequate resources to conducting its due diligence on the potential acquisition of TMD Courses, Inc. In order to satisfy the financial commitments necessary, the Company relies upon private party financing that has inherent risks in terms of availability and adequacy of funding.

As of June 30, 2010, we have $1 of cash available. We have current liabilities of $23,502. From the date of inception (August 6, 2007) to June 30, 2010, the Company has recorded a net loss of $2.019,630. As of June 30, 2010, we had 28,710,000 shares issued and outstanding. We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

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

Results of Operations

Professional fees for the three months ended June 30, 2010 was $94,623 as compared to $433,355 at June 30, 2009 a decrease of $338,732. Professional fees for the six months ended June 30, 2010 was $370,978 as compared to $538,726 at June 30, 2009 a decrease of $167,748. These decreases were attributed to a decreased in professional fees for the periods. These decreases were attributed to the Company’s 2009 international efforts to research, evaluate, draft documents, and meet and confer regarding the Excellent Auto Dealers transaction that was first announced in August 2009. The Company incurred legal fees and expenses related to: (i) the drafting and execution of the memorandum of understanding; (ii) conducting of international due diligence; and (iii) efforts to resolve due diligence issues including obtaining and reviewing audited financials for Excellent Auto Dealers, Inc. Additional 2009 legal fees were incurred as the result of the termination of the memorandum of understanding with Excellent Auto Dealers, Inc.

Net loss for the three months ended June 30, 2010 was $96,772 as compared to $433,425 for the three months ended June 30, 2009 a decrease of $336,653. Net loss for the six months ended June 30, 2010 was $373,127 as compared with $711,996 for the six months ended June 30, 2009 a decrease of $338,869. The reduction of loss for both the three months and six month periods was mainly due to decrease of professional fees.

Trends; Competition

As it presently stands, the auto industry is mature and has many levels of competition. The industry in general is very fragmented - although many large, well-capitalized companies exist on a national level, most of our continued competition will come from companies focused within their local or regional market. Examples of large competitors include Allied Specialty Company, of Davie, Florida, which has been operating for over fifty years and does business throughout the United States while also exporting to Canada, Latin America and Western Europe, as well as Bernco Specialty Advertising of Bethpage, New York, in business since 1947. Many companies are regionally focused firms in terms of distribution. There can be no assurance that Friendly Auto Dealers will ever be able to compete with any of the competitors described herein. In addition, there may be other competitors the company is unaware of at this time that would also impede or prevent the company’s success.

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

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on August 6, 2007 to June 30, 2010, of $2,019,630. We did not earn any revenues during the aforementioned period.

Critical Accounting Policies

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

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity. As of June 30, 2010, we have not generated revenues, and have experienced negative cash flow from minimal business activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on FYAD terms.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director Gerry Berg.

Other Information

FYAD has 28,710,000shares of common stock, $0.001 par value issued and outstanding.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe that there have been no significant changes in our market risk exposures for the six months ended June 30, 2010.

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

As of June 30, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2010 and communicated the matters to our management.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

On May 18, 2010, Friendly Auto Dealers, Inc. filed Form 8-K reporting under Item 1.01 that Friendly Auto Dealers, Inc. entered into a material definitive agreement not made in the ordinary course of its business on May 17, 2010. The parties reported to the agreement were Friendly Auto Dealers, Inc. and TMD Courses, Inc., a California corporation. No material relationships exist between the registrant Friendly Auto Dealers, Inc. or any of its affiliates and TMD Courses, Inc. and any of its affiliates or control persons. The agreement provided in pertinent part that Friendly Auto Dealers, Inc. will exchange 250,523,333 shares of its common stock for one hundred percent of the issued and authorized shares of TMD Courses, Inc. Pending the closing, which is set on or about June 30, 2010, but not later than July 31, 2010, Friendly Auto Dealers, Inc. will act to complete the amendments to its articles of incorporation: (i) Change the name of the Company to Innovative Therapeutic Solutions, Inc.; (ii) Conduct a one for ten reverse split of Friendly Auto Dealers, Inc.’s common stock; and, (iii) Increase the number of authorized shares to seven hundred million from seventy million shares.

On May 20, 2010, Friendly Auto Dealers, Inc. filed Form 8-K reporting under Item 5.02(a) that effective May 19, 2010, Ming R. Cheung resigned as a director of the Company. There were no material disagreements between Ms. Cheung and the Company of any kind.

On May 20, 2010, Friendly Auto Dealers, Inc. filed Form 8-K reporting under Item 5.02(c) that effective May 19, 2010, the Company announced the appointment of Gerry Berg to the Board Directors as Chairman and President.

On June 1, 2010, Friendly Auto Dealers, Inc. filed Form 8-K reporting under Item 1.01 Friendly Auto Dealers, Inc. Friendly Auto Dealers, Inc. and TMD Courses, Inc. amended the material definitive agreement to remove any condition requiring a reverse split of Friendly Auto Dealers, Inc.’s common stock as a condition precedent to closing the material definitive agreement executed on May 17, 2010.

On August 2, 2010, Friendly Auto Dealers, Inc. filed Form 8-K reporting under Item 1.02 that the material definitive agreement with TMD Courses, Inc. terminated as of July 31, 2010 based upon the expiration of a stated termination date. The agreed to closing of the material definitive agreement was July 31, 2010. The material definitive agreement did not close by July 31, 2010. Thus, by the operation of the expiration of time, the material definitive agreement terminated. Friendly Auto Dealers, Inc. incurred no termination penalties as the result of the termination of the material definitive agreement.

On August 2, 2010, Friendly Auto Dealers, Inc. filed Form 8-K reporting under Item 4.01(a) that Friendly Auto Dealers, Inc.’s board of directors dismissed its independent accountant, Kyle Tingle CPA, effective July 28, 2010. Over the last two fiscal years, no principal accountant's report on the Company’s financial statements contained material disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Mr. Tingle, would have caused him to make reference to the subject matter of the disagreement(s) in connection with his report. On August 6, 2010, Friendly Auto Dealers, Inc. filed Form 8-K/A amending its 8K filing of August 2, 2010.

On August 2, 2010, Friendly Auto Dealers, Inc. filed Form 8-K reporting under Item 4.01(b) that effective July 28, 2010, the Company retained Chang G. Park, CPA, Ph.D., 2667 Camino Del Rio South Plaza B, San Diego, CA 92108 as its a new independent principal accountant to audit the Company’s financial statements.

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

Friendly Auto Dealers, Inc.

Dated: August 11, 2010	/s/ Gerry Berg
Gerry Berg
President and Chief Executive Officer
Chief Financial Officer and Director