Form 10-Q
period 2010-09-30
Friendly Auto Dealers, Inc.
filed 2010-11-15
CIK 1419051

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

No       . YES        .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.  As of November 5, 2010, the Registrant had 28,710,000 outstanding shares of Common Stock with a par value of $0.001 per share.

Transitional  Small Business Disclosure Format (Check one):

No   X  . Yes       .

CONTENTS

PART I - FINANCIAL INFORMATION - UNAUDITED

Item 1.	BALANCE SHEET	6
	STATEMENT OF OPERATIONS	7
	STATEMENTS OF CASH FLOWS	8
	NOTES TO FINANCIAL STATEMENTS	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Plan of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures	8

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibit and Reports on Form 8-K	11
SIGNATURES		12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Condensed Financial Statements

September 30, 2010 and 2009

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Condensed Financial Statements

September 30, 2010 and 2009

CONTENTS

Page(s)
Condensed Balance Sheets as of September 30, 2010 and December 31, 2009	6

Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the period of August 6, 2007 (Inception) to September 30, 2010	7

Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the period of August 6, 2007 (Inception) to September 30, 2010	8

Notes to the Condensed Financial Statements	9-12

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2010	December 31, 2009

	(Unaudited)
ASSETS

Current assets
Cash	$1	$1
Prepaid expenses	-	313,151
Total current assets	1	313,152

Total assets	$1	$313,152

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$6,186	$12,897
Related party payable	18,716	-
Total current liabilities	24,902	12,897

Stockholders' (Deficit) Equity
Shares held in escrow	-	(10,000)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 28,710,000 and 17,710,000 issued and outstanding at September 30, 2010 and December 31, 2009	28,710	27,710
Additional paid in capital	2,048,048	1,929,048
Deficit accumulated during the development stage	(2,101,659)	(1,646,503)
Total stockholders' (deficit) equity	(24,901)	300,255

Total liabilities and stockholders' (deficit) equity	$1	$313,152

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Statement of Operations (unaudited)

					For the period from August 6, 2007 (inception) to September 30, 2010

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Office expenses	-	-	-	3,270	15,940
Travel	-	-	2,149	-	32,623
Officer compensation	-	-	-	170,000	170,000
Professional fees	84,539	393,283	455,507	926,302	1,885,596
Total expenses	84,529	393,283	457,656	1,099,572	2,104,159

Other income	2,500	-	2,500	-	2,500

Net loss	$(82,029)	$(393,283)	$(455,156)	$(1,099,572)	$(2,101,659)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.05)

Weighted average shares outstanding	28,710,000	26,870,000	23,570,806	21,157,418

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

			For the period of August 6, 2007 (inception) to September 30, 2010

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(455,156)	$(1,099,572)	$(2,101,659)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	130,000	1,687,250	1,925,500
Common stock issued for advertising	-	3,200	3,200
Warrants issued for services	-	34,653	34,653
Changes in operating assets and liabilities
Prepaid expenses	313,151	(636,593)	-
Accounts payable	(6,711)	10,692	6,186
Net cash used in operating activities	(18,716)	(370)	(132,120)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	18,716	-	25,941
Forgiveness of related party loans	-	-	(7,225)
Capital contributed by officer	-	-	8,405
Proceeds from sale of stock	-	-	105,000
Net cash provided by financing activities	18,716	-	132,121

(Decrease) increase in cash	-	(370)	1
Cash at beginning of period	1	371	-
Cash at end of period	$1	$1	$1

Supplemental disclosure of non-cash investing and financing activities:
Stock based compensation	$130,000	$1,725,103	$1,963,353

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

 September 30, 2010 and 2009

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements dated April 13, 2010 as reported in Form 10-K.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

 September 30, 2010 and 2009

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

 September 30, 2010 and 2009

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

Note 3 – Stockholders’ Equity

Common stock

On March 19, 2009, the Company entered into a Memorandum of Understanding ("Memo") with Excellent Auto Consulting ("Excellent") to purchase all or a majority of the outstanding capital voting stock of Excellent in such a way that allows Excellent to acquire the business of the Company. The Memo outlines that each party negotiate and complete a Material Definitive Agreement ("Agreement"). Pursuant to the Memo, the Company issued 10,000,000 shares of its common stock to be held in trust while negotiating the Agreement. The Agreement was unilaterally terminated March 23, 2010 and the shares in escrow were returned for cancellation.

On March 25, 2010, the Company issued a total of 1,000,000 common shares at $.03 for total consideration of $30,000 to two separate consultants in consideration of consulting services provided.

On May 13, 2010, the Company issued a total of 10,000,000 common shares at $.01 for total consideration of $100,000 to two separate consultants in consideration of services provided.

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

 September 30, 2010 and 2009

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

September 30, 2010
Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of option activity under the Plan as of June 30, 2010 and changes during the periods then ended are presented below:

		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants	Shares
December 31, 2008	-	$-	-	$-
Granted	450,000	0.78	2.51	34,653
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
September 30, 2010	450,000	$0.78	2,51	$34,653
Exercisable at
September 30, 2010	450,000	$0.78	2.51	$34,653

Note 4 – Related Party Transactions

The Company received a total of $18,716 from a shareholder to fund operations during the nine months ended September 30, 2010. The loan bears no interest and is due on demand and as such is included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements as a whole and not included herein.

During the nine months ended September 30, 2010, the company issued a total of 11,000,000 shares of its common stock valued at a total of $130,000 to two existing shareholders for services provided, one of which is our president and director.

Note 5 – Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

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

Liquidity

Operating Activities

Net cash used in operating activities totaled $188,716 for the nine months ended September 30, 2010, compared to net cash used in operating activities of $370 for the same period in 2009.

Investing Activities

Net cash used in investing activities totaled $0 for the nine months ended September 30, 2010, as compared to the net cash used in investing activities of $0 for nine months ended September 30, 2009. The Company has not engaged in investing activities since its inception.

Financing Activities

Net cash provided by financing activities totaled $18,716 for nine months ended September 30, 2010, as compared to $0 provided by financing activities for the nine months ended September 30, 2009.

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

Presently, the Company has no material commitments for capital expenditures as of the end of the nine months ending September 30, 2010. The Company historically sought and continues to seek financing from private sources to move its present business plan forward.  In order to satisfy the financial commitments necessary, the Company relies upon private party financing that has inherent risks in terms of availability and adequacy of funding.

As of September 30, 2010, we have $1 of cash available.  We have current liabilities of $24,902.  From the date of inception (August 6, 2007) to September 30, 2010, the Company has recorded a net loss of $2,101,659. As of September 30, 2010, we had 28,710,000 shares issued and outstanding.  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

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

Results of Operations

Professional fees for the three months ended September 30, 2010 was $84,529 as compared to $393,283 for the period ended September 30, 2009, a decrease of $308,754.  Professional fees for the nine months ended September 30, 2010 were $455,507 as compared to $926,302 at September 30, 2009, a decrease of $470,795.   These decreases were attributed to the Company’s 2009 international efforts to research, evaluate, draft documents, and meet and confer regarding the Excellent Auto Dealers transaction that was first announced in August 2009. The Company incurred legal fees and expenses related to: (i) the drafting and execution of the memorandum of understanding; (ii) conducting of international due diligence; and (iii) efforts to resolve due diligence issues including obtaining and reviewing audited financials for Excellent Auto Dealers, Inc. Additional 2009 legal fees were incurred as the result of the termination of the memorandum of understanding with Excellent Auto Dealers, Inc.

Net loss for the three months ended September 30, 2010 was $82,029 as compared to $393,283 for the three months ended September 30, 2009 a decrease of $311,254.  Net loss for the nine months ended September 30, 2010 was $455,156 as compared with $1,099,572 for the nine months ended September 30, 2009 a decrease of $644,416.  The reduction of loss for the periods was mainly due to decrease of professional fees and decrease in officer compensation by $170,000 resulting from a lower valuation of common shares issued for services in 2010 when compared to 2009.

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

The Company’s ability to compete, in connection with its original business plan, is conditioned on its ability to deal with the worldwide economic downturn amongst possible new clients, while trying to raise sufficient capital to effectively put into place its original business plan. The Company is still very much seeking to expand and develop the option of contained in its original business plans.

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

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on August 6, 2007 to September 30, 2010, of $2,101,659. We did not earn any revenues during the aforementioned period.

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

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity.  As of September 30, 2010, we have not generated revenues, and have experienced negative cash flow from minimal business activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on FYAD terms.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe that there have been no significant changes in our market risk exposures for the nine months ended September 30, 2010.

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

As of September 30, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2010 and communicated the matters to our management.

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

On August 2, 2010, Friendly Auto Dealers, Inc. filed Form 8-K reporting under Item 4.01(a) that Friendly Auto Dealers, Inc.’s board of directors dismissed its independent accountant, Kyle Tingle CPA, effective July 28, 2010. Over the last two fiscal years, no principal accountant's report on the Company’s financial statements contained material disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Mr. Tingle, would have caused him to make reference to the subject matter of the disagreement(s) in connection with his report.  On August 6, 2010, Friendly Auto Dealers, Inc. filed Form 8-K/A amending its 8-K filing of August 2, 2010.

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

Friendly Auto Dealers, Inc.

Dated: November 15, 2010	/s/ Gerry Berg
Gerry Berg, President,
Chief Executive Officer,
Chief Financial Officer and Director