Form 10-Q/A
period 2010-03-31
Friendly Auto Dealers, Inc.
filed 2011-01-14
CIK 1419051

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment no. 1)

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

Explanatory Note

The Company is filing this Amendment no. 1 on Form 10-Q/A to its quarterly report on Form 10-Q, which as filed with the Securities and Exchange Commission on May 17, 2010 to amend Exhibit 31.1 to conform with Item 601(b)(31)(i) of Regulation S-K.

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

Friendly Auto Dealers, Inc.

Dated: January 13, 2011	/s/ Gerry Berg
Gerry Berg
Chief Executive Officer and
Chief Financial Officer