Form 10-Q/A
period 2010-06-30
Friendly Auto Dealers, Inc.
filed 2011-01-14
CIK 1419051

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

Explanatory Note

The Company is filing this Amendment no. 1 on Form 10-Q/A to its quarterly report on Form 10-Q, which as filed with the Securities and Exchange Commission on August 11, 2010 to amend Exhibit 31.1 to conform with Item 601(b)(31)(i) of Regulation S-K.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Condensed Financial Statements

June 30, 2010 and 2009

FRIENDLY AUTO DEALERS, INC.

(A Development Stage Enterprise)

Condensed Financial Statements

June 30, 2010 and 2009

CONTENTS

Page(s)
Condensed Balance Sheets as of June 30, 2010 and December 31, 2009	6

Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009 and the period of August 6, 2007 (Inception) to June 30, 2010	7

Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and the period of August 6, 2007 (Inception) to June 30, 2010	8

Notes to the Condensed Financial Statements	9

FRIENDLY AUTO DEALERS, INC.
(A Development Stage Enterprise)
Condensed Balance Sheets

	June 30, 2010	December 31, 2009

	(Unaudited)
ASSETS

Current assets
Cash	$1	$1
Prepaid expenses	80,629	313,151
Total current assets	80,630	313,152

Total assets	$80,630	$313,152

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$23,502	$12,897
Total current liabilities	23,502	12,897

Stockholders' Equity
Shares held in escrow	-	(10,000)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 28,710,000 and 27,710,000 shares issued; 28,710,000 and 17,710,000 outstanding at June 30, 2010 and December 31, 2009	28,710	27,710
Additional paid in capital	2,048,048	1,929,048
Deficit accumulated during the development stage	(2,019,630)	(1,646,503)
Total stockholders' equity	57,128	310,255

Total liabilities and stockholders' equity	$80,630	$313,152

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