Form 10-Q/A
period 2010-09-30
Friendly Auto Dealers, Inc.
filed 2011-01-14
CIK 1419051

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

Explanatory Note

The Company is filing this Amendment no. 1 on Form 10-Q/A to its quarterly report on Form 10-Q, which as filed with the Securities and Exchange Commission on November 15, 2010 to amend Exhibit 31.1 to conform with Item 601(b)(31)(i) of Regulation S-K.

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