Form 10-K/A
period 2009-12-31
Friendly Auto Dealers, Inc.
filed 2011-02-18
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes      .  No  X  .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X  .  No      .

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

Explanatory Note

The Company is filing this Amendment No. 1 on Form 10-K/A, to amend Exhibit 31.1 to delete on the cover page the item “Securities registered pursuant to Section 12(b) of the Act; to check the box No on the cover page  to state the registrant is  not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act; and to check the box YES on the cover page  to state the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Date: February 18, 2011

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