Form 10-Q/A
period 2010-03-31
Friendly Auto Dealers, Inc.
filed 2011-02-18
CIK 1419051

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment no. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No       .  Yes   X .

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

Explanatory Note

The Company is filing this Amendment no. 2 on Form 10-Q/A to its quarterly report on Form 10-Q, to amend Exhibit 31.1 to conform with Item 601(b)(31)(i) of Regulation S-K and to check the cover page to state the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Friendly Auto Dealers, Inc.

Dated: February 17, 2011	/s/ Gerry Berg
Gerry Berg
Chief Executive Officer and
Chief Financial Officer