Form 10-K
period 2010-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2011-03-30
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File Number:  333-147560

Therapeutic Solutions International, Inc.

(Formerly Friendly Auto Dealers, Inc.)

(Exact name of registrant as specified in its charter)

NEVADA	33-1176182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4093 Oceanside Blvd, Suite B

Oceanside, California 92056

 (Address of principal executive offices, including zip code)

(760) 295-7208

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

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No   X  .

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

Yes   X  . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,726,500  based on a closing price of $0.15 at December 31, 2010.

As of March 23, 2011, the Registrant had 44,210,000 outstanding shares of Common Stock with a par value of $0.001 per share.

IMPORTANT PREFATORY NOTE

On November 16, 2010, the Company and Splint Decisions Inc., a California Corporation, entered into an agreement entitled: “Common Stock Share Exchange Agreement.” As is more fully discussed below, as a result of the agreement, the Company will acquire by license certain intellectual property and business for an exchange of common stock with Splint Decisions Inc. Certain conditions to the closing of the agreement included: amending the Company’s articles of incorporation to increase the number of authorized shares from 70 million to 705 million shares; changing the name of the Company to Therapeutic Solutions International, Inc.

On March 18, 2011 the Company changed its name from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc. Also on March 18, 2011, the Company’s ticker symbol changed from “FYAD” to “TSOI.” The Company anticipates that pending the filing of this Annual Report on Form 10-K it will be in the process of closing the “Common Stock Share Exchange Agreement.” Therefore, readers are cautioned to understand that while the agreement has not closed, the Company believes that its closure is imminent and encourages all readers to monitor the Company’s filings with the Securities and Exchange Commission for updated information.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  the Company’s Form 14C filed with the Commission on February 15, 2011 and Company’s Form 8-K filed with the Commission on March 18, 2011.

INDEX

FRIENDLY AUTO DEALERS, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2011. These statements may appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A. Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements.  References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Therapeutic "we," "our," “TSOI,” and "us" refer to Therapeutic Solutions International, Inc.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by the Company with the SEC may also be obtained from the Company by directing a request to Therapeutic Solutions International, Inc., 4093 Oceanside Blvd, Suite B, Oceanside, California 92056.

ITEM 1.  BUSINESS.

General

Original Business Plan

Therapeutic Solutions International, Inc. (the “Company”) was incorporated on August 6, 2007 under the name: “Friendly Auto Dealers, Inc.” From its inception, the Company has been in the development stage and is a start-up company. The Company’s present address is 4093 Oceanside Blvd, Suite B, Oceanside, California 92056; its telephone number is 760-295-7208. The Company has never declared bankruptcy; it has never been in receivership; and it has never been involved in any legal action or proceedings.  Our fiscal year end is December 31.

Since inception, the Company has not made any significant purchases or sale of assets. However, the Company is currently  involved in a merger  which is occurring  as the result of the Company’s entrance into an agreement entitled: Common Stock Share Exchange Agreement (the “Agreement”), dated November 16, 2010, by and between the Company and Splint Decisions Inc., a California corporation (hereafter referred to as “Splint Decisions”), and stockholders controlling 100% of the issued and outstanding shares of Splint Decisions (the “Splint Shareholders”). A complete discussion of the Agreement and the transaction follows in chronological order below.

The Company’s original business strategy included brokering the design, manufacturing and sale of promotional and corporate branded products for sale first to the Chinese automobile industry then internationally. The Company began developing its business strategy by leveraging contacts it had in the Chinese automobile industry as the result of consulting work from our Pacific Rim business consultant Stephen Chu. We believed that Mr. Chu’s contacts within the Chinese automobile industry would lead to an expansion of our business to other automobile industry leaders located in the Pacific Rim, including Korea and Japan. The Company spent 2008 and 2009 developing this strategy by engaging Mr. Chu and having him travel to China on behalf of the Company, occasionally with the Company’s director Mr. Tony Lam, to attempt to establish rapport there. This led to the Company appearing at two separate automobile industry shows and conventions in 2009: first was the Shanghai International Auto Show held in the People’s Republic of China in June, 2009, and second was the Kia Motors Automobile Show in the Guangzhou Province of China that was held in November, 2009, where company representatives including Mr. Chu and our director Mr. Tony Lam met with various representatives of Chinese, Korean and French automobile dealers, manufacturers representatives, and promotional product manufacturers. Here, the Company’s intent was to establish ties into the automobile industry in China, and to meet and network with promotional item manufacturers who could help the Company identify and prospect for providers of raw source materials for promotional items and for the wholesale manufacturing of these items for resale by the Company.

As a result of our Chinese appearances the Company received emissaries from various Chinese automobile dealership representatives, including the Korean KIA Company and the Citron Automobile Company in August 2009 in Las Vegas to discuss the formation of a working relationship and to explore business strategies involving Friendly Auto Dealers, Inc. Afterwards, these discussions continued and developed over the course of the next weeks.

This led in September of 2009 to the formal announcement by Friendly Auto Dealers, Inc. that it entered into a non-binding memorandum of understanding to merge and acquire Excellent Auto Dealers, Inc. of the Peoples Republic of China, a firm that owned a cluster of automobile dealerships in the Guangzhou Province of China. Friendly Auto Dealers, Inc. confirmed that Excellent Auto Dealers, Inc. had established ties to other Pacific Rim automobile manufacturers and dealers including KIA Motors of South Korea, as well as manufacturers and wholesalers of promotional items, and that Excellent Auto’s existing presence in China, along with China’s large developing market for auto sales would provide a basis for full scale development of Friendly Auto Dealers, Inc.’s business strategy.

The Company’s due diligence efforts proceeded throughout the last quarter of 2009 and through the first quarter of 2010, but were ultimately unsuccessful due to the Company’s failure to acquire sufficient audited financial information from Excellent Auto Dealers, Inc. resulting in the termination of the terms of the memorandum of understanding.

Development Efforts After Termination of the Excellent Auto Dealers Memorandum of Understanding

The Company was very concerned with the worldwide economic downturn beginning in 2009 that afflicted—and continues to afflict—economies worldwide. The downturn had deleterious effects generally in the United States and the Company decided that it needed to expand its search for opportunities in 2010. The Company discovered one such opportunity with TMD Courses Inc. (hereafter: “TMD”), a California Corporation headquartered in Oceanside, CA. TMD is a business that performs  continuing dental education to licensed dentists and holds  a license from Boyd Research, Inc., a California Corporation, to market and sell an FDA approved and patented dental appliance that was designed to treat medically diagnosed migraine pain. This device is commonly referred to as the “NTI” device and Dr. James P. Boyd developed and patented the invention.

The Company reviewed this information and determined that the prospects presented by this patented device and the FDA approval were significant and decided to merge with TMD, signing a memorandum of understanding and a material definitive agreement. The Company filed Form 8-K regarding this event. Unfortunately, the Company could not satisfactorily complete our due diligence and the efforts terminated in August 2010 and the Company filed another Form 8-K on August 2, 2010 notifying the Commission of the termination of the agreement with TMD.

Splint Decisions Inc. & The Common Stock Share Exchange Agreement

As a result of the Company’s experience and relationship with TMD, it continued to gather information and communicate with TMD regarding dental appliances generally and the market for them in the United States. These communications led to discussions between the Company and Splint Decisions Inc., a California Corporation (hereafter referred to as “Splint Decisions”). On November 16, 2010, the Company entered into an agreement entitled: Common Stock Share Exchange Agreement (the “Agreement”), by and between the Company and Splint Decisions, and stockholders controlling 100% of the issued and outstanding shares of Splint Decisions (the “Splint Shareholders”).  Pursuant to the Common Stock Share Exchange Agreement, the Splint Shareholders agreed to exchange all of their common stock in Splint Decisions, equal to 100% of the issued and outstanding shares, for 250,523,333 of the Company’s restricted common shares representing 85.00% of the total number of issued and outstanding shares of the Company. By virtue of the pending closing of the Agreement, the Company will acquire by exclusive license, patents and patent applications, as well as the related intellectual property and business of Splint Decisions, including “The Total Splint System,” that the Company prospectively intends to market to licensed dentists in the United States. The Company has taken steps towards closing the Agreement. On March 18, 2011 the Articles of Incorporation were amended to change the name of the of the Company from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc. and the number of authorized shares were increased from seventy five million to seven hundred and five million, and upon issuance of the exchange shares from the Company and Splint Shareholders, certain personnel changes will be made to the Company’s Board of Directors to effectively close the transaction, to wit: our present and sole director and President, Mr. Gerry Berg, will be replaced by Dr. James P. Boyd as a director, and Mr. Timothy Dixon as a director and President. As of the date of this filing, the Agreement has not closed. Readers are directed to follow and review the Company’s filings with the Securities & Exchange Commission to monitor the actual closing of the transaction and the filing of Form 8-K to that effect.

The Company’s Business Going Forward: The Total Splint System

Dr. James P. Boyd of Boyd Research, Inc. invented “The Total Splint System.” “The Total Splint System” featured a design that included patented design elements that were included in the NTI device sold and marketed by TMD. The U.S. Food and Drug Administration approved these design elements for use in the treatment of medically diagnosed migraine pain. Further, “The Total Splint System” had additional designs that are included in pending patent applications that were originally licensed to Splint Decisions, Inc. and will be acquired by the Company by virtue of the pending closure of the Common Stock Share Exchange Agreement.

Dr. Jim Boyd designed “The Total Splint System” to address a different segment of the dental appliance market targeted to licensed dental practitioners. Dr. Boyd and Splint Decisions Inc. realized that a portion of licensed dentists were hesitant to purchase and use the “NTI” device developed by Dr. Boyd and licensed to TMD, even though it was FDA approved and was patented. Dr. Boyd and Splint Decisions determined that some licensed dentists were more likely to purchase and use bruxism splints in their practice. These bruxism splints are typically designed along the lines of the Total Splint System utilizing one or two mouthpieces that are fit by a dentist on the upper or lower teeth. The NTI device is smaller, covering only the upper or lower central teeth, and some practitioners were concerned about using the device on patients. Some voiced concerns that a patient may swallow the device due to its small size and instead opt to use full arch coverage splints to treat a variety of disorders such as bruxism and migraine headaches.  It is this segment of the dental profession we intend to market “The Total Splint System” to.  It is estimated that in excess of three million full coverage splints are prescribed annually. Thus we were convinced that the market for the devices already exists and is mature.

After being presented with the opportunity, we initially examined the information Splint Decisions referred us to regarding the Total Splint System that was on the Internet. We reviewed the patent issued to that portion of the Total Splint System dealing with the “discluding element” that was FDA approved and patented when used to treat medically diagnosed migraine pain in the NTI device. We also reviewed the documentation from the FDA that merited its approving the device incorporating the NTI “discluding element” to treat medically diagnosed migraine pain.  We met with Timothy Dixon of Splint Decisions to discuss “The Total Splint System” and the available and potential market for the device. We reviewed available information regarding the use and prescription patterns for bruxism devices that was available from professional dental sources including the Journal of the American Dental Association.

Specifically, we examined 1995 information from the Journal of the American Dental Association regarding splint treatments and prescription patterns in the United States. We viewed as important and critical information contained in this report which provided an “estimated total of 3.60 million splints per year are made by U.S. dentists at an estimated cost of $275 per splint the total U.S. expenditure for all splint fabrication for bruxism and TMD patients is approximately $990 million per year.” Further, it was noted, “these splint treatments represented 2.91 percent of all 1990 U.S. dental health care dollars (an estimated $34 billion was spent on dental health in the United States during 1990, according to an HCFA estimate). If the prevalence of bruxism requiring treatment is 5 percent in the United States, then, according to our results, approximately 12.8 percent of these bruxers would receive a splint each year. If the prevalence of TMJs requiring treatment were also 5 percent, then approximately 16.2 percent of MPD plus TMJ dysfunction patients would receive a dental splint each year. Thus, based on our results, somewhere between one-sixth and one-eighth of the population suffering from TMJ or bruxism is estimated as being treated with a new dental splint during a given year.” We believe based upon the facts cited in these sources and our own investigation, which included information we obtained from TMD regarding their sales of the NTI device, that these 1995 numbers related to the per splint cost of splint prescriptions have increased in price since then, and that the market is large and presents a well established opportunity for the Company.

We reviewed the assignment documents related to the patent and patent applications related to the Total Splint System from Dr. Boyd to Boyd Research, Inc. and to Splint Decisions We reviewed the legal status of Splint Decisions Inc. in California.

After this round of due diligence we met with Mr. Dixon personally and telephonically with Dr. Boyd to discuss the possible structure of a transaction. From the Company’s perspective, we understood that any terms would likely include a stock exchange, since the Company had insufficient funds on hand to acquire the intellectual property outright. The focus then turned to exact terms.

At the time, the Company was authorized to issue seventy five million shares of its common stock. Splint Decisions, Inc. and we agreed that the capital structure needed to be expanded in order to provide Dr. Boyd with an agreeable number of restricted common shares and to allow the Company post closing of the transaction to have an agreeable number of authorized common shares that would provide flexibility to the Company and its Board of Directors going forward. Our negotiations with Dr. Boyd and Mr. Dixon resulted in an agreement regarding their percentage ownership of the Company post closure of the transaction.

At the time, we felt that given all of the factors previously noted, and more specifically after an evaluation of Splint Decisions’ management team; the maturity and potential size of the market for the Total Splint System; the fact that Dr. Boyd has a respected reputation in the dental profession; and, that the Company’s acquisition of the intellectual property rights by license would be exclusive, that it was in our shareholders best interests to agree to embark on a different business strategy that included what we, in the final event, determined to be significant and mature opportunities.

We also considered the fact that Dr. Boyd and Boyd Research, Inc. had other patented and FDA approved properties including the NTI device and had an established reputation. Therefore, we felt that the opportunity to acquire the Total Splint System business was significant, and when compared to the results from our development stage efforts focused on China, presented the best opportunity for our shareholders.

Presently, the Company has not begun its manufacturing, marketing or sales of The Total Splint System, since the closing of the Common Stock Share Exchange Agreement is pending. The Company intends to begin investigating and examining the means and costs related to development of The Total Splint System and to its eventual marketing and distribution in conjunction with consulting from TMD. The Company expects that it will require funding to implement the manufacturing, marketing and distribution of the Total Splint System, and that the contours of the financial requirements necessary to advance the strategy will be developed forthcoming and the Company intends to update the Commission and the public regarding its development efforts as it moves forward.

Bruxism Splints: A Competitive Market

The market for products intended to treat snoring, bruxism, migraine headaches and mild to moderate sleep apnea is well developed and has many competitors. Before discussing the various competitive devices to the Company’s Total Splint System, its noteworthy that all of these devices are prescribed by licensed dentists who submit their written prescription to their dental laboratory, who then produces the appliance to the specifications prescribed by the dentist.

The “gold standard” for treating obstructive sleep apnea is the “CPAP Machine.” The CPAP Machine provides continuous positive air pressure on the tissues of the throat to maintain adequate airflow during sleep and so reducing the apnic events during normal sleep. Many companies manufacture this equipment that is prescribed typically through the care of an Ear, Nose & Throat specialist (an “ENT”) usually following a polysomnogram study in a sleep laboratory. It is common that when a patient is diagnosed with mild to moderate to severe obstructive sleep apnea they are prescribed the CPAP Machine.

The emerging treatment option in the field of sleep medicine and sleep dentistry is the use of Oral Appliance Therapy (OAT). Patients who become CPAP intolerant often choose to use an oral appliance to treat their sleep disturbed breathing. A patient may become CPAP intolerant if their nasal mucosa tissues become dried and inflamed. It is unknown how many patients are currently treated with the CPAP Machine or how many become CPAP intolerant. Oral Appliance Therapy is a convenient alternative to CPAP for some patients and the benefits include: (1) size and weight: CPAP Machines are bulky and travel restrictive, while oral appliances are small and are carried as easily as a toothbrush; and, (2) comfort: oral appliances are more comfortable than a CPAP that must be worn with a facemask and a connecting hose for air flow making restful sleep difficult.

Some of the Oral Appliance Therapy competitors to the Total Splint System are: Thornton Adjustable Positioner (TAP), which is a device, manufactured by licensed dental laboratories throughout the United States. The Thornton Adjustable Positioner uses the principle of cardiopulmonary resuscitation to keep the airway open in order to help patients maintain proper breathing techniques. Oxygen is allowed to flow adequately into the airway with the help of a device that holds the lower jaw forward to prevent collapse of the airway and eliminate instances of breathing cessation. With improved breathing, patients are able to get a good night's rest and give their partners a chance to sleep with decreased snoring.

Further, the SomnoMed MAS is a similar device that is manufactured by SomnoMed and consists of upper and lower dental plates with a unique patented fin-coupling component, which allows normal mouth opening and closing. If required, a part can be added to make the device adjustable. This feature provides incremental and adjustable levels of lower jaw advancement, which improves the effectiveness and comfort-level of treatment as the jaw is moved only as far as is required to alleviate snoring and reduce obstructive sleep apnea.

The Company perceives the competitive advantage of the Total Splint System over other oral appliance therapies like the TAP and the SomnoMed devices, to be that TAP and SomnoMed require a laboratory service, associated fees and multiple patient visits to fabricate and deliver their appliances. Whereas, the Total Splint System is designed to allow the dentist in one patient visit to fabricate and deliver the Total Splint System without an outside laboratory service or the use of a hand piece or the application of chemical cure acrylics.

There are other companies well positioned financially and actively researching and developing oral appliances to treat mild to moderate sleep apnea. Presently, the size of the market in the United States is unknown and the market penetration of the SomnoMed MAS and the TAP are also unknown. However, both are widely marketed and prescribed by licensed dentists, and both products present significant competition to the Company post merger, especially given the developmental and start-up nature of the Company’s current strategy.

The Total Splint System is made out of a polycarbonate material, and this material is plentiful and available from many sources. The Company’s anticipated primary supplier of polycarbonate plastic for the Total Splint System is Tri-Iso, Inc. and Sabic Innovative Plastics. The Company does not believe that there is a concern over the availability of raw materials to create the Total Splint System. The Company presently anticipates using K-Mold & Engineering for its injection mold facility.

Presently, the Company is in the developmental stages with the manufacturing and marketing of the Total Splint System and it is not yet reliant on any one major customer.

After the transaction with Splint Decisions Inc. closes, which the Company anticipates to be not later than March 31, 2011, the Company will use by exclusive license from Boyd Research, Inc. U.S. Patent No. 6,666,212 that was issued on December 27, 2003. The duration of this Patent is until December 27, 2021. Additionally, the Company will be the assignee of rights to a provisional patent for the Total Splint System filed by Boyd Research, Inc. filed on September 29, 2010 bearing application number 61387548. The process for obtaining a patent on the Total Splint System is in process. The Total Splint System is not subject to governmental regulation, and the Company is not aware of any governmental regulations or environmental regulations or costs connected thereto that impact its business model.

Employees

Other than Gerry Berg (officer and director) there are no other employees. There is no employment agreement by and between the Company and Mr. Berg.

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

ITEM 1A.  RISK FACTORS

What will happen if the transaction is not completed?

 If the transaction were not completed for any reason, both Therapeutic Solutions International, Inc. and Splint Decisions would return to their respective positions as if the Transaction never occurred, and the Company will return to its present business plans as described in its previous filings with the Commission and as described herein. Both companies will incur expenses associated with attempting to effectuate the Transaction. The failure to consummate the merger could have an adverse impact on the price and trading of the Company’s common stock.

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

We lack an operating history and have losses that we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on August 6, 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2010 our net loss since inception is $2,104,724.  Based upon current plans, we expect to incur operating losses in future periods. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

If we are able to complete financing through the sale of additional shares of our common stock in the future, and/or we close the Common Stock Share Exchange Agreement with Splint Decisions Inc., then shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments. Further, if the Company successfully closes the Common Stock Share Exchange Agreement with Splint Decisions Inc., the Company will issue additional shares to consummate the transaction to James P. Boyd and Timothy Dixon and your share ownership will be diluted.

Because there is currently a limited public trading market for our common stock, you may not be able to resell your stock.

Although our common stock is quoted on the OTCQB (OTC Markets) the market is limited. If a market does not develop there would be no central place, such as stock exchange or electronic trading system to resell your shares.

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2010.

We evaluated our existing controls for the year ended December 31, 2010. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2010. The identified material weaknesses did not result in material audit adjustments to our 2010 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404. If we fail to comply with the requirements of Section 404, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Risks Related to Our Common Stock.

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•

Additions or departures of key personnel;

•

Limited “public float” following the Common Stock Share Exchange, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•

Sales of the common stock;

•

The Company’s ability to execute its business plan;

•

Operating results that fall below expectations;

•

Loss of any strategic relationship;

•

Industry developments;

•

Economic and other external factors; and

•

Period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

There is currently no liquid trading market for the Company’s common stock and the Company cannot ensure that one will ever develop or be sustained.

There is currently no liquid trading market for the Company’s common stock. The Company cannot predict how liquid the market for the Company’s common stock might become. The Company’s common stock is currently approved for quotation on the OTCQB Market (also known as the “OTC Markets”) trading under the symbol TSOI. The Company currently does not satisfy the initial listing standards, and cannot ensure that it will be able to satisfy such listing standards on a higher exchange, or that its common stock will be accepted for listing on any such exchange. Should the Company fail to satisfy the initial listing standards of such exchanges, or its common stock be otherwise rejected for listing and remain on the OTCQB Market or be suspended from the OTCQB Market, the trading price of the Company’s common stock could suffer, the trading market for the Company’s common stock may be less liquid and the Company’s common stock price may be subject to increased volatility.

The Company’s common stock may be deemed a “penny stock”, which would make it more difficult for investors to sell their shares.

The Company’s common stock is subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

Offers or availability for sale of a substantial number of shares of the Company’s common stock may cause the price of the Company’s common stock to decline.

If the Company’s stockholders sell substantial amounts of common stock in the public market, or upon the expiration of any statutory holding period, under Rule 144, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of the Company’s common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult the Company’s ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Additional shares of common stock will be freely tradable upon the earlier of: (i) effectiveness of the registration statement the Company is required to file; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act.

Provisions of the Company’s Certificate of Incorporation and Nevada law could deter a change of control, which could discourage or delay offers to acquire the Company.

Provisions of the Company’s Articles of Incorporation and Nevada law may make it more difficult for someone to acquire control of the Company or for the Company’s stockholders to remove existing management, and might discourage a third party from offering to acquire the Company, even if a change in control or in management would be beneficial to stockholders.  For example, Article VIII of the Articles of Incorporation provides that there shall be no cumulative voting for any purpose, including the election of directors of the Company.  Inasmuch as the insiders of the Company own common stock and options on common stock representing approximately 79% of the issued and outstanding common stock of the Company, such holders will be able to elect all of its directors at a general or special meeting.  There is no cumulative voting to give a minority shareholder the right to elect a director. This may have an anti-takeover effect.  Similarly, the Company’s Articles provides for indemnification of directors, officers, employees or agents of the Company to the fullest extent permitted by Nevada law pursuant to NRS 78.502 and NRS 78.751, as well as successor provisions.  Such indemnification could enable the Company’s board of directors to take actions that would discourage a third party takeover attempt with impunity; other than a lawsuit by or in the right of the Company, for which indemnification is not available.

Volatility in the Company’s common stock price may subject the Company to securities litigation.

The market for the Company’s common stock is characterized by significant price volatility when compared to seasoned issuers, and the Company expects that its share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. The Company may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The elimination of monetary liability against the Company’s directors, officers and employees under the Company’s Articles of Incorporation and Nevada law, and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

Article XI of the Registrant’s Articles of Incorporation provides that the Company shall indemnify all directors, officers, employees, and agents to the fullest extent permitted by Nevada law as provided within NRS 78.7502 and NRS 78.751 or any other law then in effect or as it may hereafter be amended. Further Article XI provides that the Company shall indemnify each present and future director, officer, employee or agent of the Company who becomes a party or is threatened to be made a party to any suit or proceeding, whether pending, completed or merely threatened, and whether said suit or proceeding is civil, criminal, administrative, investigative, or otherwise, except an action by or in the right of the Company, by reason of the fact that he is or was a director, officer, employee, or agent of the Company, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses, including, but not limited to, attorneys' fees, judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit, proceeding or settlement, provided such person acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup.  These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties even though such actions, if successful, might otherwise benefit the Company and its stockholders.  However, legal actions brought “by or in the right of the Company,” so called shareholder derivative actions, are expressly carved out from the indemnification rights of directors, officers, employees or agents of the Company and such director, officer, employee or agent would not be entitled to indemnification in the event of such a lawsuit.

To the extent that the legal expenses of a director, officer, employee or agent are paid for by the Company pursuant to its indemnification obligations, a potential litigant may be deterred from bringing a lawsuit against a director, officer, employee or agent because it may be costly to the litigant but not to the indemnified party.

Post-Merger Risks Related to the Common Stock Share Exchange Agreement.

After Closing of the Common Stock Share Exchange Agreement, James P. Boyd, D.D.S., will beneficially own 79.0% of the Company’s outstanding common stock, which gives him control over certain major decisions on which the Company’s stockholders may vote, which may discourage an acquisition of the Company.

As a result of the Share Exchange, James P. Boyd, D.D.S. will beneficially own 79.0% of the Company’s outstanding shares. The interests of Dr. Boyd may differ from the interests of other stockholders. As a result, Dr. Boyd will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

•

Electing or defeating the election of directors;

•

Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;

•

Effecting or preventing a merger, sale of assets or other corporate transaction; and

•

Controlling the outcome of any other matter submitted to the stockholders for vote.

The Company’s stock ownership profile may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, the Company expects these new rules and regulations to increase compliance costs in 2011 and beyond and to make certain activities more time consuming and costly. As a public entity, the Company also expects that these new rules and regulations may make it more difficult and expensive for the Company to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for the Company to attract and retain qualified persons to serve as directors or as executive officers.

Because Splint Decisions became public by means of a share exchange, the Company may not be able to attract the attention of major brokerage firms.

There may be risks associated with Splint Decisions becoming public through a share exchange. Specifically, securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of the Company’s common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of the Company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES.

We do not own any property; the principal offices are located at 4093 Oceanside Blvd., Ste. B, Oceanside, CA 92056. The telephone number is (760) 295-7208.

ITEM 3 .  LEGAL PROCEEDINGS.

Therapeutic Solutions International, Inc. is not currently a party to any legal proceedings. The Company’s agent for service of process in Nevada is: EastBiz.Com, Inc., 5348 Vegas Drive, Las Vegas Nevada 89108.

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Markets under the ticker symbol TSOI.  The stock trades are limited and sporadically; there is no established public trading market for our common stock. In 2010 our stock traded at a high of $0.30 and a low of $0.01. As of the date of this report there are approximately 118 shareholders of our common stock.

Quarter	High	Low
December 31, 2010	$0.17	$0.10
September 30, 2010	$0.25	$0.05
June 30, 2010	$0.19	$0.01
March 31, 2010	$0.05	$0.02
December 31, 2009	$0.12	$0.01
September 30, 2009	$0.15	$0.05
June 30, 2009	$0.30	$0.05
March 31, 2009	$0.25	$0.17
December 31, 2008	$0.29	$0.19

Dividends

We did not declare or pay dividends during the Fiscal Year 2010 and do not anticipate declaring or paying dividends in fiscal year 2011.

Securities Authorized for Issuance under Equity Compensation Plans

In March 2009, the Company adopted a 2009 Stock Incentive Plan (“the Plan”). Pursuant to the Plan, the Company may grant stock awards to employees and contractors as compensation for services rendered on behalf of the Company.

The stock award value shall be no less than 85 percent of the fair market value of the common stock on the date of issuance. The maximum number of shares that can be issued pursuant to the Plan are 10,000,000 shares. The Company registered these shares on March 13, 2009.

On various dates in March 2009, the Company issued shares of its common stock pursuant to the Plan to various consultants as compensation for services to be rendered in assisting the Company with its operations and business plan. The stock awards were valued at 85 percent of the fair market value of the stock on the date of the award in accordance with the Company's 2009 Stock Incentive Plan. A total of 1,765,000 shares of the Company's common stock were issued under its 2009 Stock Incentive Plan in the following manner:

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

7) On March 25, 2010, the Company issued a total of 1,000,000 restricted shares at $0.03 for total consideration of $30,000 to two separate consultants in consideration of consulting services provided.

8) On May 13, 2010, the Company issued a total of 10,000,000 restricted shares at $0.01 for total consideration of $100,000 to two separate consultants in consideration of consulting services provided.

The consultant (6) received 250,000 stock warrants with a strike price of $1.00 exercisable for five years. The Company valued these options using the Black-Scholes model and have been accounted for appropriately.

ITEM 6.  SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2010

Revenues	$-

Operating Expenses	$460,721

Earnings (Loss)	$(460,721)

Total Assets	$1

Liabilities	$27,967

Stockholders’ Deficit	$(27,966)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2010.  As of December 31, 2010 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Plan of Operations

Liquidity and Capital Resources. At the end of fiscal year 2010 we had $1 of cash on hand and available we had liabilities of $27,967. We must secure additional funds in order to continue our business. We will be required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees.  We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $20,000 for fiscal year 2011).  Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have not begun operations and we have not generated any revenues.  Since inception we have incurred a loss of $2,104,724.

Professional fees for the year ended December 31, 2010 were $458,572 as compared to $1,364,424 for the year ended December 31, 2009, a decrease of $905,852. This decrease was attributed to the Company’s 2009 international efforts to research, evaluate, draft documents, and meet and confer regarding the Excellent Auto Dealers transaction that was first announced in August 2009. The Company incurred legal fees and expenses related to: (i) the drafting and execution of the memorandum of understanding; (ii) conducting of international due diligence; and (iii) efforts to resolve due diligence issues including obtaining and reviewing audited financials for Excellent Auto Dealers, Inc. Additional 2009 legal fees were incurred as the result of the termination of the memorandum of understanding with Excellent Auto Dealers, Inc.

 Net loss for the year ended December 31, 2010 was $458,221 as compared with $1,537,694 for the year ended December 31, 2009 a decrease of $1,079,473.  The reduction of loss for the year was mainly due to decrease of professional fees and decrease in officer compensation.

Off-Balance Sheet Arrangements. None

Contractual Obligations. None

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

On March 13, 2009 the Company filed its Stock Incentive Plan on Form S-8.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of The Company is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Gerry Berg. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

The Company will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, the Company will enhance and test our year-end financial close process. Additionally, the Company’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate any material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2010 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2010 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

• Representative with Financial Expertise — For the year ending December 31, 2010, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• The Company will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

There has been no information required to be disclosed by the Company in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K which has not been reported.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officer and director and his respective age as of December 31, 2010 are as follows:

Directors:

Name of Director	Age
Gerry Berg	64

Executive Officer:

Name of Officer	Age	Office
Gerry Berg	64	President, CFO, CEO

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Presently, our Board of Directors consists of Mr. Gerry Berg, who is also the sole Executive Officer and President of the Company. Mr. Berg began his service on May 17, 2010. His term as Director and Executive Officer and President are for a term of one year.

Mr. Berg has prior experience serving as an Executive Officer and financial and management consultant to private and public companies. Prior to May 17, 2010, Mr. Berg served as a Consultant from July 2008 to May 2010 including Friendly Auto Dealers, which he served in a consulting capacity from March 2009 to May 2010.  From January 2007 to June 2008 Mr. Berg served as the Chief Financial Officer of Let’s Talk Health, Inc. and as a consultant from January 2006 to December 2006.  Prior to January 2007 Mr. Berg served as a consultant from 2004 to 2007.   He holds a Bachelor’s degree in accounting from Walsh College.

Mr. Berg has not filed a petition under the Federal bankruptcy laws or any state insolvency law. Further no court has ever appointed a receiver, fiscal agent or similar officer for the business or property of Mr. Berg, or for any partnership in which he was a general partner at or within two years before the time of this filing, or any corporation or business association of which he was an executive officer at or within two years before the time of this filing.

Mr. Berg has not been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses).

Mr. Berg has not been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting him from engaging in any kind of business activity or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

At no time has Mr. Berg been involved in any transaction to date involving the Company where the Company was or is a participant and in which Mr. Berg will have a direct in indirect material interest.

Mr. Berg is not an independent director.

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

Audit Committee.  We have not established an Audit Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics. We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics is filed as an Exhibit to this Annual Report, Exhibit 14.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Gerry Berg Director, President	2010	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2010. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2010.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Friendly Auto Dealers to own more than 5% of the outstanding common stock as of December 31, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common Stock	Gemini Consulting	6,000,000 shares	20.90%
Common Stock	Gerry Berg	5,700,000 shares	19.85%
Common Stock	Tad Mailander	5,500,000 shares	19.16%

The percent of class is based on 28,710,000 shares of common stock issued and outstanding as of December 31, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2010, there were no material transactions between the Company and any Officer, Director or related party has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of December 31, 2010 the Company has incurred auditing expenses of approximately $25,000 since inception which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form SB-2, filed on November 21, 2007.

3.2	By-Laws Incorporation are incorporated herein by reference to Form SB-2, filed on November 21, 2007.

14	Code of Ethics

23.1	Consent of Accountant

23.2	Consent of Accountant

31.1	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL , INC.

Date: March 30, 2011	By:	/s/ Gerry Berg
Gerry Berg
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Formerly Friendly Auto Dealers, Inc.)

(A Development Stage Enterprise)

Financial Statements

December 31, 2010 and 2009

CONTENTS

Page(s)
Reports of Independent Registered Accounting Firms	F-2 – F-3

Balance Sheets as of December 31, 2010 and 2009	F-4

Statements of Operations for the years ended December 31, 2010 and 2009 and the period of August 6, 2007 (Inception) to December 31, 2010	F-5

Statement of Changes in Stockholders Equity (Deficit) cumulative from August 6, 2007 (Inception) to December 31, 2010	F-6

Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period of August 6, 2007 (Inception) to December 31, 2010	F-7

Notes to the Condensed Financial Statements	F-8 – F-12

Chang G. Park, CPA, Ph. D.

t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

________________________________________________________________________________________

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Therapeutic Solutions International, Inc.

(Formerly Friendly Auto Dealers, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheet of Therapeutic Solutions International, Inc. (Formerly Friendly Auto Dealers, Inc.) (A Development Stage “Company”) as of December 31, 2010 and the related statement of operation, changes in shareholders’ equity and cash flow for the year then ended and the period from August 6, 2007 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Therapeutic Solutions International, Inc. as of December 31, 2010, and the result of its operation and its cash flow for the year then ended and the period from August 6, 2007 (inception) to December 31, 2010 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park

____________________

CHANG G. PARK, CPA

March 30, 2010

San Diego, CA. 92108

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

/s/ Kyle L. Tingle, CPA, LLC

Kyle L. Tingle, CPA, LLC

April 13, 2010

Las Vegas, Nevada

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Formerly Friendly Auto Dealers, Inc.)

(A Development Stage Enterprise)

Balance Sheets

	December 31,
	2010	2009
ASSETS

Current assets
Cash	$1	$1
Prepaid expenses	-	313,151
Total current assets	1	313,152

Total assets	$1	$313,152

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$5,736	$12,897
Related party payable	22,231	-
Total current liabilities	27,967	12,897

Stockholders' (Deficit) Equity
Shares held in escrow	-	(10,000)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 28,710,000 and 17,710,000 issued and outstanding at December 31, 2010 and 2009	28,710	27,710
Additional paid in capital	2,048,048	1,929,048
Deficit accumulated during the development stage	(2,104,724)	(1,646,503)
Total stockholders' (deficit) equity	(27,966)	300,255

Total liabilities and stockholders' (deficit) equity	$1	$313,152

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Friendly Auto Dealers, Inc.)
(A Development Stage Enterprise)
Statements of Operations

			For the period from August 6, 2007 (inception) to December 31, 2010

	Year ended December 31,
	2010	2009

Revenue	$-	$-	$-

Expenses
Office expenses	-	3,270	15,940
Travel	2,149	-	32,623
Officer compensation	-	170,000	170,000
Professional fees	458,572	1,364,424	1,888,661
Total expenses	460,721	1,537,694	2,107,224

Other income	2,500	-	2,500

Net loss	$(458,221)	$(1,537,694)	$(2,104,724)

Basic and diluted loss per common share	$(0.02)	$(0.10)

Weighted average shares outstanding	24,866,164	15,206,616

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Friendly Auto Dealers, Inc.)
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)
Cumulative from August 6, 2007 (Inception) to December 31, 2010

	Common Stock		Preferred Stock		Additional Paid-in Capital	Shares Held in Escrow	Common Stock Subscribed	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, August 6, 2007 (Inception)	-	$-	-	$-	$-	$-	$65,750	$-	$65,750
Common stock subscriptions	-	-	-	-	-	-	-	-	-
Net loss, period ended December 31, 2007	-	-	-	-	-	-	-	(17,261)	(17,261)
Balance, December 31, 2007	-	-	-	-	-	-	65,750	(17,261)	48,489

Issue common stock subscribed	6,260,000	6,260	-	-	59,490	-	(65,750)	-	-
Common stock issued for cash	465,000	465	-	-	46,035	-	-	-	46,500
Common stock issued for services	100,000	100	-	-	900	-	-	-	1,000
Capital contributed by officer	-	-	-	-	1,180	-	-	-	1,180
Net loss, year ended December 31, 2008	-	-	-	-	-	-	-	(91,548)	(91,548)
Balance, December 31, 2008	6,825,000	6,825	-	-	107,605	-	-	(108,809)	5,621

Common stock issued for services	10,885,000	10,885	-	-	1,779,565	-	-	-	1,790,450
Warrants issued for services	-	-	-	-	34,653		-	-	34,653
Shares held in escrow	10,000,000	10,000	-	-	-	(10,000)	-	-	-
Capital contributed by officer	-	-	-	-	7,225	-	-	-	7,225
Net loss, year ended December 31, 2009	-	-	-	-	-	-	-	(1,537,694)	(1,537,694)
Balance, December 31, 2009	27,710,000	27,710	-	-	1,929,048	(10,000)	-	(1,646,503)	300,255

Cancellation of shares held in escrow	(10,000,000)	(10,000)	-	-	-	10,000	-	-	-
Common stock issued for services	11,000,000	11,000	-	-	119,000	-	-	-	130,000
Net loss, year ended December 31, 2010	-	-	-	-	-	-	-	(458,221)	(458,221)
Balance, December 31, 2010	28,710,000	$28,710	-	$-	$2,048,048	$-	$-	$(2,104,724)	$(27,966)

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Friendly Auto Dealers, Inc.)
(A Development Stage Enterprise)
Statements of Cash Flows
			For the period of August 6, 2007 (inception) to December 31, 2010

	Year ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(458,221)	$(1,537,694)	$(2,104,724)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	130,000	1,787,250	1,925,500
Common stock issued for advertising	-	3,200	3,200
Warrants issued for services	-	34,653	34,653
Changes in operating assets and liabilities
Prepaid expenses	313,151	(300,651)	-
Accounts payable	(7,161)	12,447	5,736
Net cash used in operating activities	(22,231)	(795)	(135,635)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	22,231	425	29,456
Forgiveness of related party loans	-	(7,225)	(7,225)
Capital contributed by officer	-	7,225	8,405
Proceeds from sale of stock	-	-	105,000
Net cash provided by financing activities	22,231	425	135,636

(Decrease) increase in cash	-	(370)	1
Cash at beginning of period	1	371	-
Cash at end of period	$1	$1	$1

Supplemental disclosure of non-cash investing and financing activities:
Stock based compensation	$130,000	$1,825,103	$1,963,353

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Formerly Friendly Auto Dealers, Inc.)

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2010 and 2009

Note 1 – Nature of Business

Therapeutic Solutions International, Inc. (“Company”) was organized August 6, 2007 under the name Friendly Auto Dealers, Inc. under the laws of the State of Nevada for the purpose of providing promotional items with corporate logos to the automotive industry in China. On November 16, 2010, the Company entered into an agreement entitled: “Common Stock Share Exchange Agreement” with Splint Decisions Inc., a California Corporation. By virtue of the closing of this agreement, which is set for not later than March 31, 2010, the Company will acquire by exclusive license a patent and a provisional patent application for a device known as the “Total Splint System.”  The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2010 or 2009.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Formerly Friendly Auto Dealers, Inc.)

(A Development Stage Enterprise)

Notes to Financial Statements

 December 31, 2010 and 2009

Note 2 - Significant Accounting Policies (continued)

Going concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Formerly Friendly Auto Dealers, Inc.)

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2010 and 2009

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

December 31, 2010
Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of option activity under the Plan as of December 31, 2010 and changes during the periods then ended are presented below:

		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants	Shares
December 31, 2009	-	$-	-	$-
Granted	450,000	0.78	2.26	34,653
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
December 31, 2010	450,000	$0.78	2,26	$34,653
Exercisable at
December 31, 2010	450,000	$0.78	2.26	$34,653

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Formerly Friendly Auto Dealers, Inc.)

Notes to Financial Statements

December 31, 2010 and 2009

Note 4 – Related Party Transactions

The Company received a total of $22,231 from a shareholder to fund operations during the year ended December 31, 2010. The loan bears no interest and is due on demand and as such is included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements as a whole and not included herein.

Note 5 – Income Taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2010 and 2009, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns for the Company remain open.

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Changes in the net deferred tax assets consist of the following:

	2010	2009
Net operating loss carry forward	$736,653	$576,276
Valuation allowance	(736,653)	(576,276)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2010	2009	Since Inception
Tax at statutory rate (35%)	$160,377	$538,193	$736,653
Increase in valuation allowance	(160,377)	(538,193)	(736,653)
Net deferred tax asset	$-	$-	$-

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Formerly Friendly Auto Dealers, Inc.)

Notes to Financial Statements

December 31, 2010 and 2009

Note 5 – Income Taxes (continued)

The Company did not pay any income taxes during the years ended December 31, 2010 or 2009.

The net federal operating loss carry forward will expire from 2027 through 2010.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 6–  Subsequent Events

On February 11, 2011 the Company issued 6,000,000 shares at $0.08 per share for a total consideration of $480,000 to the Company's President for services, 9,000,000 shares at $0.08 per share for a total consideration of $720,000 for legal services, and 500,000 shares at $.08 for a total consideration of  $40,000 for services.

On March 18, 2011, the Company announced the effective amendment to its Articles of Incorporation changing the name of the Company to Therapeutic Solutions International, Inc. and increasing the number of authorized shares from 75 million to 705 million shares.