Form 10-Q
period 2011-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2011-05-16
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X .     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File Number:  333-147560

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Exact Name of Issuer as Specified in Its Charter)

Nevada	45-1226465
State of Incorporation	I.R.S. Identification No.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No  X .

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

As of May 10, 2011, the Registrant had 294,733,333 outstanding shares of Common Stock with a par value of $0.001 per share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our product development strategy; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.

     These forward-looking statements may be identified in this report and the information incorporated by reference by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “predict”, “project”, “should” and similar terms and expressions, including references to assumptions and strategies. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.

     The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•

Limited operating history in new business model;

•

Our ability to successfully expand our operations and manage our future growth;

•

Difficulty in managing growth and expansion;

•

Dilutive effects of any potential need to raise additional capital;

•

The deterioration of global economic conditions and the decline of consumer confidence and spending;

•

Material weaknesses reported in our internal control over financial reporting;

•

Our ability to retain or obtain new independent distributors on an ongoing basis;

•

The potential for government or third party actions against us resulting from independent distributor activities that violate applicable laws or regulations;

•

Our ability to protect our intellectual property rights and the value of our product;

•

The potential for product liability claims against us;

•

Our dependence on third party manufacturers to manufacture our product;

•

Our common stock is currently classified as a penny stock;

•

Our stock price may experience future volatility;

•

The illiquidity of our common stock;

•

Substantial sales of shares of our common stock;

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I Financial Information

Item 1.

Financial Statements

Therapeutic Solutions International, Inc.

(Formerly Friendly Auto Dealers, Inc)

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets
Cash	$1,730	$2,366
Inventory	14,199	-

Total assets	$15,928	$2,366

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$6,177	$-
Related party payable	62,448	10,021
Total current liabilities	68,625	10,021

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 700,000,000 shares authorized 294,733,333 and 28,710 issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	294,733	28,710
Additional Paid-in Capital	(329,832)	(28,708)
Deficit accumulated	(17,598)	(7,657)

Total stockholders' deficit	(52,697)	(7,655)

Total liabilities and stockholders' deficit	$15,928	$2,366

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Friendly Auto Dealers, Inc.)
Condensed Consolidated Statement of Operations
For the three Months ended March 31, 2011
(Unaudited)

Revenue	$490
Cost of Goods Sold	74
Gross Profit	417

Expenses
Selling Expenses	3,197
Administrative Expenses	25
Professional fees	7,000
Total expenses	10,222

Other Expenses (Interest)	(135)

Net loss	$(9,940)

Basic and diluted loss per common share	$(0.0003)

Weighted average shares outstanding	39,932,481

See accompanying notes to financial statements.

Therapeutic Solutions International, Inc.
(Formerly Friendly Auto Dealers, Inc.)
Condensed Consolidated Statement of Changes in Shareholders' (Deficit)
For the Period from September 21, 2010 to March 31, 2011
(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated	Total

Balance, September 21, 2010	-	$-	$-	$-	$-

Common Stock issued September 27, 2010	28,710,000	28,710	(28,708)	-	2

Net Loss, December 31, 2010	-	-	-	(7,657)	(7,657)

Balance, December 31, 2010	28,710,000	$28,710	$(28,708)	$(7,657)	$(7,655)

Stock issued for service on February 11, 2011	15,500,000	15,500	1,224,500	-	1,240,000

Recapitalization	250,523,333	250,523	(1,525,624)	-	(1,275,101)

Net loss, March 31, 2011	-	-	-	(9,940)	(9,940)

Balance, March 31, 2011	294,733,333	$294,733	$(329,832)	$(17,598)	$(52,697)

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Friendly Auto Dealers, Inc.)
Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2011
(Unaudited)

Cash flows from operating activities
Net loss	$(9,940)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities
Increase in inventory	(14,199)
Accounts payable	91
Net cash used in operating activities	(24,048)

Net cash used in investing activities	-

Cash flows from financing activities
Proceeds from related party loans	23,412
Proceeds from sale of stock
Net cash provided by financing activities	23,412

Increase (decrease) in cash	(635)
Cash at beginning of period	2,366
Cash at end of period	$1,730

Supplemental disclosure of non-cash investing and financing activities:
Increase in liabilities from merger	$35,101

Supplemental Cash Flow Information:
Cash paid for interest	$44
Cash paid for income taxes	$-

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Formerly Friendly Auto Dealers, Inc)

NOTES TO THE FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2011

(Unaudited)

These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2010 included in our annual report on Form 10-K.

Note 1 — Organization and Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of Therapeutic Solutions International, Inc (the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position as of March 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2011. Interim results are not necessarily indicative of results for a full year or for any future period.

The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in our audited financial statements and notes for the fiscal year ended December 31, 2010 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended December 31, 2010, and included in the Annual report on Form 10-K on file with the SEC.

Nature of Business

Therapeutic Solutions International, Inc. (“Company”) was organized August 6, 2007 under the name Friendly Auto Dealers, Inc. under the laws of the State of Nevada.  On March 18, 2011 the Company changed its name from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc.  On November 16, 2010, the Company entered into an agreement entitled: “Common Stock Share Exchange Agreement” with Splint Decisions Inc., a California Corporation. By virtue of the closing of this agreement on March 31, 2011, the Company acquired by exclusive license a patent and a provisional patent application for a device known as the “Total Splint System.”  The Company has begun operations and realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is not considered a Development Stage Enterprise.

The Merger was accounted for as a “reverse merger,” and Splint Decisions, Inc. (now Therapeutic Solutions International, Inc.) is deemed to be the accounting acquirer.  Splint Decisions Inc. was incorporated in the State of California on September 21, 2010.  The Merger was recorded as a reverse recapitalization and the issuances of common stock were recorded as a reclassification between paid-in-capital and par value of Common Stock.

The Company filed a Current Report on Form 8-K with the SEC on April 7, 2011 in order to provide information with respect to the Merger.

Note 2 – Summary of Significant Accounting Policies

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2011.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market.  The Company records cost of sales using the moving average cost method.  There was no excess or obsolete inventory reserve at March 31, 2011.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Formerly Friendly Auto Dealers, Inc)

NOTES TO THE FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2011

(Unaudited)

Intangible Assets

Intangible assets consist primarily of intellectual properties such as regulatory product approvals and patents.  The Company does not own any intangible assets.  However, the Company has an exclusive license agreement awarded October 22, 2010 for the exclusive worldwide rights title and interest to practice and utilize “The Total Splint System” (The Product). This license allows the Company to manufacture and market the Product.  The Licensor will be compensated in the form of royalty payments from the Corporation, calculated as a percentage of gross sales of the Product.  See also Note 6 – Subsequent Events.

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

Going concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2011, the Company has begun operations and realized revenues from its planned principal business purpose.  For the twelve months subsequent period, the Company anticipates sales revenue will be adequate to provide the minimum operating cash requirements to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Formerly Friendly Auto Dealers, Inc)

NOTES TO THE FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2011

(Unaudited)

Recently Implemented Standards

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance was effective for the Company with the reporting period beginning January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 3 – Equity

Preferred stock

The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock. The Company has not issued any preferred stock.

Common stock

The Company is authorized to issue 700,000,000 shares of $.001 par value common stock.  All shares have equal voting rights, are non-assessable, and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On February 11, 2011 the Company issued 6,000,000 shares at $0.08 per share for a total consideration of $480,000 to the Company's President for services, 9,000,000 shares at $0.08 per share for a total consideration of $720,000 for legal services, and 500,000 shares at $.08 for a total consideration of  $40,000 for services.

On March 31, 2011 the Company executed the closing of the Common Stock Share Exchange Agreement with Splint Decisions Inc. (Splint).  At this time the Company issued 250,523,333 common shares to the shareholders of Splint in a tax free exchange for all of the 1,000 common shares of Splint Decisions Inc.

There were 294,733,333 shares issued and outstanding at March 31, 2011.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Formerly Friendly Auto Dealers, Inc)

NOTES TO THE FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2011

(Unaudited)

A summary of option activity under the Plan as of March 31, 2011 and changes during the periods then ended are presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2010	450,000	$0.78	2.26	$34,653
Exercisable at
March 31, 2011	450,000	$0.78	2.01	$34,653

Note 4 – Related Party Transactions

The exclusive license agreement awarded October 22, 2010 for the exclusive worldwide rights title and interest to practice and utilize “The Total Splint System” and the exclusive worldwide license to all legal title and interest to practice and utilize “The Nociceptive Trigeminal Tension Suppression System” are licensed from Boyd Research, Inc., a related party to the Company.

On February 16, 2011 the Company purchased inventory at a cost of $16,412 from a related party.

The Company has an accounts payable of $24,437 and $1,025 for inventory purchases and other advances at March 31, 2011 and December 31, 2010, respectively.

The Company has a loan and accrued interest payable of $9,087 and $8,996 at March 31, 2011 and December 31, 2010, respectively.

Note 5 – Income Taxes

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a valuation allowance against its deferred tax assets.

Note 6 – Subsequent Events

On April 1, 2011, the Company announced its acquisition of an exclusive worldwide license to all legal title and interest to practice and utilize “The Nociceptive Trigeminal Tension Suppression System” (The Product, or the “NTI-tss”) from Boyd Research, Inc.  This license allows the Company to manufacture and market the Product that is patented in the United States and the European Union.  The Licensor will be compensated in the form of royalty payments from the Corporation, calculated on a basis of thirty percent of gross sales of the Product, and the payment of a licensing fee of three million dollars due and payable on May 1, 2012.  The Agreement also includes an option in favor of Boyd Research to convert any or the entire inception fee into common shares of the Company at a strike price of fifteen cents ($0.15) per share by giving written notice to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 ("statutory safe harbors") shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, including the matters set forth below in Part II, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual report on Form 10-K for the fiscal year ended December 31, 2010 and the risk factors discussed therein.

Therapeutic Solutions International, Inc. (“Company”) was organized August 6, 2007 under the name Friendly Auto Dealers, Inc. under the laws of the State of Nevada.  On March 18, 2011 the Company changed its name from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc.  On November 16, 2010, the Company entered into an agreement entitled: “Common Stock Share Exchange Agreement” with Splint Decisions Inc., a California Corporation. By virtue of the closing of this agreement on March 31, 2011, the Company acquired by exclusive license a patent and a provisional patent application for a device known as the “Total Splint System.”  The Company has begun operations and realized revenues from its planned principal business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is not considered a Development Stage Enterprise.

The Merger was accounted for as a “reverse merger,” and Splint Decisions, Inc. (now Therapeutic Solutions International, Inc.) and is deemed to be the accounting acquirer.  Splint Decisions Inc. was incorporated in the State of California on September 21, 2010.  The Merger was recorded as a reverse recapitalization and the issuances of common stock were recorded as a reclassification between paid-in-capital and par value of Common Stock.

The Company filed a Current Report on Form 8-K with the SEC on April 7, 2011 in order to provide information with respect to the Merger.

Some Background Information on the Company’s Business that May Be Helpful In Reviewing the Financial Information in this Filing.

The Company entered into a material definitive agreement with Splint Decisions Inc. to acquire its business including the Total Splint System. The transaction was structured as a tax-free exchange of common stock, and allowed the Company to thereby acquire the exclusive intellectual property licenses covering patents, trademarks and other related business assets of Splint Decisions Inc. Readers are encouraged to review the Company’s filings with the SEC, including its Form 14C dated February 15, 2011 for a complete discussion as well as presentation of the Company’s transaction with Splint Decisions Inc.

The material definitive agreement with Splint Decisions Inc. closed on March 31, 2011 and aside from acquiring the business of Splint Decisions Inc. as noted above, the Company amended its articles of incorporation and changed its name to Therapeutic Solutions International, Inc. and increased the number of authorized shares from seventy million to seven hundred million shares. As part of the material definitive agreement, the Company issued 250,523,333 common shares to the shareholders of Splint Decisions Inc., and received all of the issued and outstanding shares of Splint Decisions Inc. consisting of one thousand shares.

Since the close of the quarter ending March 31, 2011, the Company embarked on developing its new business strategies utilizing its newly acquired intellectual properties. On April 1, 2011, the Company announced its acquisition of an exclusive worldwide license to all legal title and interest to practice and utilize “The Nociceptive Trigeminal Tension Suppression System” (The Product, or the “NTI”) from Boyd Research, Inc. The Company’s acquisition of the NTI is reported in this filing as a subsequent event. This license allows the Company to manufacture and market the Product that is patented in the United States and the European Union.  The Licensor will be compensated in the form of royalty payments from the Corporation, calculated on a basis of thirty percent of gross sales of the Product, and the payment of a licensing fee of three million dollars due and payable on May 1, 2012.  The Agreement also includes an option in favor of Boyd Research to convert any or the entire inception fee into common shares of the Company at a strike price of fifteen cents ($0.15) per share by giving written notice to the Company.

The Company’s Financial Condition, Changes in Financial Condition and Results of Operations.

Liquidity

Operating Activities

Net cash used in operating activities totaled $24,048 for the three months ended March 31, 2011. The net cash used in operating activities for this quarter reflects cash used in conjunction with the closing of the Common Stock Share Exchange Agreement, the acquisition of an existing inventory of dental splints and a increase in payable owed by the Company.

Investing Activities

Net cash from investing activities totaled $0 for the three months ended March 31, 2011.

Financing Activities

Net cash provided by financing activities totaled $23,412 for three months ended March 31, 2011.

As of March 31, 2011, the Company was unaware of any known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the registrant's liquidity increasing or decreasing in any material way. However, and as noted as a Subsequent Event in the Financial Statements submitted herewith and noted above, on April 1, 2011, the Company acquired an exclusive worldwide license to manufacture, market and sell a device known as “The Nociceptive Trigeminal Tension Suppression System” (The Product, or the “NTI”) from Boyd Research, Inc., a California Corporation. The Product is the subject of a Patent issued by the United States Patent and Trademark Office in the United States and also holds approval from the U.S. Food and Drug Administration for the treatment of medically diagnosed migraine pain. The Product is also protected internationally with similar patent issuances in the European Union, Canada and Australia.

Aside from obtaining the exclusive worldwide license noted above, the Company also acquired inventory of the Product, trade secrets including existing customer lists, and office equipment. By virtue of the acquisition, the Company obligated itself to pay royalties to the licensor calculated on a basis of thirty percent from gross sales of the Product, and a licensing fee of three million dollars due and payable thirteen months from April 1, 2011, that is, on May 1, 2012.

Thus, the April 1, 2011 acquisition by the Company may increase liquidity going forward based upon anticipated sales of the Product beginning in the second quarter of 2011, and at the same time act to decrease liquidity as the result of royalty payments and licensing fees connected to the acquisition for the next thirteen months. The Company cannot estimate and therefore will not comment in this filing regarding its success in the marketing and sales of the Product that it began on April 1, 2011, as there is insufficient time in which to assess how the Product acquisition will impact liquidity going forward as of the date of this filing. The Company will report in future Quarterly filings and Annual filings regarding how liquidity is affected.

Capital Resources

Presently, the Company has no material commitments for capital expenditures as of the end of the three months ending March 31, 2011. The Company historically sought and continues to seek financing from private sources to move its present business plan forward.  In order to satisfy the financial commitments necessary, the Company relies upon private party financing that has inherent risks in terms of availability and adequacy of funding.

As of March 31, 2011, we have $1,730 of cash available.  We have current liabilities of $68,625. It should be noted that after the closing of the Common Stock Share Exchange Agreement with Splint Decisions Inc. on March 31, 2011, Splint Decisions was deemed to be the surviving company for purposes of financial reporting post closing. As of May 5, 2011, the Registrant had 294,733,333 outstanding shares of Common Stock with a par value of $0.001 per share. As of March 31, 2011, the Company has begun operations and realized revenues from its planned principal business purpose. For the twelve months subsequent period, the Company anticipates sales revenue will be adequate to provide the minimum operating cash requirements to continue as a going concern.

The Company may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources.

On March 26, 2010 the Company’s stock was deleted from trading on the Over-the-Counter Bulletin Board (OTCBB) where it has traded since its inception as a public company. The reason for the deletion was the absence of an OTCBB market maker making a market for the Company’s common stock pursuant to FINRA Rule 6540. The Company is presently working with an OTCBB market maker to submit the proper filings to return to OTCBB trading on the Over-the-Counter Bulletin Board. Until then, our common stock is quoted on the OTCQB Market (Pink Sheets) under the ticker symbol TSOI. The stock trades are limited and sporadically; there is no established public trading market for our common stock.

Results of Operations

For the quarter ending March 31, 2011, the Company did not enter into any unusual or infrequent events or transactions that materially affected the amount of reported income in this filing. However, in the Company’s opinion, mention should be made here of the entrance into and closing of the Common Stock Share Exchange Agreement that the Company referred to above with Splint Decisions Inc. on March 31, 2011. This event was deemed not made in the normal course and scope of the Company’s business and so reported on Form 8-K on November 18, 2010; Form 8-K on January 28, 2011; Form 14C on February 15, 2011; Form 8-K on March 18, 2011; and, Form 8-K on April 6, 2011.

It is the Company’s opinion that the entrance into and closing of the transaction with Splint Decisions, Inc., and its April 1, 2011 acquisition of the previously noted NTI Product will have a material favorable impact on net sales, revenues and income from continuing operations going forward into the next reportable quarter. Exactly how much of a material favorable impact is unknown at this time due to the Company’s initial efforts in this regard that was reported as subsequent event in this filing.

Off Balance Sheet Arrangements

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

Tabular disclosure of contractual obligations

Not Applicable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our exposure to market risk during the first quarter of 2011.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2010 Annual Report on Form 10-K.

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

As of March 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2011 and communicated the matters to our management.

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

We are committed to improving our financial organization. As part of this commitment, the Company recently retained a Chief Financial Officer and Controller who are tasked with undertaking a complete review of the adequacy and effectiveness of the Company’s internal controls and procedures over financial reporting with the goal of taking certain actions, including but not limited to: (i) Creating a position to segregate duties consistent with control objectives and increasing our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company; (ii) Appointing one or more outside directors to our board of directors who shall be appointed to a yet to be formed audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and, (iii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel including our newly appointed Chief Financial Officer and Controller will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

Item 4T. Controls and Procedures

As of the end of the period covered by this Quarterly report, the Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by it in reports that its files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 1A. Risk Factors

The Company had no material changes from risk factors as previously disclosed in the Company’s Form 10-K in response to Item 1A. to Part 1 of Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As was previously reported in a Current Report on Form 8-K filed on November 18, 2010, the Registrant entered into a Material Definitive Agreement entitled: Common Stock Share Exchange Agreement effective November 16, 2010 to acquire all of the issued and outstanding stock of Splint Decisions Inc., a California corporation based in Oceanside, California (“SDI”).  The Common Stock Share Exchange Agreement closed on March 31, 2011.

As a result of the closing of the Common Stock Share Exchange Agreement, the Company issued two hundred and fifty million, five hundred and twenty three thousand three hundred and thirty three (250,523,333) restricted common shares in a private transaction to the shareholders of SDI that was offered only to SDI in a single transaction in California.

In agreeing to issue to Splint Decisions Inc. and its shareholders James P. Boyd and Timothy Dixon shares of the Company’s common stock pursuant to the Common Stock Share Exchange Agreement, the Company relied on the following exemptions from the registration requirements of Section 5 of the SEC Act: Section 4.6—the Accredited Investor Exemption—contained in Rule 506 of Regulation D pursuant to the Securities Act that exempts from registration offers and sales of securities to accredited investors when the total offering price is less than $5 million, and where the Registrant did not engage in public advertising or solicitation in connection with the transaction and the shares issued by the Registrant contain re-sale restrictions; and, Section 4.2—the Accredited Investor Exemption—contained in Rule 506 of Regulation D pursuant to of the Securities Act which provides that an issuer may sell an unlimited amount of stock to accredited investors without general solicitation or advertising as long as the issuer answers questions, delivers documents to participating non-accredited investors, provides financial statements consistent with Rule 505 and issues restricted shares.

As a result of the issue, there are now 294,733,333 common shares of Registrant issued and outstanding.

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
3.3

Amendment to Articles of Incorporation to increase the Company’s authorized common stock from 70,000,000 to 700,000,000; and, to change the Company’s name to Therapeutic Solutions International, Inc. incorporated by reference as filed in a Current Report on Form 8-K on March 18, 2011.

10.1	Common Stock Share Exchange Agreement dated November 16, 2010 incorporated by reference as Exhibit E to Form 14-C as filed on February 15, 2011.
10.3

Agreement for the Assignment of an Exclusive License Agreement for Intellectual Property Including Patents and Patents Pending from Splint Decisions Inc. and Boyd Research, Inc. to Friendly Auto Dealers, Inc. dated November 16, 2010 incorporated by reference as Exhibit H to Form 14-C as filed on February 15, 2011.

10-4	Exclusive License Agreement dated April 1, 2011 incorporated by reference as filed in a Current Report on Form 8-K dated April 7, 2011.
31.1	Section 302 Certification of Principal Executive Officer
32.1	Section 906 Certification of Principal Executive Officer
31.1	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: May 13, 2011	/s/ Timothy G. Dixon
Timothy G. Dixon
President (Principal Executive Officer)

Date: May 13, 2011	/s/ Gerry B. Berg
Gerry B. Berg
Chief Financial Officer (Principal Financial Officer)