Form 10-Q
period 2011-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2011-08-11
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of June 30, 2011, the Registrant had 305,458,333 outstanding shares of Common Stock with a par value of $0.001 per share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our product development strategy; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.

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

•

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•

Limited operating history in our new business model;

•

Our ability to successfully expand our operations and manage our future growth;

•

Difficulty in managing our growth and expansion;

•

Dilutive effects of any potential need to raise additional capital;

•

The deterioration of global economic conditions and the decline of consumer confidence and spending;

•

Material weaknesses reported in our internal control over financial reporting;

•

Our ability to retain independent distributors or to hire new independent distributors on an ongoing basis;

•

The potential for government or third party actions against us resulting from independent distributor activities that violate applicable laws or regulations;

•

Our ability to protect our intellectual property rights and the value of our product;

•

The potential for product liability claims against us;

•

Our dependence on third party manufacturers to manufacture our product;

•

The ability to obtain raw material for our product;

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I Financial Information

Item 1.Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$64,584	$2,366
Accounts receivable, net	20,043	-
Inventories	63,305	-
Prepaid expenses and other current assets	1,017,678	-
Total current assets	1,165,610	2,366

Other non-current asset	10,000	-
Property and equipment, net	6,934	-
Licensing agreement, net	2,925,000	-

Total Assets	$4,107,544	$2,366

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,061	$-
Accrued expenses and other current liabilities	61,444	-
Due to related parties	3,092,934	10,021
Total liabilities	3,155,439	10,021

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 700,000,000 shares authorized 305,458,333 and 28,710,000 issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	305,458	28,710
Capital in excess of par	713,443	(28,708)
Deficit accumulated	(66,796)	(7,657)

Total stockholders' deficit	952,105	(7,655)

Total liabilities and stockholders' deficit	$4,107,544	$2,366

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended June 30, 2011	Six Months Ended June 30, 2011

Net domestic sales	$456,618	$457,108
Net international sales	94,323	94,323
	550,941	551,431
Cost of goods sold	17,269	17,343
Gross profit	533,672	534,089

Operating expenses:
Selling	44,169	47,366
General and administrative	31,694	31,719
Salaries, wages, and related costs	254,549	254,549
Royalties	160,231	160,231
Amortization and depreciation	76,893	76,893
Consulting	18,708	18,708
Legal and professional	32,136	39,136
Total operating expenses	618,380	628,602

Loss from operations	(84,708)	(94,513)

Other income (expense):
Net other income	35,652	35,652
Interest expense	(142)	(277)
Total other income (expense)	35,510	35,375
Net loss	$(49,198)	$(59,138)

Basic and diluted loss per common share	$(0.0002)	$(0.0004)

Weighted average shares outstanding	296,549,542	168,949,899

See accompanying notes to financial statements.

Therapeutic Solutions International, Inc.
Statement of Changes in Shareholders' (Deficit)
For the Period from September 21, 2010 to June 30, 2011

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated	Total

Balance, September 21, 2010	-	$-	$-	$-	$-

Common Stock issued September 27, 2010	28,710,000	28,710	(28,708)	-	2

Net Loss, December 31, 2010	-	-	-	(7,657)	(7,657)

Balance, December 31, 2010	28,710,000	$28,710	$(28,708)	$(7,657)	$(7,655)

Stock issued for service on February 11, 2011	15,500,000	15,500	1,224,500	-	1,240,000

Recapitalization	250,523,333	250,523	(1,525,624)	-	(1,275,101)

Net loss, March 31, 2011	-	-	-	(9,940)	(9,940)

Balance, March 31, 2011	294,733,333	$294,733	$(329,832)	$(17,598)	$(52,697)

Stock issued for service on May 17, 2011	525,000	525	41,475	-	42,000

Stock issued for service on June 3, 2011	200,000	200	11,800	-	12,000

Stock issued for service on June 17, 2011	10,000,000	10,000	990,000	-	1,000,000

Net loss, June 30, 2011	-	-	-	(49,198)	(49,198)

Balance, June 30, 2011	305,458,333	$305,458	$713,443	$(66,796)	$952,105

See Accompanying Notes to Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2011
(Unaudited)

Cash flows from operating activities
Net loss	$(59,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses:
Amortization	75,000
Depreciation	1,893
Stock based compensation to officers	42,000
Stock based compensation to consultants	1,012,000
Changes in operating assets and liabilities:
Increase in inventory	(63,305)
Increase in accounts receivable	(20,043)
Increase in prepaid expenses and other current assets	(1,017,678)
Increase in other assets	(10,000)
Increase in accounts payable	1,061
Increase in accrued expenses and other current liabilities	61,444
Net cash provided by operating activities	23,234

Cash flows from investing activities
Acquistion of fixed assets	(8,827)
Net cash used by operating activities	(8,827)

Cash flows from financing activities
Borrowing and other advances	69,562
Repayments	(21,750)
Net cash provided by financing activities	47,812

Increase (decrease) in cash	62,219
Cash at beginning of period	2,366
Cash at end of period	$64,584

Supplemental disclosure of non-cash investing and financing activities:
Increase in liabilities from merger	35,101
Increase in License agreement and due to related party	$3,000,000

Supplemental Cash Flow Information:
Cash paid for interest	$181
Cash paid for income taxes	$-

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2011

(Unaudited)

These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2010 included in our annual report on Form 10-K.

Note 1 – Organization and Presentation Basis

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of the management of Therapeutic Solutions International, Inc. (the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position as of June 30, 2011, and the results of operations and cash flows for the six months ended June 30, 2011. Interim results are not necessarily indicative of results for a full year or for any future period.

The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in our audited financial statements and notes for  the fiscal year ended December 31, 2010 pursuant to the rules and regulation of the SEC.  For further information, refer to the financial statements and notes thereto as of and for the year ended December 31, 2010, and included in the Annual report on Form 10-K on file with the SEC.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2011.  Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at June 30, 2011.

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Amortization is computed using the straight line method over the term of the agreement.

Intangible Assets

Intangible assets consist primarily of intellectual properties such as regulatory product approvals and patents. The Company does not own any intangible assets. However, the Company entered into exclusive license agreements entered into on October 22, 2010 and April 1, 2011 gave the Company respectively (i) the exclusive worldwide right, title and interest to practice and utilize “The Total Splint System” and (ii) the exclusive worldwide right, title and interest to practice and utilize the Chairside “Nociceptive Trigeminal Inhibition Tension Suppression System,” as well as the dental laboratory version of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” excluding the United States, from Boyd Research, Inc., a related party to the Company that is solely owned by James P. Boyd, the majority shareholder of the Company. . The company has capitalized an inception fee to manufacture and sell the “Nociceptive Trigeminal Inhibition Tension Suppression System” in the amount of $3,000,000.   This inception fee is amortized over a ten year period using the straight line method of amortization.  See note 5.

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

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. See also Note 3 – Equity Transactions.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.  See also Note 3 – Equity Transactions.

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

Note 3 – Other Non-current Asset

Other non-current asset is a $10,000 certificate of deposit with an annual interest rate of .6%.  This certificate matures on June 17, 2012, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at June 30, 2011 is summarized below:

Computer Hardware	$3,613
Office Furniture and Equipment	3,639
Shipping and Other Equipment	1,575
Total	8,827
Accumulated Depreciation	(1,893)
Property and Equipment, net	$6,934

Depreciation is calculated using the straight line method over the estimated useful lives of the assets

Note 5 – License Agreements

The Company entered into exclusive license agreement on October 22, 2010, which gave the Company the exclusive worldwide right, title and interest to practice and utilize “The Total Splint System,” from Boyd Research, Inc., a related party to the Company that is solely owned by James P. Boyd, the majority shareholder of the Company.  With regard to the Company’s acquisition by license of the Total Splint System, the Licensor will be compensated in the form of royalty payments from the Company, calculated on the basis of thirty percent of net sales of the licensed product for the first year and ten percent thereafter for the life of the patent. The term of the License is for one year and then year to year thereafter until terminated.

The Company entered into exclusive license agreement on  April 1, 2011 which gave the Company  the exclusive worldwide right, title and interest to practice and utilize the Chairside “Nociceptive Trigeminal Inhibition Tension Suppression System,” as well as the dental laboratory version of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” excluding the United States, from Boyd Research, Inc., a related party to the Company that is solely owned by James P. Boyd, the majority shareholder of the Company.   In regard to the Company’s acquisition by license of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” the Licensor will be compensated in the form of royalty payments from the Company, calculated on a basis of thirty percent of net sales of the licensed Product, and the payment of a licensing fee of three million dollars due May 1, 2012.  Royalty payments remain at thirty percent until the inception fee is paid in full.  Royalty payments are reduced to six percent after the inception fee has been fully paid. The term of the license is for a period of ten (10) years and thereafter for a period year to year. The Agreement also includes an option in favor of Boyd Research to convert any or the entire inception fee into common shares of the Company at a strike price of fifteen cents ($0.15) per share by giving written notice to the Company.  The company has capitalized an inception fee to manufacture and sell the “Nociceptive Trigeminal Inhibition Tension Suppression System” in the amount of $3,000,000.  This inception fee is amortized over a ten-year period using the straight line method of amortization.  The unamortized balance at June 30, 2011 is $2,925,000.

Note 6 – Equity Transactions

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

On February 11, 2011 the Company issued 6,500,000 shares at $0.08 per share for services and 9,000,000 shares at $0.08 per share for legal services.

On March 31, 2011 the Company executed the closing of the Common Stock Share Exchange Agreement with Splint Decisions Inc. (Splint). At this time the Company issued 250,523,333 common shares to the shareholders of Splint in a tax free exchange for all of the 1,000 common shares of Splint Decisions Inc.

On May 17, 2011 the Company issued 525,000 shares at $0.08 per share for services.

On June 3, 2011 the Company issued 200,000 shares at $0.06 per share for consulting services.

On June 17, 2011 the Company issued 10,000,000 shares at $0.10 per share for consulting services

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

June 30, 2011
Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of the option activity under the Plan as of June 30, 2011 and changes during the periods then ended are presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2010	450,000	$0.78	2.26	$34,653
Exercisable at
June 30, 2011	450,000	$0.78	1.76	$34,653

Note 7 – Related Party Transactions

The exclusive license agreement entered into on October 22, 2010,  gave the Company the exclusive worldwide right, title and interest to practice and utilize “The Total Splint System,”  from Boyd Research, Inc., a related party to the Company that is solely owned by James P. Boyd, the majority shareholder of the Company.  With regard to the Company’s acquisition by license of the Total Splint System, the Licensor will be compensated in the form of royalty payments from the Company, calculated on the basis of thirty percent of net sales of the licensed product for the first year and ten percent thereafter for the life of the patent.  The term of the License is for one year and then year to year thereafter until terminated.

The exclusive license agreement entered into on  April 1, 2011 which gave the Company  the exclusive worldwide right, title and interest to practice and utilize the Chairside “Nociceptive Trigeminal Inhibition Tension Suppression System,” as well as the dental laboratory version of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” excluding the United States, from Boyd Research, Inc., a related party to the Company that is solely owned by James P. Boyd, the majority shareholder of the Company.   In regard to the Company’s acquisition by license of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” the Licensor will be compensated in the form of royalty payments from the Company, calculated on a basis of thirty percent of net sales of the licensed Product, and the payment of a licensing fee of three million dollars due May 1, 2012.  Royalty payments remain at thirty percent until the inception fee is paid in full.  Royalty payments are reduced to six percent after the inception fee has been fully paid. The term of the license is for a period of ten (10) years and thereafter for a period year to year. The Agreement also includes an option in favor of Boyd Research to convert any or the entire inception fee into common shares of the Company at a strike price of fifteen cents ($0.15) per share by giving written notice to the Company.  The company has capitalized an inception fee to manufacture and sell the “Nociceptive Trigeminal Inhibition Tension Suppression System” in the amount of $3,000,000.  This inception fee is amortized over a ten-year period using the straight line method of amortization.  The unamortized balance at June 30, 2011 is $2,925,000.

On February 16, 2011 the Company purchased inventory at a cost of $16,412 from a related party.

The Company has account payables to a related party of $29,452 and $1,025 for inventory purchases and other advances at June 30, 2011 and December 31, 2010, respectively.

The Company incurred royalty expense of $160,231 for the three and six months ended June 30, 2011.  The royalty payable at June 30, 2011 was $54,440.

The Company has a loan and accrued interest payable to a related party of $9,041 and $9,087 at June 30, 2011 and December 31, 2010, respectively.

Note 8 – Income Taxes

No provision or benefit for federal or state income taxes has been recorded, as the company has incurred a net loss for all of the periods presented, and the Company has provided a valuation allowance against its deferred tax assets.

Note 9 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim financial statements.  During this period, the Company did not have any material recognizable subsequent events.

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

Background Information Helpful to Understand Our Financial Condition.

Therapeutic Solutions International, Inc. (“Company”) was organized August 6, 2007 under the name Friendly Auto Dealers, Inc. under the laws of the State of Nevada. The Company’s start-up business strategies included developing and brokering the design, manufacturing and sale of promotional and corporate branded products for sale first to the Chinese automobile industry then internationally. The Company took steps from 2008 through 2009 to implement its strategies by hiring a Pacific Rim business consultant and, along with management, traveling to the Peoples Republic of China and meeting with automobile industry representatives in order to establish relationships from which the Company’s business strategies could begin. These efforts proved unsuccessful. The Company also suffered from an inability to raise capital from which it could launch its business strategies. These factors, in combination with the worldwide economic downturn that began in 2009 led the Company to begin to explore other business models and strategies.

On May 17, 2010 the Company entered into a material definitive agreement with TMD Courses, Inc., a California Corporation that held a license to certain patents, trademarks, trade secrets and other intellectual property related to an FDA approved Tension Suppression system for the treatment and prevention of medically diagnosed migraine headaches. The Company filed Form 8-K regarding its entry into this material definitive agreement on May 18, 2010. The material definitive agreement contemplated the completion of certain actions by TMD as preconditions to closing that was set for not later than July 31, 2010. However, the conditions precedent to closing were not met, and the transaction terminated as a result of the expiration of time on July 31, 2010. The Company filed Form 8-K with the Commission notifying it of the termination on August 2, 2010.

Thereafter, the Company continued its efforts in combination with the information it gained as a result of the failed material definitive agreement with TMD Courses, Inc. This led to another material definitive agreement that was entered into on November 16, 2010 between the Company and Splint Decisions Inc., a California corporation. The Company reported this event on Form 8-K on November 18, 2010.

Splint Decisions Inc. owned licenses to a product known as “The Total Splint System” which is marketed and sold to licensed dental practitioners providing them with a multi-diagnostic, multi-therapeutic, one-step mouthpiece system that can dramatically reduce both the cost and time required to treat a plurality of diseases and conditions that heretofore were considered excessively expensive and time-consuming for the general population.

The Total Splint System is comprised of two plastic trays designed as mouthpieces formed from a polycarbonate material that when lined with a warmed thermoplastic filler, is fitted by a licensed dentist over the patients upper or lower teeth until the material cools, thereby providing a custom molded fit to a particular patients own teeth.

At least one mouthpiece (of the two provided) is required to provide therapy. The Total Splint System may be used to treat bruxism. Bruxism is a condition in which a person grinds, or clenches their teeth. Individuals who brux may unconsciously clench or grind their teeth together during the day or at night.

Bruxism may be mild and may not even require treatment. However, it can be frequent and severe enough to lead to jaw disorders, such as pain that travels through the face, jaw or neck, stiff jaw muscles, limited jaw movement or locking of the jaw, painful clicking or popping in the jaw joint(s), headaches, including migraine headaches, damaged teeth and other problems associated with the head, neck and face. As the therapeutic requirements escalate to include migraine headaches and/or sleep apnea, additional elements to the Total Splint System are added.

The Company filed a preliminary proxy statement with the Commission on Form 14C on December 22, 2010, an amended preliminary proxy statement on Form 14C on January 19, 2011, and a definitive proxy statement on Form 14C on February 15, 2011. Information contained in those filings provides a detailed description of the Total Splint System, its constituent applications, and the Company’s plans regarding the Total Splint System.

Effective March 31, 2011, the Company changed its name to Therapeutic Solutions International, Inc.; increased its number of authorized shares of common stock from seventy million to seven hundred million shares; and appointed James P. Boyd and Timothy Dixon members of the board of directors. The Company filed Form 8-K in these regards on April 6, 2011. As of the date of this filing, the Company is developing a protocol for licensed dentists to use in order to begin marketing and sale of the Total Splint System.

As a result of the merger, the Company acquired the exclusive worldwide right, title and interest to practice and utilize “The Total Splint System.” Pursuant to the terms of the license, the Licensor will be compensated in the form of royalty payments from the Company, calculated on the basis of thirty percent of net sales of the Total Splint System and related products for the first year, and ten percent thereafter for the life of the patents.

On April 1, 2011 the Company acquired the exclusive worldwide right, title and interest to practice and utilize (i) the Chairside “Nociceptive Trigeminal Inhibition Tension Suppression System” (also known as the “NTI”); and, (ii) the dental laboratory version of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” excluding the United States, from Boyd Research, Inc., a related party to the Company that is solely owned by James P. Boyd, the majority shareholder of the Company.

The license, as delimited above, includes all knowhow, technical data, or other information of any kind regarding the design, manufacture, operation, use, or sale of the NTI Product or other device for use in any field incorporating or based on United States Patent No. 6,666,212, foreign counterparts of this patent, or of the applications leading to such patents, and any other patents now or hereafter owned or controlled by Boyd Research, Inc. or based on any products currently sold by Boyd Research, Inc., and any modification or improvements thereto made by Boyd Research, Inc. or the Company.  The term of the license is for a period of ten (10) years and thereafter for a period year to year. The Company reported the transaction to the Commission on Form 8-K on April 7, 2011.

Pursuant to the Agreement, the Company will pay all future costs for development, manufacturing, annuities, and all other future fees and costs in connection with patents issued or applications pending at the date of the execution of the Agreement, or any other future costs associated with the Products. Additionally, the Company agreed to pay to Boyd Research, Inc. an inception fee of three million dollars ($3,000,000.00) due and payable thirteen (13) months from the effective date of this Agreement (i.e. May 1, 2012, the “Maturity Date”). The Agreement included an option in favor of Boyd Research to convert any or the entire inception fee into common shares of the Company at a strike price of fifteen cents ($0.15) per share by giving written notice to the Company.

The NTI product acquired by the Company by virtue of the April 1, 2011 transaction is FDA approved for the prophylactic treatment of medically diagnosed migraine pain as well as migraine associated tension-type headaches, by reducing their signs and symptoms through reduction of trigeminally innervated muscular activity. The trigeminal nucleus complex of nerves is a relay nucleus for head and face pain and has three distinct branches: ophthalmic, mandibular and maxillary. In its studies and clinical trials, the Company determined that migraine headaches most likely results from a dysfunction of the trigeminal nerve that is triggered by the clenching of the teeth, usually, but not always, at night. When a migraine sufferer clenches their teeth, their distinct pathology allows for the trigeminal innervation of the surrounding blood vessels and meninges; the reflex connections of the trigeminal system with the cranial parasympathetic outflow; and local and descending pain modulation.

The Chairside NTI is marketed to, sold and fitted only by a licensed dentist. The product is made of polycarbonate plastic and is designed to fit over either the upper or lower front incisor teeth and protects teeth, muscles and joints by significantly suppressing parafunctional muscle contraction.

The NTI treats patients suffering from tension and migraine headaches by reducing the intensity of jaw clenching while the patient sleeps. Specifically, the NTI prevents the posterior and canine teeth from clenching, as the Company’s studies have found that when these particular teeth are clenched, the trigeminally induced muscular activity is exacerbated and the pathology of a migraine exists.

The NTI includes a patented design that the Company refers to as the “discluding element.” This discluding element prevents the posterior and canine teeth from clenching, thereby preventing the triggering pathology leading to a migraine headache from occurring.

By virtue of the Company’s acquisition of the NTI, it also acquired certain trade secrets including customer lists and inventory, and our sales based on this acquisition are reported in this filing.

The Company’s Financial Condition, Changes in Financial Condition and Results of Operations.

Liquidity

Operating Activities

Net cash used in operating activities totaled $23,234 for the six months ended June 30, 2011. The net cash used in operating activities for this quarter reflects cash used in conjunction with the closing of the Common Stock Share Exchange Agreement, the acquisition of an existing inventory of dental splints and a increase in payable owed by the Company.

Investing Activities

Net cash used investing activities totaled $8,827 for the six months ended June 30, 2011.

Financing Activities

Net cash provided by financing activities totaled $47,812 for six months ended June 30, 2011.

As of June 30, 2011, the Company was unaware of any known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the registrant's liquidity increasing or decreasing in any material way. However, and as noted as a Subsequent Event in the Financial Statements submitted herewith and noted above, on April 1, 2011 the Company acquired the exclusive worldwide right, title and interest to practice and utilize (i) the Chairside “Nociceptive Trigeminal Inhibition Tension Suppression System” (also known as the “NTI”); and, (ii) the dental laboratory version of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” excluding the United States, from Boyd Research, Inc., a related party to the Company that is solely owned by James P. Boyd, the majority shareholder of the Company. The Product is the subject of a Patent issued by the United States Patent and Trademark Office in the United States and also holds approval from the U.S. Food and Drug Administration for the treatment of medically diagnosed migraine pain. The Product is also protected internationally with similar patent issuances in the European Union, Canada and Australia.

Aside from obtaining the exclusive worldwide license noted above, the Company also acquired inventory of the Product, trade secrets including existing customer lists, and office equipment. By virtue of the acquisition, the Company obligated itself to pay royalties to the licensor calculated on a basis of thirty percent from net sales of the Product, and a licensing fee of three million dollars due and payable thirteen months from April 1, 2011, that is, on May 1, 2012.

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

Capital Resources

Presently, the Company has no material commitments for capital expenditures as of the end of the six months ending June 30, 2011. The Company historically sought and continues to seek financing from private sources to move its present business plan forward. In order to satisfy the financial commitments necessary, the Company relies upon private party financing that has inherent risks in terms of availability and adequacy of funding.

As of June 30, 2011 we have $64,584 of cash available. We have current liabilities of $3,155,439.  It should be noted that after the closing of the Common Stock Share Exchange Agreement with Splint Decisions Inc. on March 31, 2011, Splint Decisions was deemed to be the surviving company for purposes of financial reporting post closing. As of June 30, 2011, the Registrant had 305,458,333 outstanding shares of Common Stock with a par value of $0.001 per share.  The Company began operations on March 31, 2011 and has since realized revenues from its planned principal business purpose. For the twelve months subsequent period, the Company anticipates sales revenue will be adequate to provide the minimum operating cash requirements to continue as a going concern.

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

Results of Operations

You should read the following discussion of our financial condition and results of operations together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results may differ materially from those anticipated in these forward-looking statements.

For the three months and six month periods ended June 30, 2011

Net sales for the three-month and six months ended June 30, 2011 were $550,941 and $551,431, respectively.   Sales increased during the three months ended June 30, 2011 due to sales mainly from product sales from licensed technology acquired by the Company on April 1, 2011.  See also Note 6.

Operating expenses for the three and six months ended were $618,380 and $628,602, respectively.  Operating expenses generally consist of depreciation, royalty payments, salaries, professional fees, consulting fees, and general and administrative expenses.  Salaries and related costs for the three and six months ended June 30, 2011 were $254,549.   Royalty payments for the three and six months ended June 30, 2011 were $160,231.

The overall increase in operating expenses for the three months ended June 30, 2011 compared to the six months ended June 30, 2011 was primarily due to the Company’s commencement of increased operations.

Our net loss for the three months ended June 30, 2011 was $49,198 as compared to $59,138 for the six-month period ended June 30, 2011.

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

As of June 30, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the misapplication of US GAAP rules, as is more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2011 and communicated the matters to our management.

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

As a result of the issue, there are now 305,458,333 common shares of Registrant issued and outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form SB-2, filed on November 21, 2007.

3.2	By-Laws of Incorporation are incorporated herein by reference to Form SB-2, filed on November 21, 2007.

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

10-4	Exclusive License Agreement dated April 1, 2011 incorporated by reference as filed in a Current Report on Form 8-K dated April 7, 2011.

23.1	Consent of Accountant

31.1	Section 302 Certification of Principal Executive Officer

32.1	Section 906 Certification of Principal Executive Officer

31.1	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: August 10, 2011	/s/ Timothy G. Dixon
Timothy G. Dixon
President (Principal Executive Officer)

Date: August 10, 2011	/s/ Gerry B. Berg
Gerry B. Berg
Chief Financial Officer (Principal Financial Officer)