Form 10-Q/A
period 2011-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2011-09-01
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Therapeutic Solutions International, Inc. for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 11, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

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

10-4	Exclusive License Agreement dated April 1, 2011 incorporated by reference as filed in a Current Report on Form 8-K dated April 7, 2011.

31.1*	Section 302 Certification of Principal Executive Officer

32.1*	Section 906 Certification of Principal Executive Officer

31.1*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Filed with original Form 10-Q on August 11, 2011.

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: September 1, 2011	/s/ Timothy G. Dixon
Timothy G. Dixon
President (Principal Executive Officer)

Date: September 1, 2011	/s/ Gerry B. Berg
Gerry B. Berg
Chief Financial Officer (Principal Financial Officer)