Form 10-Q
period 2011-09-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2011-11-14
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 4, 2011, the Registrant had 305,458,333 outstanding shares of Common Stock with a par value of $0.001 per share.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

PART 1. Financial Information	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4
Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and ten days ended September 30, 2010	5
Condensed Consolidated Statement of Cash Flows (unaudited) for the three and nine months ended September 30, 2011 and ten days ended September 30, 2010	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18

PART 2. Other Information

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. (Removed and Reserved)	20
Item 5. Other Information	20
Item 6. Exhibits	20

Signatures	21

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I Financial Information

Item 1.

Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$103,033	$2,366
Accounts receivable, net	18,760	-
Inventories	58,833	-
Prepaid expenses and other current assets	752,596	-
Total current assets	933,222	2,366

Other non-current asset	10,000	-
Property and equipment, net	25,362	-
Licensing agreement, net	2,850,000	-

Total Assets	$3,818,584	$2,366

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$10,141	$-
Accrued expenses and other current liabilities	30,683	-
Due to related parties	3,073,764	10,021
Total liabilities	3,114,587	10,021

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 700,000,000 shares authorized 305,458,333 and 28,710,000 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	305,458	28,710
Capital in excess of par	843,418	(28,708)
Deficit accumulated	(444,879)	(7,657)

Total stockholders' deficit	703,997	(7,655)

Total liabilities and stockholders' deficit	$3,818,584	$2,366

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30, 2011	Nine Months ended September 30, 2011	Ten Days ended September 30, 2010

Net domestic sales	$419,677	$876,785	$-
Net international sales	142,370	236,693	-
	562,047	1,113,479	-
Cost of goods sold	15,436	32,779	-
Gross profit	546,612	1,080,700	-

Operating expenses:
Selling	55,127	102,494	-
General and administrative	27,809	59,527	1,104
Salaries, wages, and related costs	329,665	584,214	-
Royalties	167,255	327,486	-
Amortization and depreciation	75,766	152,659	-
Consulting	284,890	303,598	-
Legal and professional	6,479	45,615	-
Total operating expenses	946,992	1,575,594	1,104

Loss from operations	(400,380)	(494,893)	(1,104)

Other income (expense):
Net other income	22,318	57,970	-
Interest expense	(22)	(298)	-
Total other income (expense)	22,297	57,672	-
Net loss	$(378,083)	$(437,222)	$(1,104)

Basic and diluted loss per common share	$(0.0012)	$(0.0020)	$(1.1040)

Weighted average shares outstanding	305,458,333	214,952,741	1,000

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2011	Ten Days Ended September 30, 2010
Cash flows from operating activities
Net loss	$(437,222)	$(1,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Amortization	150,000	-
Depreciation	2,659	-
Stock based compensation to officers	42,000	-
Stock based compensation to consultants	1,012,000	-
Compensation expense - employee stock option plan	129,975	-
Changes in operating assets and liabilities:	-	-
Increase in inventory	(58,833)	-
Increase in accounts receivable	(18,760)	-
Increase in prepaid expenses and other current assets	(752,596)	-
Increase in other assets	(10,000)	-
Increase in accounts payable	10,141	1,104
Increase in accrued expenses and other current liabilities	30,683	-
Net cash provided by operating activities	100,047	-

Cash flows from investing activities
Acquisition of fixed assets	(28,021)	-
Acquisition of licensing agreement	(3,000,000)	-
Net cash used by investing activities	(3,028,021)	-

Cash flows from financing activities
Borrowing and other advances	3,060,122	100
Repayments	(26,750)	-
Proceeds from sale of stock	-	2
Net cash provided by financing activities	3,033,372	102

Increase (decrease) in cash	105,398	102
Cash at beginning of period	2,366	-
Cash at end of period	$103,033	$102

Supplemental disclosure of non-cash investing and financing activities:
Increase in liabilities from merger	$35,101	$-
Increase in License agreement and due to related party	3,000,000	-

Supplemental Cash Flow Information:
Cash paid for interest	$298	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2011

(Unaudited)

These unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2010 included in our annual report on Form 10-K.

Note 1 – Organization and Presentation Basis

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of the management of Therapeutic Solutions International, Inc. (the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position as of September 30, 2011, and the results of operations and cash flows for the nine months ended September 30, 2011. Interim results are not necessarily indicative of results for a full year or for any future period.

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

Nature of Business

Therapeutic Solutions International, Inc. (“Company”) was organized August 6, 2007 under the name Friendly Auto Dealers, Inc. under the laws of the State of Nevada. On March 18, 2011 the Company changed its name from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc. On November 16, 2010, the Company entered into an agreement entitled: “Common Stock Share Exchange Agreement” with Splint Decisions Inc., a California Corporation. By virtue of the closing of this agreement on March 31, 2011, the Company acquired by exclusive license patents, patent applications, trademarks or service marks and any applications for same, together with all knowledge, know how, trade secrets, copyrights and all other intellectual property of Splint Decisions, Inc. that it controlled by virtue of an exclusive license between Splint Decisions, Inc. and Boyd Research, Inc. and James P. Boyd, for use with or otherwise relating to the design, manufacture, operation, use, or sale of any Product or other device for use in any field and incorporating or based on United States Patent Application # 61387548 “The Total Splint System” and Letters Patent No. 6,666,212 B2 the “Nociceptive Trigeminal Inhibition Tension Suppression System,” foreign counterparts of these patents, or of the applications leading to such patents, any other patents now or hereafter owned or controlled by Boyd Research, Inc. and James P. Boyd or based on any products currently sold by Boyd Research, Inc. and James P. Boyd, and any modification or improvements thereto made by Boyd Research, Inc. and James P. Boyd or the Company, applications, products and services, and all goodwill associated with all of the foregoing, excepting the dental laboratory version of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” incorporating Letters Patent 6,666,212 B2 in the territory of the United States (discussed below). The Company has begun operations and realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is not considered a Development Stage Enterprise.

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

On April 1, 2011 the Company acquired the exclusive worldwide right, title and interest to practice and utilize (i) the Chairside “Nociceptive Trigeminal Inhibition Tension Suppression System” (also known as the “NTI”); and, (ii) the dental laboratory version of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” excluding the territory of the United States, from Boyd Research, Inc., a related party to the Company that is solely owned by James P. Boyd, the majority shareholder of the Company.

The license, as delimited above, includes all knowhow, technical data, or other information of any kind regarding the design, manufacture, operation, use, or sale of the NTI Product or other device for use in any field incorporating or based on United States Patent No. 6,666,212, foreign counterparts of this patent, or of the applications leading to such patents, and any other patents now or hereafter owned or controlled by Boyd Research, Inc. or based on any products currently sold by Boyd Research, Inc., and any modification or improvements thereto made by Boyd Research, Inc. or the Company.  The term of the license is for a period of ten (10) years and thereafter for a period year to year. The Company reported the transaction to the Commission on Form 8-K on April 7, 2011

Note 2 – Significant Accounting Policies

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2011.  Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at September 30, 2011.

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

Note 3 – Restricted Cash

Other non-current asset is a $10,000 certificate of deposit with an annual interest rate of .6%.  This certificate matures on June 17, 2012, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at September 30, 2011 is summarized below:

Computer Hardware	$3,613
Mold Equipment	4,375
Monitoring Equipment	14,818
Office Furniture and Equipment	3,639
Shipping and Other Equipment	1,575
Total	28,021
Accumulated Depreciation	(2,659)
Property and Equipment, net	$25,362

Depreciation is calculated using the straight line method over the estimated useful lives of the assets.

Note 5 – License Agreements

On November 16, 2010, the Company entered into an agreement entitled: “Common Stock Share Exchange Agreement” with Splint Decisions Inc., a California Corporation. By virtue of the closing of this agreement on March 31, 2011, the Company acquired by exclusive license patents, patent applications, trademarks or service marks and any applications for same, together with all knowledge, know how, trade secrets, copyrights and all other intellectual property of Splint Decisions, Inc. that it controlled by virtue of an exclusive license between Splint Decisions, Inc. and Boyd Research, Inc. and James P. Boyd, for use with or otherwise relating to the design, manufacture, operation, use, or sale of any Product or other device for use in any field and incorporating or based on United States Patent Application # 61387548 “The Total Splint System” and Letters Patent No. 6,666,212 B2 the “Nociceptive Trigeminal Inhibition Tension Suppression System,” foreign counterparts of these patents, or of the applications leading to such patents, any other patents now or hereafter owned or controlled by Boyd Research, Inc. and James P. Boyd or based on any products currently sold by Boyd Research, Inc. and James P. Boyd, and any modification or improvements thereto made by Boyd Research, Inc. and James P. Boyd or the Company, applications, products and services, and all goodwill associated with all of the foregoing, excepting the dental laboratory version of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” incorporating Letters Patent 6,666,212 B2 in the territory of the United States.

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

The Company entered into exclusive license agreement on April 1, 2011 which gave the Company  the exclusive worldwide right, title and interest to practice and utilize the Chairside “Nociceptive Trigeminal Inhibition Tension Suppression System,” as well as the dental laboratory version of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” excluding the territory of the United States, from Boyd Research, Inc., a related party to the Company that is solely owned by James P. Boyd, the majority shareholder of the Company. The license, as delimited above, includes all knowhow, technical data, or other information of any kind regarding the design, manufacture, operation, use, or sale of the NTI Product or other device for use in any field incorporating or based on United States Patent No. 6,666,212, foreign counterparts of this patent, or of the applications leading to such patents, and any other patents now or hereafter owned or controlled by Boyd Research, Inc. or based on any products currently sold by Boyd Research, Inc., and any modification or improvements thereto made by Boyd Research, Inc. or the Company.  The term of the license is for a period of ten (10) years and thereafter for a period year to year.

Additionally, as a result of the Company’s acquisition by license of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” the Licensor will be compensated in the form of royalty payments from the Company, calculated on a basis of thirty percent of net sales of the licensed Product, and the payment of a licensing fee of three million dollars due May 1, 2012.  Royalty payments remain at thirty percent until the inception fee is paid in full.  Royalty payments are reduced to six percent after the inception fee has been fully paid. The term of the license is for a period of ten (10) years and thereafter for a period year to year. The Agreement also includes an option in favor of Boyd Research to convert any or the entire inception fee into common shares of the Company at a strike price of fifteen cents ($0.15) per share by giving written notice to the Company.  The company has capitalized an inception fee to manufacture and sell the “Nociceptive Trigeminal Inhibition Tension Suppression System” in the amount of $3,000,000.  This inception fee is amortized over a ten-year period using the straight line method of amortization.  The unamortized balance at September 30, 2011 is $2,850,000.

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

September 30, 2011
Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of the option activity under the Plan as of September 30, 2011 and changes during the periods then ended are presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2010	450,000	$0.78	2.26	$34,653
Exercisable at September 30, 2011	450,000	$0.78	1.76	$34,653

Stock Based Compensation

On August 31, 2011, the Company issued options to purchase an aggregate of 7,950,000 free trading shares of the Company’s Common Stock with an estimated fair value of $636,000 to its officers and employees.  The options have an exercise price of $.08 per share.  On August 31, 2011, 822,000 shares were vested.   The remaining shares vest over a period of 36 months, 198,000 shares per month (beginning on the first of each month commencing on September 1, 2011); and expire ten years from the date of grant.  As of September 30, 2011, 1,020,000 options have vested and no options were exercised.  Compensation cost, using the graded vesting attribute method in accordance with ASC 718, is recognized over the requisite service period during which each tranche of shares is earned (36 months). The value of each tranche is amortized on a sum of the years digits basis; $129,975 was expensed in the three months ended September 30, 2011.  Amortization for the years ending December 31, 2011 and 2012 will be $260,202, and $259,748, respectively.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 949%; risk-free interest rate of 2.23%; contractual life of ten years; and a closing market price of $.08.  Expected volatility is calculated based on the historic trade day stock market closing price of the preceding 406 week period.

The following table summarized information regarding employee stock options outstanding as of September 30, 2011

	Options Outstanding			Options Exercisable
Exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.08	7,950,000	9.91	$0.08	1,020,000	9.91	$0.08

The following table summarizes information regarding the 2009 Stock Incentive Plan for the nine months ended September 30, 2011:

September 30, 2011
Balance at beginning of year	8,235,000
Shares granted	7,950,000
Cancelled	-
Balance at end of period	285,000

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

The exclusive license agreement entered into on  April 1, 2011 which gave the Company  the exclusive worldwide right, title and interest to practice and utilize the Chairside “Nociceptive Trigeminal Inhibition Tension Suppression System,” as well as the dental laboratory version of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” excluding the United States, from Boyd Research, Inc., a related party to the Company that is solely owned by James P. Boyd, the majority shareholder of the Company.   In regard to the Company’s acquisition by license of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” the Licensor will be compensated in the form of royalty payments from the Company, calculated on a basis of thirty percent of net sales of the licensed Product, and the payment of a licensing fee of three million dollars due May 1, 2012.  Royalty payments remain at thirty percent until the inception fee is paid in full.  Royalty payments are reduced to six percent after the inception fee has been fully paid. The term of the license is for a period of ten (10) years and thereafter for a period year to year. The Agreement also includes an option in favor of Boyd Research to convert any or the entire inception fee into common shares of the Company at a strike price of fifteen cents ($0.15) per share by giving written notice to the Company.  The company has capitalized an inception fee to manufacture and sell the “Nociceptive Trigeminal Inhibition Tension Suppression System” in the amount of $3,000,000.  This inception fee is amortized over a ten-year period using the straight line method of amortization.  The unamortized balance at September 30, 2011 is $2,850,000.

On February 16, 2011 the Company purchased inventory at a cost of $16,412 from a related party.

The Company has accounts payable a related party of $15,813 and $1,025 for inventory purchases and other advances at September 30, 2011 and December 31, 2010, respectively.

The Company incurred royalty expenses of $167,255 and $327,486 for the three and nine months ended September 30, 2011, respectively. The royalty payable at September 30, 2011 was $73,764.

The Company has a loan and accrued interest payable to a related party of $4,041 and $9,087 at September 30, 2011 and December 31, 2010, respectively.

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

As a result of the merger, the Company acquired the exclusive worldwide right, title and interest to practice and utilize “The Total Splint System.” Pursuant to the terms of the license, the Company acquired by exclusive license patents, patent applications, trademarks or service marks and any applications for same, together with all knowledge, know how, trade secrets, copyrights and all other intellectual property of Splint Decisions, Inc. that it controlled by virtue of an exclusive license between Splint Decisions, Inc. and Boyd Research, Inc. and James P. Boyd, for use with or otherwise relating to the design, manufacture, operation, use, or sale of any Product or other device for use in any field and incorporating or based on United States Patent Application # 61387548 “The Total Splint System” and Letters Patent No. 6,666,212 B2 the “Nociceptive Trigeminal Inhibition Tension Suppression System,” foreign counterparts of these patents, or of the applications leading to such patents, any other patents now or hereafter owned or controlled by Boyd Research, Inc. and James P. Boyd or based on any products currently sold by Boyd Research, Inc. and James P. Boyd, and any modification or improvements thereto made by Boyd Research, Inc. and James P. Boyd or the Company, applications, products and services, and all goodwill associated with all of the foregoing, excepting the dental laboratory version of the “Nociceptive Trigeminal Inhibition Tension Suppression System,” incorporating Letters Patent 6,666,212 B2 in the territory of the United States. Further, the Licensor will be compensated in the form of royalty payments from the Company, calculated on the basis of thirty percent of net sales of the Total Splint System and related products for the first year, and ten percent thereafter for the life of the patents.

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

The Company’s Financial Condition, Changes in Financial Condition and Results of Operations.

Liquidity

Operating Activities

Net cash provided by operating activities totaled $100,047 for the nine months ended September 30, 2011.  The amount provided is the sum of non cash expenses totaling $1,336,348, plus an increase in current liabilities of $40,824, less a loss from operations of $437,222 and an increase in current assets of $840,189.

Investing Activities

Cash used for investing for the nine months ended September 30, 2011 included $28,021 used for acquisition of fixed assets, and $3,000,000 used for the purchase of the NTI licensing agreement (see Note 7), for a total of $3,028,021.

Financing Activities

Net cash provided by financing activities total $3,033,372.  This includes a note payable in the amount of $3,000,000 for the purchase of the NTI licensing agreement (see Note 7).

As of September 30, 2011, the Company was unaware of any known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the registrant's liquidity increasing or decreasing in any material way.

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

Capital Resources

Presently, the Company has no material commitments for capital expenditures as of the end of the nine months ending September 30, 2011. The Company historically sought and continues to seek financing from private sources to move its present business plan forward. In order to satisfy the financial commitments necessary, the Company relies upon private party financing that has inherent risks in terms of availability and adequacy of funding.

As of September 30, 2011 we have $103,033 of cash available. We have current liabilities of $3,114,587.  It should be noted that after the closing of the Common Stock Share Exchange Agreement with Splint Decisions Inc. on March 31, 2011, Splint Decisions was deemed to be the surviving company for purposes of financial reporting post closing. As of September 30, 2011, the Registrant had 305,458,333 outstanding shares of Common Stock with a par value of $0.001 per share.  The Company began operations on March 31, 2011 and has since realized revenues from its planned principal business purpose. For the twelve months subsequent period, the Company anticipates sales revenue will be adequate to provide the minimum operating cash requirements to continue as a going concern.

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

For the three months and nine month periods ended September 30, 2011

Net sales for the three-month and nine months ended September 30, 2011 were $562,047 and $1,113,479, respectively. Sales increased during the months ended September 30, 2011 due to sales mainly from product sales from licensed technology acquired by the Company on April 1, 2011.  See also Note 6.

Operating expenses for the three and nine months ended were$946,992 and $1,575,594, respectively.  Operating expenses generally consist of depreciation, royalty payments, salaries, professional fees, consulting fees, and general and administrative expenses.  Salaries for the three and nine months ended September 30, 2011 were$329,665 and $584,214 respectively   Royalty payments for the three and nine months ended September 30, 2011 were$167,255 and $327,486, respectively.

The overall increase in operating expenses for six months ended September 30, 2011 compared to the nine months ended September 30, 2011 was primarily due to the Company’s commencement of increased operations.

Our net income (loss) for the three months ended September 30, 2011 was ($378,083) as compared to $(437,222) for the nine-month period ended September 30, 2011.

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

As of September 30, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as is more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2011 and communicated the matters to our management.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

Section 3.2 of the Company’s 2009 Stock Incentive Plan provides that the Plan Administrators shall have the right to correct any defect in the Plan, supply any omission, or reconcile any inconsistency in the Plan.  On August 15, 2011, the Plan Administrators corrected a typographical error in Section 4 of the Plan to delete the incorrect reference to the total number of shares eligible to be administered in the Plan being “Six Million”, and amended the Plan to correctly state that the total number of shares eligible to be administered under the Plan shall not exceed “Ten Million”, consistent with the Company’s March 13, 2009 Form S-8 Registration Statement.  See Exhibit 4.1 filed herewith.

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

4.1	Amendment to 2009 Stock Incentive Plan
10.1	Common Stock Share Exchange Agreement dated November 16, 2010 incorporated by reference as Exhibit E to Form 14-C as filed on February 15, 2011.
10.3

Agreement for the Assignment of an Exclusive License Agreement for Intellectual Property Including Patents and Patents Pending from Splint Decisions Inc. and Boyd Research, Inc. to Friendly Auto Dealers, Inc. dated November 16, 2010 incorporated by reference as Exhibit H to Form 14-C as filed on February 15, 2011.

10.4	Exclusive License Agreement dated April 1, 2011 incorporated by reference as filed in a Current Report on Form 8-K dated April 7, 2011.
23.1	Consent of Accountant
31.1	Section 302 Certification of Principal Executive Officer
32.1	Section 906 Certification of Principal Executive Officer
31.1	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: November 4, 2011	/s/ Timothy G. Dixon
Timothy G. Dixon
President and Chairman (Principal Executive Officer)

Date: November 4, 2011	/s/ Gerry B. Berg
Gerry B. Berg
Chief Financial Officer (Principal Financial Officer)