Form 10-K
period 2011-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2012-10-31
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  333-147560

Therapeutic Solutions International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-1226465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4093 Oceanside Blvd, Suite B

Oceanside, California 92056

(Address of principal executive offices, including zip code)

(760) 295-7208

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

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

Yes      . No   X  .

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

Yes      . No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,809,450 based on a closing price of $0.07 at June 30, 2011.

As of October 15, 2012, 305,458,333 shares of our common stock, par value of $0.001 per share, were outstanding.

INDEX

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I.

IMPORTANT PREFATORY NOTE

On August 24, 2012, we entered into a Master Dispute Resolution Agreement (the “MDRA”) with James P. Boyd (“Boyd”), Boyd Research, Inc. (“Boyd Research”) and TMD Courses, Inc. (“TMD” and together with Boyd and Boyd Research, the “Boyd Parties”) and Timothy G. Dixon (“Dixon”) and Gerry B. Berg (“Berg”), and on August 24, 2012 we also entered into a License Agreement with Boyd Research and TMD (the “New License Agreement”), an Escrow Agreement with Boyd and with Chicago Title Company as escrow agent (the “Escrow Agreement”), and a Voting Agreement with Boyd (the “Voting Agreement”).  We filed Form 8-K’s with the Commission on August 28, 2012, August 29, 2012 and August 30, 2012 in regard to these matters.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and any statements regarding future potential revenue, gross margins and our prospects for fiscal 2012 and thereafter. These statements may appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•

Limited operating history in our new business model;

•

Limited experience introducing new products;

•

Limited operating history in international markets;

•

Our ability to successfully expand our operations and manage our future growth;

•

Difficulty in managing our growth and expansion;

•

Limited capital resources;

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

•

Our ability to protect intellectual property rights and the value of our products;

•

Potential competition from an authorized seller of identical products;

•

The potential for product liability claims against us;

•

Our dependence on third party manufacturers to manufacture our products;

•

Our common stock is currently classified as a penny stock;

•

Our stock price may experience future volatility;

•

The illiquidity of our common stock; and

•

Substantial sales of shares of our common stock.

Actual results may vary materially from those in such forward-looking statements as a result of various factors, including those identified in "Item 1A. Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements.  References in this Annual Report on Form 10-K to the “Company,” “TSOI,” “we,” “our,” and “us” refer to Therapeutic Solutions International, Inc.

ITEM 1	BUSINESS.

General

Therapeutic Solutions International, Inc. is a Nevada corporation which was incorporated on August 6, 2007 under the name “Friendly Auto Dealers, Inc.”  In the first quarter of 2011, we acquired Splint Decisions Inc. and changed our name from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc. and our ticker symbol from “FYAD” to “TSOI.”  This Annual Report on Form 10-K, and the financial statements included herein, reflect the treatment of Splint Decisions Inc. as the “accounting acquirer” in the transaction.  Our principal executive office is located at 4093 Oceanside Blvd., Suite B, Oceanside, California 92056, our telephone number is (760) 295-7208 and our website is www.therapeuticsolutionsint.com.  The reference to our website does not constitute incorporation by reference of the information contained on our website.

We file our quarterly and annual reports with the Securities and Exchange Commission (“SEC”), which the public may view and copy at the SEC’s Public Reference Room at 100 F Street, N.E. Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1–800–SEC–0330.  The SEC also maintains an Internet site, the address of which is www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers which file electronically with the SEC.  The periodic and current reports that we file with the SEC can also be obtained from us free of charge by directing a request to Therapeutic Solutions International, Inc., 4093 Oceanside Blvd, Suite B, Oceanside, California 92056, Attn:  Corporate Secretary.

Business until December 31, 2012

We develop, produce, and market cost-effective technologies and therapeutic modalities for the treatment and prevention of common neurological and temporomandibular disorders.

On April 1, 2011, we entered into an Exclusive License Agreement (as amended on November 1, 2011, the “2011 Agreement”) with Boyd Research and our predecessor, Splint Decisions Inc., and Boyd Research and TMD Courses, Inc. (“TMD” and together with Boyd and Boyd Research, the “Boyd Parties”), were party to an Exclusive License Agreement dated October 22, 2010, as amended on July 8, 2011 (together with the 2011 Agreement, the “Exclusive Agreements”).  The Exclusive Agreements provided us with, among other things, an exclusive worldwide license for all legal right, title and interest to certain technology including patents, patent applications, know-how and inventions concerning  Anterior Midpoint Stop Appliances  (“AMPSA Products”), including all know-how, technical data, or other information of any kind regarding the design, manufacture, operation, use, or sale of the AMPSA Products for use in any field incorporating or based on United States Patent No. 6,666,212, foreign counterparts of this patent, or of the applications leading to such patents, and any other patents owned or controlled by Boyd Research or based on any products sold by Boyd Research, and any modification or improvements thereto made by us or Boyd Research.  The only exception to such worldwide exclusivity is that Keller Laboratories, Inc. has the exclusive right to manufacture and distribute laboratory fabricated semi-custom versions of the AMPSA Products in the United States.  Since entering into the Exclusive Agreements, essentially our entire active business has consisted of the manufacture and sale of AMPSA Products to licensed dentists as authorized by the Exclusive Agreements.

The AMPSA Products are FDA cleared for the prophylactic treatment of medically diagnosed migraine pain as well as migraine associated tension-type headaches, by reducing their signs and symptoms through reduction of trigeminally innervated muscular activity.  The trigeminal nucleus complex of nerves is a relay nucleus for head and face pain and has three distinct branches: ophthalmic, mandibular and maxillary.  From studies and clinical trials, we have determined that many migraine headaches most likely result from a dysfunction of the trigeminal nerve that is triggered by the clenching of the teeth, usually, but not always, at night. When such migraine sufferers clench their teeth, their distinct pathology allows for the trigeminal innervation of the surrounding blood vessels and meninges, the reflex connections of the trigeminal system with the cranial parasympathetic outflow, and local and descending pain modulation.

AMPSA Products are either fitted chairside by licensed dentists or produced and sold on a semi-custom basis by dental laboratories. AMPSA Products are made of polycarbonate plastic and are designed to fit over either the upper or lower front incisor teeth and protect teeth, muscles and joints by significantly suppressing parafunctional muscle contraction.

AMPSA Products treat patients suffering from tension and migraine headaches by reducing the intensity of jaw clenching while the patient sleeps.  Specifically, AMPSA Products’ patented design prevents the posterior and canine teeth from clenching, as studies have found that when these particular teeth are clenched, the trigeminally induced muscular activity is exacerbated and the pathology of a migraine exists.

AMPSA Products include a patented design that we refer to as the “discluding element.” This discluding element prevents the posterior and canine teeth from clenching, thereby preventing the triggering pathology leading to many migraine headaches from occurring.

We are currently making and selling AMPSA Products directly to licensed dentists in the United States for chairside fitting.  We currently have distributors in Canada, the United Kingdom, Ireland, France, Germany, Switzerland, Austria, the Netherlands, Poland, Russia, Israel, Morocco, Turkey, South Africa, China, Singapore, Japan, Australia, New Zealand, and Hong Kong for chairside-fitting AMPSA Products.

Our Business Going Forward

On August 24, 2012 we entered into the New License Agreement with Boyd Research and TMD.

The New License Agreement terminated the Exclusive Agreements.  However, the New License Agreement grants us new licenses under the applicable patent rights and related technology of the Boyd Parties to manufacture and sell our existing AMPSA Products (but not any such products other than our currently existing ones) and laboratory-manufactured semi-custom AMPSA Products.

The New License Agreement essentially carries forward the Exclusive Agreements’ terms as to the United States market, except that under the New License Agreement our rights to sell AMPSA Products to the United States market will expire at the end of 2012.  Specifically, for chairside AMPSA Product in the United States market, the New License Agreement grants us an exclusive license, carrying a 30% royalty on net sales; but such license expires on December 31, 2012.

For sales of the existing AMPSA Products to non-US markets, the New License Agreement grants us an exclusive license, which converts to a non-exclusive license on January 1, 2013.  Under the New License Agreement, we must pay a 30% royalty on 2012 net sales of the existing AMPSA Products to most non-US markets, but, under the New License Agreement, after 2012 our net sales to non-US markets will be royalty-free.

We had been paying a 30% royalty on all net sales of the existing AMPSA Products (to both the US and non-US markets) under the Exclusive Agreements.

We expect that the Boyd Parties will manufacture and, beginning on January 1, 2013, sell to the US market the AMPSA Products which we had previously sold to the US market (and which, beginning on that date, we will no longer be allowed to sell to the US market) and maybe new AMPSA Products as well.  We also expect that the Boyd Parties may compete with us in the manufacture and sale to some or all non-US countries, from and after January 1, 2013, of the AMPSA Products which we had previously sold to the US and non-US markets, and the Boyd Parties could sell new AMPSA Products there as well.

In the transition from the Exclusive Agreements to the New License Agreement, we are giving up our license rights to the “Total Splint System” intraoral devices (which we have not successfully commercialized) and to all potential chairside AMPSA Products which could have been commercialized using our Exclusive Agreements rights but which we are not currently selling.

Sales of chairside AMPSA Products to the US market have constituted over 80% of our AMPSA  business to date.  Our challenge will be to counter the loss of our chairside AMPSA Products sales to the US market and the loss of the ability to introduce new products based on Boyd Party technology, by increasing sales of our existing AMPSA Products to non-US markets, making sales of laboratory-produced AMPSA Products to non-US markets and/or by successfully introducing into the US and non-US markets new products which do not require licenses from the Boyd Parties.  On the other hand, our business in 2013 and thereafter will be free of Boyd Parties royalty obligations and will not be subject to any Boyd Parties inception fee.

The MDRA and New License Agreement contain various provisions pertaining to the transition of US market sales of the existing AMPSA Products from us to a Boyd Party on January 1, 2013, joint access to AMPSA Products production molds, website and toll-free telephone number transition, regulatory matters, etc.  We will provide a limited supply of the existing AMPSA Products to the Boyd Parties so they can begin selling and shipping without interruption effective January 1, 2013.

Employees

As of October 1, 2012, we had seven full-time employees, all non-union.  We believe that our relations with our employees are good.

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

Because our auditors have issued a going concern opinion, there is a risk that we will become unable to continue activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.  Our net loss for 2011 was approximately $1.0 million.

If we are able to complete financing through the sale of additional shares of our common stock in the future, then stockholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing stockholders. Alternatively, we may have to borrow  and assume debt obligations that require us to make  interest and capital payments.

Because there is currently a limited public trading market for our common stock, you may not be able to resell your stock.

Our stock is now traded only via the Pink Sheets®, which results in a very illiquid and limited market for our common stock.  There is no assurance we will be able to obtain or retain any  listing on any other market or exchange.

We have identified material weaknesses in our internal control over financial reporting.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business.

We evaluated our existing controls as of December 31, 2011.  Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting.  A “material weakness” is a control deficiency, or combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Readers are directed to review that portion of this Form 10-K entitled Item 9A Controls and Procedures for a detailed disclosure.

Under Section 404 and the SEC’s rules, a company cannot find that its internal control over financial reporting is effective if any “material weaknesses” exist in its controls over financial reporting.

Our business will change materially on January 1, 2013 when we lose the right to sell AMPSA Products to the United States market.

Sales of chairside AMPSA Products in the U.S. market have accounted for over 80% of our business to date.  As a result, when we lose the right to sell AMPSA Products to the United States market on January 1, 2013, it will be important that we increase sales of our existing AMPSA Products to non-US markets, develop sublicensees for laboratory-produced AMPSA Products to non-US markets and/or successfully introduce into the US and non-US markets new products.

If we fail to create these sales and/or introduce new products successfully, it will likely harm our operating results.  We do not have significant experience selling AMPSA Products to non-US markets, developing sublicensees for laboratory-produced AMPSA Products to non-US markets and/or successfully introducing into the US and non-US markets new products, and no assurances can be given that we will be successful doing so.

Beginning on January 1, 2013, we will be subject to competition from Boyd Research, and any of its distributors and licensees, in the AMPSA Products business in foreign markets.

Beginning on January 1, 2013, we will be subject to competition from Boyd Research, and any of its distributors and licensees, in the AMPSA Products business in foreign markets.  These competitors may have greater financial and other resources, and more effective marketing organizations than we do.  If we are unable to compete successfully, we may not be able to sell enough products at a price sufficient to permit us to generate profits.

If our patent license from Boyd Research were to be terminated, our AMPSA products business would be materially adversely affected.

Since April 1, 2011, essentially our entire active business has consisted of the manufacture and sale of AMPSA Products.  The termination of the New License Agreement, pursuant to which we are permitted to manufacture and sell AMPSA Products, would have a material adverse effect upon our revenues and cash flow.

If we do not engage and retain additional foreign distributors, our foreign sales of chairside AMPSA Products will not grow sufficiently.

For foreign markets, we distribute our products primarily through distributors.  As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products.  Our future growth depends on our ability to engage distributors for foreign sales of our chairside AMPSA products and the efforts of these distributors.  If we are not successful in engaging such additional distributors, or those that we do engage are not successful in selling our products, our financial position and results of operations will be adversely affected.

If we do not establish foreign sublicensees for laboratory-produced AMPSA Products, we will not be able to grow that portion of our business sufficiently.

Pursuant to the New License Agreement, we have the right to manufacture and distribute the laboratory fabricated semi-custom versions of the chairside AMPSA Products outside the US market.  However, we do not have the expertise, capabilities or resources necessary to do so.  As a result, we must establish foreign sublicensees for these products in order to grow this portion of our business.  We do not have a track record in doing so, and no assurances can be made that we will be successful.

We rely on a sole-source contract manufacturer for our AMPSA Products.

We only use one contract manufacturer for the manufacture of AMPSA Products.  If our relationship with this contract manufacturer were to terminate, we may not be able to replace them quickly, and our financial position and results of operations would likely be adversely affected.

Beginning January 1, 2014, we will no longer be able to use the in-licensed “NTI” trademark for AMPSA Products, and will have to rely on our own new trademarks.

We have always sold our AMPSA Products in conjunction with the in-licensed “NTI” trademark.  Beginning January 1, 2014, we will no longer be able to use the in-licensed “NTI” trademark for our AMPSA Products.  We believe that this trademark is valuable, and selling AMPSA Products without it may lead to reduced sales and/or additional price pressure.

Our international activities are subject to the risks of doing business abroad, which could affect our ability to sell our products in international markets, obtain products from foreign suppliers or control the cost of our products.

Beginning January 1, 2013, all sales of our AMPSA Products will be done internationally, and subject to the risks of doing business abroad.  These risks include:

•

fluctuations in currency exchange rates;

•

political instability;

•

limitations on conversion of foreign currencies into U.S. Dollars;

•

restrictions on transfers of funds to or from foreign countries;

•

export and import duties, tariffs, regulations, quotas and other restrictions on free trade; and

•

investment regulation and other restrictions by foreign governments.

If these risks limit or prevent us from selling products in any significant international market or significantly increase the cost of doing business internationally, our financial position and cash flow could suffer.

We may not be able to identify, procure and introduce new (non- AMPSA) products in the US and foreign markets.

Beginning January 1, 2013, we lose exclusive rights with respect to current AMPSA Products and only retain non-exclusive rights (and only in the non-U.S. market) with respect to current AMPSA Products.  As a result, we will face increased competition for sales of current AMPSA Products and will not have rights to new products related to patents held by the Boyd Parties.  As a result, we must introduce successful new products, independently and/or in conjunction with third parties.  We do not have a history of developing and introducing new products.  If new products fail to gain acceptance, we likely will fail to generate sufficient revenue or operating margin, and our business will be adversely affected.

Our success significantly depends on key personnel and our ability to attract and retain additional personnel.

Our future success is dependent on the efforts, performance and abilities of our key management.  The loss of the services of our executive officers, particularly Timothy G. Dixon or Gerry Berg, would deprive us of the strategic direction and daily operational efforts they provide and would likely have a significant adverse impact on our business.

Our personnel and physical infrastructure may not be adequate to manage any growth that might occur in our business, especially if we introduce new (non- AMPSA) products.

We must rapidly and significantly expand our operations, including increasing our product offerings and scaling our infrastructure to support international sales.  This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

Risks Related to Our Common Stock.

If we do not become entitled to, and actually receive, delivery from the escrow agent of James Boyd’s 223,991,933 to-be-repurchased common shares, the expected conditions regarding our ownership structure would radically change.

Boyd has placed the 223,991,933 shares of Company common stock in escrow pursuant to the Escrow Agreement, to be released to us for cancellation when we finish making timely estimated minimum royalties and other payments, all totaling $351,000, into the escrow for the benefit of Boyd, which we expect to finish doing no later than January 2013.

As a result, all of our other stockholders’ beneficial ownership percentage of common stock will increase substantially because our outstanding common shares will be reduced when such escrowed shares are released to us for cancellation.

If these shares are not released to us for cancellation, the expected conditions regarding our ownership structure would radically change.

Our stock price will likely be volatile.

The market price of our common stock will likely be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•

Additions or departures of key personnel;

•

Limited “public float” – most of our shares are in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•

Sales of the common stock;

•

Our ability to execute our business plan;

•

Operating results that fall below expectations;

•

Loss of any strategic relationship;

•

Industry developments;

•

Economic and other external factors; and

•

Period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

There is currently no liquid trading market for our common stock.  We cannot predict how liquid the market for our common stock might become.  Our common stock is no longer quoted on the OTCQB Market (also known as the “OTC Markets”); it now trades on the Pink Sheets under the symbol TSOI. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy the listing standards of, a national securities exchange such as NASDAQ, or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock not be able to regain listing on and remain on the OTCQB Market or be suspended from the OTCQB Market, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock may be deemed a “penny stock”, which would make it more difficult for investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under the Exchange Act.  The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders have the right to sell substantial amounts of common stock in the public market, e.g. upon the expiration of any statutory holding period under Rule 144, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-related securities in the future, at a time and price that we deem reasonable or appropriate, more difficult.

Provisions of our Articles of Incorporation and Nevada law could deter a change of control, which could discourage or delay offers to acquire the Company.

We are subject to the Nevada anti-takeover laws regulating corporate takeovers.  These anti-takeover laws prevent Nevada corporations from engaging in a merger, consolidation, sales of its stock or assets, and certain other transactions with any stockholder, including all affiliates and associates of the stockholder, who owns 10% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 10% or more of the corporation’s voting stock except in certain situations.  In addition, our Articles of Incorporation and Bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include the following:

•

the authority of our Board of Directors to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of these shares, without stockholder approval;

•

special meetings of the stockholders may be called only by the Board of Directors or the President of the Company; and

•

cumulative voting is not allowed in the election of our directors.

These provisions of Nevada law and our Articles of Incorporation and Bylaws could prohibit or delay mergers or other takeover or change of control of the Company and may discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our stockholders.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against companies following periods of volatility in the market price of their securities.  We may, in the future, be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The elimination of monetary liability against the Company’s directors and officers  under the Company’s Articles of Incorporation and Nevada law, and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

Article 6 of our Articles of Incorporation exculpates our directors and officers from certain monetary liabilities.  Article 7 of our Articles of Incorporation provides that we shall indemnify all directors (and all persons serving at our request as a director or officer of another corporation) to the fullest extent permitted by Nevada law.

Further pursuant to Article 7, the expenses of the indemnified person incurred in defending a civil suit or proceeding must be paid by us as incurred and in advance of the final disposition of the action, suit, or proceeding under receipt of an undertaking by or on behalf of the indemnified person to repay the amount if it is ultimately determined by a court of competent jurisdiction that he or she is not entitled to be indemnified by us.

The foregoing indemnification obligations could result in us incurring substantial expenditures, which we may be unable to recoup.  These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties even though such actions, if successful, might otherwise benefit us and our stockholders.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and related rules implemented by the SEC have required changes in corporate governance practices of public companies.  As a public entity, these rules and regulations increase compliance costs and make certain activities more time consuming and costly.  As a public entity, these rules and regulations also make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve as directors or as executive officers.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES.

We do not own any real-estate property.  Our principal offices are located at 4093 Oceanside Blvd., Suite B, Oceanside, CA 92056.  The telephone number is (760) 295-7208.

ITEM 3	LEGAL PROCEEDINGS.

As previously noted, the Exclusive Agreements provided for a $3,000,000 inception fee to be paid by us to Boyd Research.  We did not pay the inception fee and did not have the funds to do so.  The Boyd Parties threatened to sue us for payment of the inception fee and/or seek to terminate the Exclusive Agreements and seek an injunction against us to prevent further sales of products licensed by Boyd Research, all on the ground that the inception fee had not been paid.  We resolved this dispute (and other matters) by entering into the MDRA, the New License Agreement, the Escrow Agreement and the Voting Agreement on August 24, 2012.

ITEM 4	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is traded on the Pink Sheets under the ticker symbol TSOI.  There is currently no established public trading market for our common stock.  The stock trades are limited and sporadic.  As of the date of this report there are approximately 137 stockholders of record of our common stock.

The following table sets forth the quarterly high and low sales prices for our common stock from January 1, 2010 through December 31, 2011.

Quarter Ended	High	Low
December 31, 2011	$0.10	$0.07
September 30, 2011	$0.12	$0.07
June 30, 2011	$0.19	$0.05
March 31, 2011	$0.17	$0.05
December 31, 2010	$0.17	$0.10
September 30, 2010	$0.50	$0.05
June 30, 2010	$0.19	$0.01
March 31, 2010	$0.05	$0.02

Dividends

We did not declare or pay dividends during fiscal years 2011 and 2010 and do not anticipate declaring or paying dividends in fiscal year 2012 or the foreseeable future.

Sales of Unregistered Securities

In the first quarter of 2011 we issued 250,523,333 shares of our common stock to James P. Boyd and Timothy G. Dixon, the shareholders of Splint Decisions Inc., to acquire all of the capital stock of Splint Decisions Inc.

On May 17, 2011 we issued 525,000 shares of our common stock to Gerry Berg and Timothy G. Dixon to replace shares which they had transferred to third parties at the request of James P. Boyd in the first quarter of 2011.

On June 3, 2011 we issued 200,000 shares of our common stock, valued at $0.06 per share, to a broker-dealer for consulting services.

On June 17, 2011 we issued 10,000,000 shares of our common stock, valued at $0.10 per share, to an equity markets consulting firm for consulting services.

Repurchases of Securities

We made no repurchases of our securities during the year ended December 31, 2011.

ITEM 6	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company.  The following discussion contains forward-looking statements that involve risks and uncertainties.  See “Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.  This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

General / 2012 Change in Key Business Rights and Obligations/ Trends and Uncertainties.

We were organized on August 6, 2007 under the name Friendly Auto Dealers, Inc.  Our initial business strategies included developing and brokering the design, manufacturing and sale of promotional and corporate branded products for sale first to the Chinese automobile industry then internationally.  We took steps from 2008 through 2009 to implement our strategies by hiring a Pacific Rim business consultant and, along with management, traveling to the People’s Republic of China and meeting with automobile industry representatives in order to establish relationships from which our business strategies could begin.  These efforts proved unsuccessful.  We also suffered from an inability to raise capital from which we could launch our business strategies.  These factors, in combination with the worldwide economic downturn that began in 2009, led us to begin to explore other business models and strategies.

On April 1, 2011, under one of the Exclusive Agreements, we acquired an exclusive worldwide license to make and sell (i) chairside AMPSA Products; and, (ii) the dental laboratory semi-custom version of AMPSA Products outside of the United States, and since then, our business has consisted primarily of the manufacture and sale of AMPSA Products.

On August 24, 2012, we entered into a Master Dispute Resolution Agreement (the “MDRA”) with James P. Boyd (“Boyd”), Boyd Research, Inc. (“Boyd Research”) and TMD Courses, Inc. (“TMD” and together with Boyd and Boyd Research, the “Boyd Parties”) and Timothy G. Dixon (“Dixon”) and Gerry B. Berg, and on August 24, 2012 we also entered into a License Agreement with Boyd Research and TMD (the “New License Agreement”), an Escrow Agreement with Boyd and with Chicago Title Company as escrow agent (the “Escrow Agreement”), and a Voting Agreement with Boyd (the “Voting Agreement”).

Under the MDRA, Boyd agreed to surrender 223,991,933 shares of our common stock and resigned as a director of the Company.  The MDRA also provided that Boyd’s employment with us shall continue throughout 2012, with his salary rate reduced to $100,000 per annum as of the date of the MDRA.  Also, the Boyd Parties agreed never to directly and/or indirectly sell into the public market, in any rolling 90-day period, more than 1% of our then-outstanding common stock; and they agreed to a 10-year standstill prohibiting them from further acquisitions of our stock and from seeking or assisting to acquire or gain control of us.  Further, the Boyd Parties agreed not to, except in conjunction with other stockholders (unaffiliated with them) holding at least 1,000,000 shares of our common stock, exercise any stockholder rights other than the right to vote.

Before the New License Agreement, we and certain Boyd Parties were party to the Exclusive Agreements, which granted us an exclusive worldwide license to certain Boyd Parties patent rights and related technology (but no license for the US dental-laboratory field).

The Exclusive Agreements provided for a $3,000,000 inception fee to be paid by us to Boyd Research.  We did not pay the inception fee and did not have the funds to do so.  The Boyd Parties threatened to sue us for payment of the inception fee and/or seek to terminate the Exclusive Agreements and seek an injunction against us to prevent further sales of products licensed by Boyd Research, all on the ground that the inception fee had not been paid.  We believed that we had valid defenses but determined that it was in our best interest to, instead of putting our defenses to the test, enter into the MDRA and the New License Agreement.

The New License Agreement terminated the Exclusive Agreements.  However, the New Licensee Agreement grants us new licenses under the applicable patent rights and related technology of the Boyd Parties to manufacture and sell our existing chairside AMPSA Products (but not any such products other than our currently existing ones) and laboratory-manufactured semi-custom AMPSA Products.

The New License Agreement essentially carries forward the Exclusive Agreements’ terms as to sales to the US market, except that under the New License Agreement our rights to sell AMPSA Products to the US market will expire at the end of 2012.  Specifically, for AMPSA Products sales to the US market, the New License Agreement grants us an exclusive license (but no license for the US dental-laboratory field), carrying a 30% royalty on net sales; but such license expires on December 31, 2012.

For sales of the existing AMPSA Products to non-US markets, the New License Agreement grants us an exclusive license, which converts to a non-exclusive license on January 1, 2013.  Under the New License Agreement, we must pay a 30% royalty on 2012 net sales of the existing AMPSA Products to most non-US markets, but, under the New License Agreement, after 2012 our net sales to non-US markets will be royalty-free.

We had been paying a 30% royalty on all net sales of the existing AMPSA Products (to both the US and non-US markets) under the Exclusive Agreements.

We expect that the Boyd Parties will manufacture and, beginning on January 1, 2013, sell to the US market the AMPSA Products which we had previously sold to the US market (and which, beginning on that date, we will no longer be allowed to sell to the US market) and maybe new AMPSA Products as well.  We also expect that the Boyd Parties may compete with us in the manufacture and sale to some or all non-US countries, from and after January 1, 2013, of the AMPSA Products which we had previously sold to the US and non-US markets, and the Boyd Parties could sell new AMPSA Products there as well.

In the transition from the Exclusive Agreements to the New License Agreement, we are giving up our license rights to the “Total Splint System” intraoral devices (which we have not successfully commercialized) and to all potential AMPSA Products which could have been commercialized using our Exclusive Agreements rights but which we are not currently selling.

Sales of chairside AMPSA Products to the US market have constituted over 80% of our business to date.  Our challenge will be to counter the loss of our AMPSA Products sales to the US market and the loss of the ability to introduce new products based on Boyd Party technology, by increasing sales of our existing AMPSA Products to non-US markets and/or by successfully introducing into the US and non-US markets new products which do not require licenses from the Boyd Parties.  On the other hand, our business in 2013 and thereafter will be free of Boyd Parties royalty obligations and will not be subject to any Boyd Parties inception fee.

The MDRA and New License Agreement contain various provisions pertaining to the transition of US market sales of the existing AMPSA Products from us to a Boyd Party on January 1, 2013, joint access to AMPSA Products production molds, website and toll-free telephone number transition, regulatory matters, etc.  We will provide a limited supply of the existing AMPSA Products to the Boyd Parties so they can begin selling and shipping without interruption effective January 1, 2013.

In addition, we agreed under the MDRA to make deferred payments totaling $140,000 to the Boyd Parties.  We agreed to pay $10,000 per month for five months beginning September 1, 2012, and $5,000 per month for 18 months beginning July 1, 2013.  These obligations do not bear interest and are unsecured.

Also, as part of the MDRA, Dixon dismissed litigation he brought against Boyd pertaining to TMD, Dixon transferred his shares of TMD to Boyd (making Boyd the sole stockholder of TMD), and Boyd transferred 5,000,000 shares of our common stock to Dixon.

All parties to the MDRA granted general releases to each other.

Boyd has placed the 223,991,933 shares of Company common stock in escrow pursuant to the Escrow Agreement, to be released to us for cancellation when we finish making timely estimated minimum royalties and other payments, all totaling $351,000, into the escrow for the benefit of Boyd, which we expect to finish doing no later than January 2013.  $301,000 of the $351,000 consists of estimated minimum royalties payments which roughly correspond to the anticipated amount of the 30% royalty on AMPSA Products net sales which we would owe anyway for the remainder of 2012, and the other $50,000 is a portion of the $140,000 of deferred payments referred to above.

Boyd agreed, in the Voting Agreement and in a related irrevocable proxy, to vote the escrowed 223,991,933 shares in favor of any Company-proposed authorized shares increase and to abstain on all other stockholder-vote matters for the duration of the escrow.

As a result of the MDRA, Boyd’s beneficial ownership percentage of our common stock will decrease from 78% to 11%, and Dixon’s beneficial ownership percentage of our common stock will increase from 5.5% to 26.5%.  Also, all of our other stockholders’ beneficial ownership percentage of common stock will increase substantially as a result of the MDRA because our outstanding common shares will be reduced from 305,458,333 to 81,466,400.  (The figures in this paragraph give immediate effect to Boyd’s surrender of 223,991,933 shares of Company common stock, which in fact will not occur until we make estimated minimum royalties and other payments, all totaling $351,000, to the Escrow Agreement escrow for the benefit of Boyd, which we expect to finish doing no later than January 2013; and such figures also give effect to the other transactions contemplated by the MDRA.)  This increase in Dixon’s beneficial ownership, viewed together with his Board of Directors seat and his positions as our Chairman and President, may be considered to constitute a change in control of us, in favor of Dixon.

This summary of the material terms of the MDRA, the New License Agreement, the Escrow Agreement, the Voting Agreement and the Exclusive Agreements does not purport to be exhaustive, and is qualified in its entirety by reference to the complete text of these agreements as filed by us with the SEC.

Boyd resigned as a director of the Company on August 24, 2012 in connection with the MDRA; and on the same date Berg was elected as a director of the Company.  Berg also serves as our Chief Financial Officer.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2011.  As of December 31, 2011 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Results of Operations

We did not begin commercial operations until April 1, 2011.  Beginning on April 1, 2011, we began to market and sell AMPSA Products.  Our sales of these products in the second, third and fourth quarters of 2011 resulted in revenues of approximately $1.7 million.    Although our gross profit margin is high, we had a net loss of approximately $1.0 million in 2011, due primarily to salaries and consulting and professional services costs of approximately $1.7 million.  Included in the net loss was non-cash expenses for depreciation and amortization of $227,187, which included amortization in regard to the Exclusive  Agreements inception fee of $225,000, Stock Option costs of approximately $0.3 million, and consulting non-cash expense of $0.6 million totaling approximately $1,052,000. Our consulting non-cash expense arose primarily from the 10 million shares of common stock we issued in June 2011 to Constellation Asset Advisors, Inc., an equity market consulting firm, with an issuance date value of $0.10 per share. The expense is amortized ratably over the 12-month term of the consulting agreement, so our fiscal 2012 net income will also reflect approximately$0.5 million of non-cash consulting expenses arising from this agreement.

Of our 2011 revenues, approximately $1.4 million was derived from AMPSA product sales to the U.S. market and approximately $0.3 million was derived from AMPSA products sales to non-U.S. markets.

We paid approximately $0.5 million of royalties to Boyd Research, a related party, for fiscal 2011 sales of AMPSA products.

The $3.0 million note payable to related parties shown on our balance sheet represents the license inception fee called for by the Exclusive Agreements. There is a corresponding asset (net of a small amount of amortization) reflected on the balance sheet as well. As noted above, the Exclusive  Agreements were terminated in August 2012.

As noted above, the nature and conditions of our business will change substantially on January 1, 2013, due to contract changes.

Liquidity and Capital Resources

Our operations commenced on April 1, 2011 and we financed our operations in 2011 through product sales. As of December 31, 2011, our cash and cash equivalents totaled approximately $0.1 million.  Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our operating expenses into mid-2013.  However, changes in our product development or marketing plans or other events affecting our operating expenses may result in the expenditure of such cash before that time.

There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Our auditor has stated in their opinion that there is substantial doubt about the Company’s ability to continue as a going concern.

In 2011, we had positive cash flow from operations of $100,255, as non-cash expense items offset our net loss.

Off-Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No disclosure required.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the accompanying notes that are filed as part of this Annual Report on Form 10-K are listed and set forth beginning on page F-1 immediately following the signature page of this Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

A.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the  Exchange Act,  our principal executive officer and principal financial officer evaluated our  disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) for the period covered by this Annual Report on Form 10-K as of our year ended December 31, 2011. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

B.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over its financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2011 was not effective and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO:

•

There is a significant lack of definition and segregation of duties throughout our financial and financial reporting processes;

•

Currently we have no written policies or procedures that clearly define roles in the financial close and reporting process. The various roles and responsibilities related to this process need to be defined, assigned, documented, updated and communicated; and

•

We fail to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

C.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2011 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

On November 15, 2011, we entered into an Employment Agreement with Timothy Dixon and an Employment Agreement with Gerry Berg.  The material terms of these agreements are summarized below in “Executive Compensation – Employment Agreements.”

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective ages as of October 1, 2012 are as follows:

Directors:

Name of Director	Age
Timothy G. Dixon Gerry Berg	54 66

Executive Officers:

Name of Officer	Age	Offices
Timothy G. Dixon Gerry Berg	54 66	Chief Executive Officer and President Vice President, Chief Financial Officer and Secretary

The term of office for each director is one year, or until the next annual meeting of the stockholders.

Biographical Information

Timothy G. Dixon

Timothy Dixon has served as our Chairman of the Board of Directors and President since March 31, 2011.  Mr. Dixon served as the President of TMD Courses, Inc., a provider of  continuing dental education and at times a maker and seller of AMPSA Products, from 2006 to 2012.  Mr. Dixon has worked in the field of dentistry support since 1995.

Gerry B. Berg

Gerry B. Berg has served as our Vice-President and Chief Financial Officer since April 20, 2011.  Mr. Berg became a director of the Company on August 24, 2012.  Mr. Berg has over 30 years of senior management experience working with private and public companies.  From May 2010 to March 2011, Mr. Berg served as President and Chairman of the Board of Directors of Friendly Auto Dealers, Inc. and also served in a consulting capacity from March 2009 to May 2010.  From June 2008 to March 2009 Mr. Berg served as President of GBB Consulting.  From January 2007 to June 2008 Mr. Berg served as the Chief Financial Officer of Let’s Talk Health, Inc.

Mr. Berg holds a Bachelors of Science in Accounting from Walsh College where he graduated Cum Laude.  Mr. Berg became a Certified Public Accountant in the State of Michigan in 1979 and in the State of California in 1984.  Mr. Berg does not currently practice as a Certified Public Accountant.

Information with Respect to Our Board of Directors

The following is a brief description of the structure and certain functions of our Board of Directors.  Each of the current directors is serving until his respective successor is duly elected, subject to earlier resignation.  The Board of Directors currently consists of two directors, each of whom is an employee director.  We do not have standing audit, compensation or nominating committees of our Board of Directors.  However, the full Board of Directors performs all of the functions of a standing audit committee, compensation committee and nominating committee.

Audit Committee Related Function

We do not have a separately designated standing audit committee in place.  Our full Board of Directors currently serves in that capacity.  This is due to the small number of members of our Board of Directors, the small number of executive officers involved with our company, and the fact that we operate with few employees.  Our Board of Directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place.  We do not have an audit committee charter.

The Board of Directors reviews with management and the Company's independent public accountants the Company's financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the Board of Directors deems appropriate.  Because our common stock is traded on the Pink Sheets, we are not subject to the listing requirements of any securities exchange regarding Audit Committee related matters.

The Board of Directors currently consists of two directors: Mr. Dixon and Mr. Berg.  The Board of Directors has determined that (but for the fact he is a Company employee) Mr. Berg qualifies as an "Audit Committee Financial Expert" as that term is defined in rules promulgated by the SEC.

Compensation Committee Related Function

The Board of Directors does not currently have a standing compensation committee, and thus we do not have a compensation committee charter.  The full Board of Directors currently has the responsibility of reviewing and establishing compensation for executive officers and making policy decisions concerning salaries and incentive compensation for executive officers of the Company.

The Company's executive compensation program is administered by the Board of Directors, which determines the compensation of the President and the Chief Financial Officer of the Company.  In reviewing the compensation of the individual executive officers, the Board of Directors considers the recommendations of the Chief Executive Officer, published compensation surveys, other market information and current market conditions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that each of their respective Form 3s, which should have been filed on the same day the registration of our common stock under Section 12 of the Exchange Act became effective (November 21, 2011), were in fact filed within 10 days thereafter.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics was filed as an Exhibit to our Annual Report on Form 10-K for fiscal year 2010.  We hereby undertake to provide a copy of this Code of Ethics to any person, without charge, upon request.  Requests for a copy of this Code of Ethics may be made in writing addressed to: Therapeutic Solutions International, Inc., 4093 Oceanside Blvd, Suite B, Oceanside, California 92056, Attn:  Corporate Secretary.

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation paid, with respect to fiscal 2010 and 2011 for services rendered to us in all capacities, to each person who served as an executive officer or a director of the Company in 2011.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	All other compensation ($)	Total ($)

Timothy G. Dixon* President, Director	2011 2010	74,167 -0-			144,000		1,000	-219,167 -0-

Gerry Berg** Vice President, Chief Financial Officer, Director	2011 2010	51,000 -0-			124,000		1,000	176,000 -0-

James P. Boyd*** Director, Director of Research and Product Development	2011 2010	90,000 -0-			144,000		27,211	261,211 -0-

*Mr. Dixon’s employment with the Company began on March 31, 2011

** Mr. Berg’s employment with the Company began on April 20, 2011.

***Mr. Boyd resigned as a director on August 24, 2012.

The dollar value of the stock options granted in 2011 was determined as of the date of grant using the Black-Scholes option-pricing model.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2011, certain information regarding outstanding equity awards at fiscal year end for our President, Chief Financial Officer and the other member of our Board of Directors.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable
Timothy G. Dixon	360,000	1,440,000	0	$0.08	8/31/2021	0	0	0	0

Gerry Berg	316,000	1,184,000	0	$0.08	8/31/2021	0	0	0	0

James P. Boyd	360,000	1,440,000	0	$0.08	8/31/2021	0	0	0	0

Employment Agreements

We have employment agreements with Timothy G. Dixon and Gerry Berg, each dated November 15, 2011.

The agreement with Mr. Dixon calls for a salary at an annual rate of $120,000 per year for the last one and one-half months of 2011 and for 2012 and at an annual rate of $135,000 for 2013, and an automobile allowance of $1,000 per month.  If his employment is terminated without cause or he resigns for good reason, we must pay his salary and benefits for the remainder of the scheduled term and pay his salary for one year thereafter, and COBRA continuation payments for 18 months.  If his employment is terminated due to death or disability or if his employment ends upon the natural expiration of the contract term, we must pay his salary for one year thereafter, and COBRA continuation payments for 18 months.

The agreement with Mr. Berg calls for a salary at an annual rate of $110,000 per year for the last one and one-half months of 2011 and for 2012, and at an annual rate of $130,000 for 2013, and an automobile allowance of $1,000 per month.  If his employment is terminated without cause or he resigns for good reason, we must pay his salary and benefits for the remainder of the scheduled term and pay his salary for one year thereafter, and COBRA continuation payments for 18 months.  If his employment is terminated due to death or disability or if his employment ends upon the natural expiration of the contract term, we must pay his salary for one year thereafter, and COBRA continuation payments for 18 months.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 12, 2012, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group.  As of September 12, 2012, a total of 305,458,333 shares of our common stock were outstanding.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)	Percent of Shares Outstanding
James P. Boyd (2)	233,346,933	76.2%

Timothy G. Dixon (3)	21,916,400	7.2%

Gerry B. Berg (4)	11,923,000	3.9%

All directors and executive officers as a group (2 persons) (3)(4)	33,839,400	11.0%

(1)

Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares; and (ii) if a person holds options to purchase shares of our common stock, that person will be deemed to be the beneficial owner of the number of those shares that may be purchased by exercise of those options at any time during a 60 day period which, for purposes of this table, will end on November 11, 2012. The number of shares subject to options that are exercisable or may become exercisable during that 60-day period are deemed outstanding for purposes of computing the number of shares beneficially owned by, and the percentage ownership of, the person holding such options, but not for computing the percentage ownership of any other stockholder. Except as otherwise noted below, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2)

Includes 855,000 shares subject to outstanding stock options exercisable during the 60-day period ending November 11, 2012.  Pursuant to a Master Dispute Resolution Agreement dated August 24, 2012, Dr. Boyd will surrender 223,991,933 shares to us for cancellation upon our making timely payments totaling $351,000, all of which payments are scheduled to be made by January 2013; $119,000 of such payments have already been timely made.

(3)

Includes 3,000 shares owned by Mr. Dixon’s wife; Mr. Dixon disclaims beneficial ownership of those shares. Includes 855,000 shares subject to outstanding stock options exercisable during the 60-day period ending November 11, 2012.  Also includes 190,000 shares subject to outstanding stock options held by Mr. Dixon’s wife and exercisable during the 60-day period ending November 11, 2012; Mr. Dixon disclaims beneficial ownership of those shares.

(4)	Includes 723,000 shares subject to outstanding stock options exercisable during the 60-day period ending November 11, 2012.

However, as noted above, James P. Boyd has placed into escrow 223,991,933 shares of Common Stock of the Company, which upon payment by the Company of $351,000 to escrow in timely installments will be released to the Company for cancellation.  If one were to give effect now to such release and cancellation (which is in fact expected to occur no later than January 2013), the following table would set forth, as of September 12, 2012, the pro forma information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than 5% of the outstanding shares of our common stock, (ii) each director of the Company,  (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. As of September 12, 2012, if one were to give effect now to such release and cancellation, a total of 81,466,400 shares of our common stock would be outstanding on a pro forma basis.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)	Percent of Shares Outstanding
James P. Boyd (2)	9,355,000	11.4%

Timothy G. Dixon (3)	21,916,400	26.6%

Gerry B. Berg (4)	11,923,000	14.5%

Tad Mailander (5)	11,000,000	13.5%

Constellation Asset Advisors, Inc. (6)	10,000,000	12.3%

Gemini Consulting LLC (7)	6,000,000	7.4%

All directors and executive officers as a group (2 persons) (3)(4)	33,839,400	40.7%

(1)

Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares; and (ii) if a person holds options to purchase shares of our common stock, that person will be deemed to be the beneficial owner of the number of those shares that may be purchased by exercise of those options at any time during a 60 day period which, for purposes of this table, will end on November 11, 2012. The number of shares subject to options that are exercisable or may become exercisable during that 60-day period are deemed outstanding for purposes of computing the number of shares beneficially owned by, and the percentage ownership of, the person holding such options, but not for computing the percentage ownership of any other stockholder. Except as otherwise noted below, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2)	Includes 855,000 shares subject to outstanding stock options exercisable during the 60-day period ending November 11, 2012.
(3)

Includes 3,000 shares owned by Mr. Dixon’s wife; Mr. Dixon disclaims beneficial ownership of those shares. Includes 855,000 shares subject to outstanding stock options exercisable during the 60-day period ending November 11, 2012.  Also includes 190,000 shares subject to outstanding stock options held by Mr. Dixon’s wife and exercisable during the 60-day period ending November 11, 2012; Mr. Dixon disclaims beneficial ownership of those shares.

(4)	Includes 723,000 shares subject to outstanding stock options exercisable during the 60-day period ending November 11, 2012.
(5)	The business address of Tad Mailander is 835 5th Avenue, San Diego, CA 92101.
(6)	The business address of Constellation Asset Advisors, Inc. is 711 Grand Avenue, Suite 200, San Rafael, CA 94901.
(7)	The business address of Gemini Consulting LLC is 4132 South Rainbow, Suite 514, Las Vegas, NV 89103.

Securities Authorized for Issuance under Equity Compensation Plans

In March 2009, we adopted a 2009 Stock Incentive Plan (the “Plan”).  Pursuant to the Plan, we may grant stock options and stock awards to employees, directors and consultants in connection with services rendered on behalf of the Company.

The stock award value shall be no less than 85% of the fair market value of the common stock on the date of issuance.  The maximum number of shares that can be issued pursuant to the Plan is 6,000,000 shares.  We filed a Form S-8 registration statement with the SEC to register  10,000,000 Plan shares on March 13, 2009.  In August 2011 we expanded the number of shares authorized under the Plan from 6,000,000 shares to 10,000,000 shares; this increase was approved by our Board of Directors but we have not submitted it for formal stockholder approval.

In August 2011, we issued stock options to purchase a total of 7,950,000 shares of our common stock pursuant to the Plan to various officers, directors and other employees.  The stock options have a maximum term of 10 years, with a three-year vesting schedule based on continuation of service, and have an exercise price of $0.08 per share. Of these stock options, 1,800,000 were granted to James Boyd (then a director), 1,800,000 were granted to Timothy G. Dixon (director and President), 1,500,000 were granted to Gerry Berg (Chief Financial Officer) and 400,000 were granted to Lynda Dixon (Timothy G. Dixon’s wife).

The following table provides information as of December 31, 2011 with respect to all of our compensation plans under which we are authorized to issue equity securities of the Company.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in the first column)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	10,165,000	$0.11	285,000
Total	10,165,000	$0.11	285,000

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In general, it is our policy to submit all proposed related party transactions (those that may require disclosure under Regulation S-K, Item 404) to the Board of Directors for approval.  The Board of Directors only approves those transactions that are on terms comparable to, or more beneficial to us than, those that could be obtained in arm’s length dealings with an unrelated third party.  Examples of related party transactions covered by our policy are transactions in which any of the following individuals has or will have a direct or indirect material interest: any of our directors or executive officers, any person who is known to us to be the beneficial owner of more than 5% of our common stock, and any immediate family member of one of our directors or executive officers or person known to us to be the beneficial owner of more than 5% of our common stock.

Boyd had a material interest in the Exclusive Agreements, and Boyd has a material interest in the New License Agreement.

Boyd, Dixon and Berg each have a material interest in the MDRA.

Boyd has a material interest in the Escrow Agreement and the Voting Agreement.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed to us by our principal accountants, PLS CPA A Professional Corporation, for auditing and accounting services for fiscal year 2011 was $16,500 (inclusive of the review of the quarterly reports on Form 10-Q). There were no fees billed to us by our principal accountant for assurance and related services (audit related fees), tax services or other products and services.

The aggregate fees billed to us by our principal accountants, PLS CPA A Professional Corporation, for auditing and accounting services for fiscal year 2010 was $3,000.   There were no fees billed to us by our principal accountant for assurance and related services (audit related fees), tax services or other products and services.

We do not have an audit committee.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation
3.1.1	Articles of Merger, filed February 22, 2011
3.1.2	Certificate of Amendment to Articles of Incorporation filed October 15, 2012 (incorporated herein by reference to Form 8-K, filed on October 17, 2012)
3.2	Bylaws (incorporated herein by reference to Form SB-2, filed on November 21, 2007)
3.2.1	Bylaws amendments adopted August 22, 2012, August 24, 2012 and September 26, 2012
10.1	2009 Stock Incentive Plan (as amended on August 31, 2012)
10.2	Common Stock Share Exchange Agreement dated November 16, 2010 (incorporated herein by reference to Exhibit E to Regulation 14C information statement filed on February 15, 2011)
10.3	Exclusive License Agreement between Boyd Research, Inc. and us, dated April 1, 2011
10.4	Investor Relations Consulting Agreement, between us and Constellation Asset Advisors, Inc., dated June 17, 2011
10.5	Employment Agreement between Timothy Dixon and us, dated November 15, 2011
10.6	Employment Agreement between Gerry Berg and us, dated November 15, 2011
10.7

Master Dispute Resolution Agreement, by and among us, James P. Boyd, Boyd Research, Inc., TMD Courses, Inc., Timothy G. Dixon and Gerry B. Berg, dated August 24, 2012 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed August 30, 2012)

10.8	License Agreement, by and among us, Boyd Research, Inc. and TMD Courses, Inc., dated August 24, 2012 (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed August 30, 2012)
10.9

Escrow Agreement, by and among us and James P. Boyd and Chicago Title Company (as escrow agent), dated August 24, 2012 (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed August 30, 2012)

10.10	Voting Agreement, by and between us and James P. Boyd, dated August 24, 2012 (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed August 30, 2012)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/Section 302 Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL , INC.

By:	/s/ Timothy G. Dixon
Timothy G. Dixon President and Director

Date: October 30, 2012

/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer, President and Director (Principal Executive Officer)
Date: October 30, 2012

/s/ Gerry Berg
Gerry Berg
Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Date: October 30, 2012

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Therapeutic Solutions International, Inc.

(Formerly Splint Decisions Inc.)

We have audited the accompanying consolidated balance sheets of Therapeutic Solutions International, Inc. (Formerly Splint Decisions Inc.) (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operation, changes in shareholders’ equity and cash flows for the year ended December 31, 2011 and for the period September 21, 2010 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Therapeutic Solutions International, Inc. (Formerly Splint Decisions Inc.) as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011 and for the period September 21, 2010 (inception) to December 31, 2010 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, under the New License Agreement the Company’s rights to sell AMPSA Products to the US market (81% of total revenue) will expire at the end of 2012.  This fact raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

October 30, 2012

San Diego, CA 92111

Registered with the Public Company Accounting Oversight Board

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)

	December 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$87,976	$2,366
Accounts receivable, net	37,416	-
Inventories	48,198	-
Prepaid expenses and other current assets	490,037	-
Total current assets	663,627	2,366

Other non-current assets	12,350	-
Property and equipment, net	7,639	-
Licensing agreement, net	2,775,000	-

Total assets	$3,458,616	$2,366

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$56,777	$-
Accrued expenses and other current liabilities	39,155	-
Notes payable to related parties	3,004,090	8,909
Other related party current liabilities	56,211	1,112
Total liabilities	3,156,234	10,021

Shareholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 700,000,000 shares authorized; 305,458,333 and 28,710,000 issued and outstanding at December 31, 2011 and December 31, 2010, respectively	305,458	28,710
Capital in excess of par	975,281	(28,708)
Deficit accumulated	(978,356)	(7,657)

Total shareholders' deficit	302,383	(7,655)

Total liabilities and shareholders' deficit	$3,458,616	$2,366

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)
Consolidated Statements of Operations

	Fiscal Year ended December 31, 2011	For the Period September 21, 2010 to December 31, 2010

Net domestic revenue	$1,362,006	$-
Net international revenue	325,926	-
	1,687,932	-
Cost of goods sold	59,949	-
Gross profit	1,627,983	-

Operating expenses:
Selling	145,573	-
General and administrative	104,292	7,657
Salaries, wages, and related costs	934,590	-
Royalties	496,037	-
Amortization and depreciation	227,187	-
Consulting	563,489	-
Legal and professional	198,558	-
Total operating expenses	2,669,726	7,657

Loss from operations	(1,041,743)	(7,657)

Other income (expense):
Net other income (expense)	71,404	-
Interest expense	(360)	-
Total other income (expense)	71,044	-
Net loss	$(970,699)	$(7,657)

Basic and diluted loss per common share	$(0.0041)	$(0.0003)

Weighted average shares outstanding	237,765,109	28,710,000

See accompanying notes to financial statements.

Therapeutic Solutions International, Inc.
(Formerly Splint Decisions Inc.)
Consolidated Statement of Changes in Shareholders' (Deficit)
For the Period from September 21, 2010 to December 31, 2011
(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated	Total

Balance, September 21, 2010	28,710,000	$28,710	$(28,708)	$-	$2

Net loss, December 31, 2010	-	-	-	(7,657)	(7,657)

Balance, December 31, 2010	28,710,000	$28,710	$(28,708)	$(7,657)	$(7,655)

Stock issued for service on February 11, 2011	15,500,000	15,500	1,224,500	-	1,240,000
Recapitalization	250,523,333	250,523	(1,525,624)	-	(1,275,101)
Stock issued on May 17, 2011 to replace previously transferred privately-held shares	525,000	525	41,475	-	42,000
Stock issued for service on June 3, 2011	200,000	200	11,800	-	12,000
Stock issued for service on June 17, 2011	10,000,000	10,000	990,000	-	1,000,000
Employee stock options vested during 2011	-	-	261,838	-	261,838
Net loss, quarter ended December 31, 2011	-	-	-	(970,699)	(970,699)

Balance, December 31, 2011	305,458,333	$305,458	$975,281	$(978,356)	$(302,383)

See Accompanying Notes to Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)

Statement of Cash Flows

	Fiscal Year Ended December 31, 2011	For the Period September 21, 2010 to December 31, 2010
Cash flows from operating activities
Net loss	$(970,699)	$(7,657)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Amortization	225,000	-
Depreciation	2,187	-
Stock issuance to third parties through officers	42,000	-
Stock based compensation to consultants	1,012,000	-
Compensation expense - employee stock option plan	261,838	-
Changes in operating assets and liabilities:
Increase in inventory	(48,198)	-
Increase in accounts receivable	(37,416)	-
Increase in prepaid expenses and other current assets	(490,037)	-
Increase in other assets	(12,350)	-
Increase in accounts payable	56,777	-
Increase in accrued expenses and other current liabilities	39,155	-
Increase in other related party liabilities	19,998	10,021
Net cash provided by operating activities	100,255	2,364

Cash flows from investing activities
Acquisition of fixed assets	(9,826)	-
Net cash used by investing activities	(9,826)	-

Cash flows from financing activities
Borrowing and other advances	-	-
Repayments	(4,819)	-
Proceeds	-	2
Net cash provided by financing activities	(4,819)	2
Increase in cash	85,611	2,366
Cash at beginning of period	2,366	-
Cash at end of period	$87,976	$2,366

Supplemental disclosure of non-cash investing and financing activities:
Increase in liabilities from merger	$35,101	$-
Increase in License agreement and due to related party	3,000,000	-

Supplemental Cash Flow Information:
Cash paid for interest	$311	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Formerly Splint Decisions Inc.)

Notes to Financial Statements

December 31, 2011 and 2010

Note 1 – Nature of Business

Therapeutic Solutions International, Inc. (the “Company”) was organized August 6, 2007 under the name Friendly Auto Dealers, Inc. under the laws of the State of Nevada. In the first quarter of 2011 the Company changed its name from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc., and acquired Splint Decisions Inc., a California corporation organized September 21, 2010 (“Splint”).  Splint is treated as the “accounting acquirer” in the accompanying financial statements.  In the transaction, the Company issued 250,523,333 common shares to the shareholders of Splint; such shares represented , immediately following the transaction, 85% of the outstanding shares of the Company.  The transaction was accounted for as a “reverse merger” and a reverse recapitalization and the issuances of common stock were recorded as a reclassification between paid-in-capital and par value of Common Stock.

After December 31, 2011, on August 24, 2012, the Company entered into a Master Dispute Resolution Agreement (the “MDRA”) with James P. Boyd (“Boyd”), Boyd Research, Inc. and TMD Courses, Inc. (together with Boyd, the “Boyd Parties”) and Timothy G. Dixon (“Dixon”) and Gerry B. Berg, and on August 24, 2012, the Company also entered into a License Agreement with Boyd Research, Inc. and TMD Courses, Inc. (the “New License Agreement”), an Escrow Agreement with Boyd and with Chicago Title Company as escrow agent (the “Escrow Agreement”), and a Voting Agreement with Boyd (the “Voting Agreement”).

Before the New License Agreement, the Company and certain Boyd Parties were party to an Exclusive License Agreement dated April 1, 2011, as amended on November 1, 2011 (the “2011 Agreement”), and the Company’s predecessor Splint Decisions Inc. and certain Boyd Parties were party to an Exclusive License Agreement dated October 22, 2010, as amended on July 8, 2011 (together with the 2011 Agreement, the “Exclusive Agreements”), which granted the Company an exclusive worldwide license to certain Boyd Parties patent rights and related technology.  Since April 1, 2011, essentially the Company’s entire active business has consisted of the manufacture and sale of Anterior Midpoint Stop Appliance intraoral devices (“AMPSA Products”) as authorized by the Exclusive Agreements.

The New License Agreement terminated the Exclusive Agreements.  However, the New Licensee Agreement grants the Company new licenses under the applicable patent rights and related technology of the Boyd Parties to manufacture and sell the Company’s existing chairside AMPSA Products (but not any such products other than the Company’s currently existing ones) and laboratory-manufactured semi-custom AMPSA Products.

The New License Agreement essentially carries forward the Exclusive Agreements’ terms as to sales to the US market, except that under the New License Agreement the Company’s rights to sell AMPSA Products to the US market will expire at the end of 2012.  Specifically, for AMPSA Products sales to the US market, the New License Agreement grants the Company an exclusive license (but no license for the US dental-laboratory field), carrying a 30% royalty on net sales; but such license expires on December 31, 2012.

For sales of the existing AMPSA Products to non-US markets, the New License Agreement grants the Company an exclusive license, which converts to a non-exclusive license on January 1, 2013.  Under the New License Agreement, the Company must pay a 30% royalty on 2012 net sales of the existing AMPSA Products to most non-US markets, but, under the New License Agreement, after 2012 the Company’s net sales to non-US markets will be royalty-free.

The Company had been paying a 30% royalty on all net sales of the existing AMPSA Products (to both the US and non-US markets) under the Exclusive Agreements.

The Company expects that the Boyd Parties will manufacture and, beginning on January 1, 2013, sell to the US market the AMPSA Products which the Company had previously sold to the US market (and which, beginning on that date, the Company will no longer be allowed to sell to the US market) and maybe new AMPSA Products as well. The Company also expects that the Boyd Parties may compete with the Company in the manufacture and sale to some or all non-US countries, from and after January 1, 2013, of the AMPSA Products which the Company had previously sold to the US and non-US markets, and the Boyd Parties could sell new AMPSA Products there as well.

Beginning January 1, 2014, the Company will no longer be able to use the in-licensed “NTI” trademark for its AMPSA Products.

In the transition from the Exclusive Agreements to the New License Agreement, the Company is giving up its license rights to the “Total Splint System” intraoral devices (which the Company has not successfully commercialized) and to all potential chairside AMPSA Products which could have been commercialized using the Company’s Exclusive Agreements rights but which the Company is not currently selling.

See also Note 10 – Subsequent Events, for additional information.

Note 2 – Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2011.  Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at December 31, 2011.

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Amortization is computed using the straight line method over the term of the agreement.

Intangible Assets

Intangible assets consist primarily of intellectual properties such as regulatory product approvals and patents. The Company does not own any intangible assets. However, the Company entered into the Exclusive Agreements on October 22, 2010 and April 1, 2011, which gave the Company respectively (i) the exclusive worldwide license to make and sell the “Total Splint System” and (ii) the exclusive worldwide license to make and sell the chairside AMPSA Products, as well as (other than in the United States) dental-laboratory semi-custom AMPSA Products. The licensor under the Exclusive Agreements is Boyd Research, Inc., a related party to the Company that is solely owned by James P. Boyd, the majority shareholder of the Company. The Exclusive Agreements require a deferred $3,000,000 license inception fee, which the Company is amortizing over a ten year period using the straight line method of amortization.     See Note 5 – License Agreements.

Income Taxes

The Company accounts for income taxes under ASC 740 "Income Taxes," which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the twelve months subsequent to December 31, 2011, the Company anticipates sales revenue will be adequate to provide the minimum operating cash requirements to continue as a going concern.  Under the New License Agreement the Company’s rights to sell AMPSA Products to the US market (81% of total revenue) will expire at the end of 2012.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Share Based Expenses

ASC 718 "Compensation - Stock Compensation," which codified SFAS 123, prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.  Such payments may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. See also Note 6 – Equity Transactions.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees," which codified SFAS 123, and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of the performance commitment date or performance completion date.  See also Note 6 – Equity Transactions.

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

Note 3 – Restricted Cash

Other non-current asset is a $10,000 certificate of deposit with an annual interest rate of 0.6%.  This certificate matures on June 17, 2013, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at December 31, 2011 and 2010 are summarized below:

	December 31, 2011	December 31, 2010
Computer Hardware	$4,612	$-
Office Furniture and Equipment	3,639	-
Shipping and Other Equipment	1,575	-
Total	9,826	-
Accumulated Depreciation	(2,187)	-
Property and Equipment, net	$7,639	$-

Depreciation is calculated using the straight line method over the estimated useful lives of the assets.

Note 5 – License Agreements

The Exclusive Agreements granted the Company an exclusive worldwide license to make and sell under certain Boyd Parties patent rights and related technology (but excluding the United States market as to the laboratory-products semi-custom field of use), with a 30% royalty on net sales (subject to reduction under certain conditions) and a deferred $3,000,000 license inception fee.  From April 1, 2011 through December 31, 2011, essentially the Company’s entire active business consisted of the manufacture and sale of AMPSA Products as authorized by the Exclusive Agreements.  The Exclusive Agreements licensor is wholly owned by James P. Boyd, the Company’s majority stockholder.

See also Note 10 – Subsequent Events, for additional information.

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

In the first quarter of 2011 the Company issued 250,523,333 shares of common stock to James P. Boyd and Timothy G.  Dixon, the shareholders of Splint Decisions Inc., to acquire Splint Decisions Inc.

On May 17, 2011 the Company issued 525,000 shares of common stock, to Gerry Berg and Timothy G. Dixon to replace shares which they had transferred to third parties at the request of James P. Boyd in the first quarter of 2011.

On June 3, 2011 the Company issued 200,000 shares of common stock, valued at $0.06 per share, to a broker-dealer for consulting services.

On June 17, 2011 the Company issued 10,000,000 shares of common stock, valued at $0.10 per share, to an equity markets consulting firm for consulting services.

Warrants

The fair value of each compensatory warrant granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company's traded common stock since June 27, 2008.

The risk-free rate for the periods within the contractual life of the compensatory warrants is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

The following values were used to calculate the intrinsic values of the Company’s outstanding compensatory warrants as of their issuance dates:

Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of the compensatory warrants outstanding at December 31, 2011 and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2010	450,000	$0.78	2.26	$34,653
Granted	0
Exercised	0
Canceled	0
Exercisable at December 31, 2011	450,000	$0.78	1.26	$34,653

Stock Based Compensation

On August 31, 2011, the Company issued options to purchase an aggregate of 7,950,000 shares of the Company’s common stock with an estimated fair value of $636,000 to its officers and employees.  The options have an exercise price of $0.08 per share.  As of December 31, 2011, 1,614,000 options have vested and no options were exercised.  Subject to continuation of service, the remaining option shares vest monthly over the next 32 months; and the options expire ten years from the date of grant unless earlier terminated.  Compensation cost, using the graded vesting attribute method in accordance with ASC 718, is recognized over the requisite service period during which each tranche of shares is earned (36 months). The value of each tranche is amortized on a sum of the years digits basis; $261,838 was expensed in the year ended December 31, 2011.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 191%; risk-free interest rate of 2.23%; contractual life of ten years; and an exercise price ($0.08) equal to 100% of the grant-date common stock fair market value.  Expected volatility is calculated based on the historic trade day stock market closing price of the preceding 406 trading days.

The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding.

The following table summarizes information regarding stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.08	7,950,000	9.67	$0.08	1,614,000	9.67	$0.08

A summary of the stock options available under the 2009 Stock Incentive Plan at December 31, 2011 and changes during the period then ended is presented below:

December 31, 2011
Available at December 31, 2010	6,000,000
Option shares granted	(7,950,000)
Amendment of Plan to increase the option shares pool	4,000,000
Exercised	-
Canceled	-
Available at December 31, 2011	2,050,000

Note 7 – Related Party Transactions

At December 31, 2011, under the 2011 Agreement, the Company was obligated for an inception fee to a related party in the amount of $3,000,000.  This inception fee is being amortized over a ten-year period using the straight line method of amortization. The unamortized balance at December 31, 2011 was $2,775,000.  See Note 10 – Subsequent Events, for additional information.

Under the 2011 Agreement, the Company incurred royalty expenses of $496,037 payable to a related party for the year ended December 31, 2011. The royalty accrued but unpaid at December 31, 2011 was $56,211.   See also Note 10 – Subsequent Events, for additional information.

Note 8 – Income Taxes

The Company has net operating losses carried forward of $640,051 (2010 – $7,675) available to offset taxable income in future years which expire beginning in fiscal 2031.

The Company is subject to United States federal and state income taxes at an approximate rate of 45%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2011 $	December 31, 2010 $

Net loss before income taxes per financial statements	(970,699)	(7,657)

Income tax rate	45%	45%

Income tax recovery	(436,815)	(3,454)

Permanent differences	148,792	-

Change in valuation allowance	436,815	3,454

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	December 31, 2012 $	December 31, 2011 $
Net operating loss carry-forward	436,815	3,454
Valuation allowance	(436,815)	(3,454)

Net deferred income tax asset	–	–

Note 9 – Geographic Information

The following table provides information related to our 2011 revenues:

Net domestic revenues	$1,362,006
Net international revenues	325,926
Total	$1,687,932

Note 10 – Subsequent Events

On August 24, 2012, the Company entered into the MDRA, the New License Agreement, the Escrow Agreement and the Voting Agreement.

Under the MDRA, Boyd agreed to surrender 223,991,933 shares of Company common stock and resigned as a director of the Company.  The MDRA also provided that Boyd’s employment with the Company shall continue throughout 2012, with his salary rate reduced to $100,000 per annum as of the date of the MDRA.  Also, the Boyd Parties agreed never to directly and/or indirectly sell into the public market, in any rolling 90-day period, more than 1% of the Company’s then-outstanding common stock; and they agreed to a 10-year standstill prohibiting them from further acquisitions of Company stock and from seeking or assisting to acquire or gain control of the Company.  And, the Boyd Parties agreed not to, except in conjunction with other stockholders (unaffiliated with them) holding at least 1,000,000 shares of Company common stock, exercise any stockholder rights other than the right to vote.

Before the New License Agreement, the Company and certain Boyd Parties were party to the Exclusive Agreements.  Since April 1, 2011, essentially the Company’s entire active business has consisted of the manufacture and sale of AMPSA Products as authorized by the Exclusive Agreements.

The Exclusive Agreements provided for a $3,000,000 inception fee to be paid by the Company to Boyd Research, Inc.  The Company did not pay the inception fee and did not have the funds to do so.  The Boyd Parties threatened to sue the Company for payment of the inception fee and/or seek to terminate the Exclusive Agreements and seek an injunction against the Company to prevent further sales of products licensed by Boyd Research, Inc., all on the ground that the inception fee had not been paid.  The Company believes it had valid defenses but determined that it was in the Company’s best interest to, instead of putting the Company’s defenses to the test, enter into the MDRA and the New License Agreement.

The New License Agreement terminated the Exclusive Agreements.  However, the New Licensee Agreement grants the Company new licenses under the applicable patent rights and related technology of the Boyd Parties to manufacture and sell the Company’s existing chairside AMPSA Products (but not any such products other than the Company’s currently existing ones) and laboratory-manufactured semi-custom AMPSA Products.

The New License Agreement essentially carries forward the Exclusive Agreements’ terms as to sales to the US market, except that under the New License Agreement the Company’s rights to sell AMPSA Products to the US market will expire at the end of 2012. Specifically, for AMPSA Products sales to the US market, the New License Agreement grants the Company an exclusive license (but no license for the US dental-laboratory semi-custom AMPSA Products field), carrying a 30% royalty on net sales; but such license expires on December 31, 2012.

For sales of the existing AMPSA Products to non-US markets, the New License Agreement grants the Company an exclusive license, which converts to a non-exclusive license on January 1, 2013.  Under the New License Agreement, the Company must pay a 30% royalty on 2012 net sales of the existing AMPSA Products to most non-US markets, but, under the New License Agreement, after 2012 the Company’s net sales to non-US markets will be royalty-free.

The Company has been paying a 30% royalty on all net sales of the existing AMPSA Products (to both the US and non-US markets) under the Exclusive Agreements.

The Company expects that the Boyd Parties will manufacture and, beginning on January 1, 2013, sell to the US market the AMPSA Products which the Company had previously sold to the US market (and which, beginning on that date, the Company will no longer be allowed to sell to the US market) and maybe new AMPSA Products as well.  The Company also expects that the Boyd Parties may compete with the Company in the manufacture and sale to some or all non-US countries, from and after January 1, 2013, of the AMPSA Products which the Company had previously sold to the US and non-US markets, and the Boyd Parties could sell new AMPSA Products there as well.

In the transition from the Exclusive Agreements to the New License Agreement, the Company is giving up its license rights to the “Total Splint System” intraoral devices (which the Company has not successfully commercialized) and to all potential chairside AMPSA Products which could have been commercialized using the Company’s Exclusive Agreements rights but which the Company is  not currently selling.

The MDRA and New License Agreement contain various provisions pertaining to the transition of US market sales of the existing chairside AMPSA Products from the Company to a Boyd Party on January 1, 2013, joint access to chairside AMPSA Products production molds, website and toll-free telephone number transition, regulatory matters, etc.  The Company will provide a limited supply of the existing chairside AMPSA Products to the Boyd Parties so they can begin selling and shipping without interruption effective January 1, 2013.

In addition, the Company agreed under the MDRA to make deferred payments totaling $140,000 to the Boyd Parties.  The Company agreed to pay $10,000 per month for five months beginning September 1, 2012, and $5,000 per month for 18 months beginning July 1, 2013.  These obligations do not bear interest and are unsecured.  As of October 1, 2012 the Company has made $20,000 of such payments.

And, as part of the MDRA, Dixon dismissed litigation he brought against Boyd pertaining to TMD Courses, Inc., Dixon transferred his shares of TMD Courses, Inc. to Boyd (making Boyd the sole stockholder of TMD Courses, Inc.), and Boyd transferred 5,000,000 shares of Company common stock to Dixon.

All parties to the MDRA granted general releases to each other.

Boyd has placed the 223,991,933 shares of Company common stock, referred to above, in escrow pursuant to the Escrow Agreement, to be released to the Company for cancellation when the Company finishes making timely estimated minimum royalties and other payments, all totaling $351,000, into the escrow for the benefit of Boyd, which the Company expects to finish doing no later than January 2013.  $301,000 of the $351,000 consists of estimated minimum royalty payments which roughly correspond to the anticipated amount of the 30% royalty on AMPSA Products net sales which the Company would owe anyway for the remainder of 2012, and the other $50,000 is a portion of the $140,000 of deferred payments referred to above.  As of October 1, 2012 the Company has made $119,000 of the required $351,000 payments.

Boyd agreed, in the Voting Agreement and in a related irrevocable proxy, to vote the escrowed 223,991,933 shares in favor of any Company-proposed authorized shares change and to abstain on all other stockholder-vote matters for the duration of the escrow.

As a result of the MDRA, Boyd’s beneficial ownership percentage of Company common stock will decrease from 78% to 11%, and Dixon’s beneficial ownership percentage of Company common stock will increase from 5.5% to 26.5%.  Also, all of the Company’s other stockholders’ beneficial ownership percentage of common stock will increase substantially as a result of the MDRA because the Company’s outstanding common shares will be reduced from 305,458,333 to 81,466,400.  (The figures in this paragraph give immediate effect to Boyd’s surrender of 223,991,933 shares of Company common stock, which in fact will not occur until the Company makes estimated minimum royalties and other payments, all totaling $351,000, to the Escrow Agreement escrow for the benefit of Boyd, which the Company expects to finish doing no later than January 2013; and such figures also give effect to the other transactions contemplated by the MDRA.)  This increase in Dixon’s beneficial ownership, viewed together with his Board of Directors seat and his positions as the Company’s Chairman and President, may be considered to constitute a change in control of the Company, in favor of Dixon.

This summary of the material terms of the MDRA, the New License Agreement, the Escrow Agreement, the Voting Agreement and the Exclusive Agreements does not purport to be exhaustive, and is qualified in its entirety by reference to the complete text of these agreements as filed by the Company with the Securities and Exchange Commission on August 30, 2012.

Also, on August 24, 2012, Gerry B. Berg was elected as a director of the Company.  Mr. Berg also serves as the Company’s Chief Financial Officer.  As noted above, James P. Boyd resigned as a director of the Company on August 24, 2012 in connection with the MDRA.

Future Development of the Company’s Business.

Sales of chairside AMPSA Products to the US market have constituted over 80% of the Company’s AMPSA Products business to date.  The Company’s challenge will be to counter the loss of the Company’s AMPSA Products sales to the US market and the loss of the ability to introduce new chairside products based on Boyd Party technology, by increasing sales of the Company’s AMPSA Products to non-US markets and/or by successfully introducing into the US and non-US markets new products which do not require licenses from the Boyd Parties.  On the other hand, the Company’s business in 2013 and thereafter will be free of Boyd Parties royalty obligations and will not be subject to any Boyd Parties inception fee, and the Company also believes that not having a majority shareholder should increase the financing and acquisition opportunities available to the Company.