Form 10-Q
period 2012-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2012-11-19
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO  ________

Commission File Number:  000-54554

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-1226465
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of November 12, 2012, the Registrant had 305,458,333 outstanding shares of Common Stock with a par value of $0.001 per share.

IMPORTANT PREFATORY NOTE

On August 24, 2012, we entered into a Master Dispute Resolution Agreement (the “MDRA”) with James P. Boyd (“Boyd”), Boyd Research, Inc. (“Boyd Research”) and TMD Courses, Inc. (“TMD” and together with Boyd and Boyd Research, the “Boyd Parties”) and Timothy G. Dixon (“Dixon”) and Gerry B. Berg (“Berg”), and on August 24, 2012 we also entered into a License Agreement with Boyd Research and TMD (the “New License Agreement”), an Escrow Agreement with Boyd and with Chicago Title Company as escrow agent (the “Escrow Agreement”), and a Voting Agreement with Boyd (the “Voting Agreement”).  We filed Form 8-K’s with the Securities and Exchange Commission on August 28, 2012, August 29, 2012 and August 30, 2012 in regard to these matters.

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

•

Our common stock is currently classified as a penny stock

•

Our stock price may experience future volatility;

•

The illiquidity of our common stock;

•

Substantial sales of shares of our common stock;

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

Actual results may vary materially from those in such forward-looking statements as a result of various factors. No assurance can be given that the risk factors described in this Quarterly Report on Form 10-Q are all of the factors that could cause actual results to vary materially from the forward-looking statements.  References in this Quarterly Report on Form 10-Q to the “Company,” “TSOI,” “we,” “our,” and “us” refer to Therapeutic Solutions International, Inc.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

PAGE

PART 1.  Financial Information

Item 1.  Financial Statements

4

 Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011

5

 Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2012 and March 31, 2011

6

 Consolidated Statements of Cash Flows (unaudited) for the three months ended March 30, 2012 and March 31, 2011

7

 Notes to Consolidated Financial Statements (unaudited)

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

18

Item 4.  Controls and Procedures

18

PART 2.  Other Information

Item 1.  Legal Proceedings

19

Item 1A.  Risk Factors

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.  Defaults upon Senior Securities

19

Item 4.  Mine Safety Disclosures

19

Item 5.  Other Information

19

Item 6.  Exhibits

19

Signatures

20

PART I Financial Information

Item 1.	Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)
Consolidated Balance Sheets
(Unaudited)
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$114,080	$87,976
Accounts receivable, net	23,511	37,416
Inventories	42,690	48,198
Prepaid expenses and other current assets	227,028	490,037
Total current assets	407,309	663,627

Other non-current assets	14,727	12,350
Property and equipment, net	9,352	7,639
Licensing agreement, net	2,700,000	2,775,000

Total assets	$3,131,388	$3,458,616

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$35,400	$56,777
Accrued expenses and other current liabilities	36,276	39,155
Notes payable to related parties	3,000,000	3,004,090
Other related party current liabilities	55,638	56,211
Total liabilities	3,127,314	3,156,233

Shareholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 700,000,000 shares authorized, 305,458,333 and 305,458,333 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	305,458	305,458
Additional paid-in capital	1,054,608	975,281
Deficit accumulated	(1,355,992)	(978,356)

Total shareholders' deficit	4,074	302,383

Total liabilities and shareholders' deficit	$3,131,388	$3,458,616

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)
Consolidated Statements of Operations

	Three Months ended March 31, 2012	Three Months ended March 31, 2011

Net domestic revenues	$506,622	$490
Net international revenues	101,152	-
Total revenues	607,774	490
Cost of goods sold	13,863	74
Gross profit	593,911	417

Operating expenses:
Selling	22,649	3,197
General and administrative	38,995	25
Salaries, wages, and related costs	320,653	-
Royalties	178,736	-
Amortization and depreciation	76,049	-
Consulting fees	260,140	-
Legal and professional fees	86,049	7,000
Total operating expenses	983,270	10,222

Loss from operations	(389,359)	(9,805)

Other income (expense):
Net other income (expense)	11,732	-
Interest expense	(9)	(135)
Total other income (expense)	11,723	(135)
Net loss	$(377,636)	$(9,940)

Basic and diluted loss per common share	$(0.0012)	$(0.0002)

Weighted average shares outstanding	305,458,333	39,932,481

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Cash flows from operating activities
Net loss	$(377,636)	$(9,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Amortization	75,000	-
Depreciation	1,049	-
Compensation expense - employee stock option plan	79,327	-
Changes in operating assets and liabilities:
(Increase) decrease in inventory	5,508	(14,199)
(Increase) decrease in accounts receivable	13,905	-
(Increase) decrease in prepaid expenses and other current assets	263,009	-
(Increase) decrease in other assets	(2,377)	-
Increase (decrease) in accounts payable	(21,377)	91
Increase (decrease) in accrued expenses and other current liabilities	(2,879)	-
Increase (decrease) in other related party liabilities	(4,663)	-
Net cash provided by operating activities	28,866	(24,048)

Cash flows from investing activities
Acquisition of fixed assets	(2,763)	-
Net cash used by investing activities	(2,763)	-

Cash flows from financing activities
Borrowing and other advances	-	23,412
Net cash provided by financing activities	-	23,412

Increase in cash	26,104	(636)
Cash at beginning of period	87,976	2,366
Cash at end of period	$114,080	$1,730

Supplemental disclosure of non-cash investing and financing activities:
Increase in liabilities from acquisition	$-	$35,101

Supplemental Cash Flow Information:
Cash paid for interest	$277	$44
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2012

(Unaudited)

These unaudited  Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2011 included in its Annual Report on Form 10-K.

Note 1 – Organization and Presentation Basis

The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of the management of Therapeutic Solutions International, Inc. (the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012. Interim results are not necessarily indicative of results for a full year or for any future period.

The  consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in our audited financial statements and notes for  the fiscal year ended December 31, 2011 pursuant to the rules and regulation of the SEC.  For further information, refer to the financial statements and notes thereto as of and for the year ended December 31, 2011, and included in the Annual Report on Form 10-K on file with the SEC.

Therapeutic Solutions International, Inc. (the “Company”) was organized August 6, 2007 under the name Friendly Auto Dealers, Inc. under the laws of the State of Nevada. In the first quarter of 2011 the Company changed its name from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc., and acquired Splint Decisions Inc., a California corporation organized September 21, 2010 (“Splint”).  Splint is treated as the “accounting acquirer” in the accompanying financial statements.  In the transaction, the Company issued 250,523,333 common shares to the shareholders of Splint; such shares represented, immediately following the transaction, 85% of the outstanding shares of the Company.  The transaction was accounted for as a “reverse merger” and a reverse recapitalization and the issuances of common stock were recorded as a reclassification between paid-in-capital and par value of Common Stock.

After March 31, 2012, on August 24, 2012, the Company entered into a Master Dispute Resolution Agreement (the “MDRA”) with James P. Boyd (“Boyd”), Boyd Research, Inc. and TMD Courses, Inc. (together with Boyd, the “Boyd Parties”) and Timothy G. Dixon (“Dixon”) and Gerry B. Berg, and on August 24, 2012, the Company also entered into a License Agreement with Boyd Research, Inc. and TMD Courses, Inc. (the “New License Agreement”), an Escrow Agreement with Boyd and with Chicago Title Company as escrow agent (the “Escrow Agreement”), and a Voting Agreement with Boyd (the “Voting Agreement”).

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

See Note 9 – Subsequent Events, for additional information.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2012.  Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at March 31, 2012.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Under the New License Agreement the Company’s rights to sell AMPSA Products to the US market (81% of total revenue for fiscal 2011) will expire at the end of 2012.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Share Based Expenses

ASC 718 "Compensation - Stock Compensation," which codified SFAS 123, prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.  Such payments may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. See Note 6 – Equity Transactions.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees," which codified SFAS 123, and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of the performance commitment date or performance completion date.  See Note 6 – Equity Transactions.

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

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at March 31, 2012 and December 31, 2011 are summarized below:

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
Computer Hardware	$7,374	$4,612
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Total	12,588	9,826
Accumulated Depreciation	(3,236)	(2,187)
Property and Equipment, net	$9,352	$7,639

Depreciation is calculated using the straight line method over the estimated useful lives of the assets.

Note 5 – License Agreements

The Exclusive Agreements granted the Company an exclusive worldwide license to make and sell under certain Boyd Parties patent rights and related technology (but excluding the United States market as to the laboratory-products semi-custom field of use), with a 30% royalty on net sales (subject to reduction under certain conditions) and a deferred $3,000,000 license inception fee.  From April 1, 2011 through March 31, 2012, essentially the Company’s entire active business consisted of the manufacture and sale of AMPSA Products as authorized by the Exclusive Agreements.  The Exclusive Agreements licensor is wholly owned by James P. Boyd, the Company’s majority stockholder.

See Note 9 – Subsequent Events, for additional information.

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

The following values were used to calculate the intrinsic values of the Company’s outstanding compensatory warrants as of their issuance dates:

Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of the compensatory warrants outstanding at March 31, 2012 and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2011	450,000	$0.78	1.26	$34,653
Granted	0
Exercised	0
Canceled	0
Exercisable at
March 31, 2012	450,000	$0.78	1.00	$34,653

See Note 9 – Subsequent Events, for additional information.

Stock Based Compensation

On August 31, 2011, the Company issued options to purchase an aggregate of 7,950,000 shares of the Company’s common stock with an estimated fair value of $636,000 to its officers and employees.  The options have an exercise price of $0.08 per share.  As of March 31, 2012, 1,912,000 options have vested, 1,050,000 options were cancelled, and no options were exercised.  Subject to continuation of service, the remaining option shares vest monthly over the next 29 months; and the options expire ten years from the date of grant unless earlier terminated.  Compensation cost, using the graded vesting attribute method in accordance with ASC 718, is recognized over the requisite service period during which each tranche of shares is earned (36 months). The value of each tranche is amortized on a sum of the years digits basis; $79,327 was expensed in the three months ended March 31, 2012.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 191%; risk-free interest rate of 2.23%; contractual life of ten years; and an exercise price ($0.08) equal to 100% of the grant-date common stock fair market value.  Expected volatility is calculated based on the stock market closing prices for the 406 trading days preceding the grant date.

The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding.

The following table summarizes information regarding stock options outstanding as of March 31, 2012:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.08	6,900,000	9.42	$0.08	1,912,000	9.42	$0.08

A summary of the stock options available under the 2009 Stock Incentive Plan at March 31, 2012 and changes during the period then ended is presented below:

Available at December 31, 2011	10,000,000
Option shares granted before December 31, 2011	(7,950,000)
Granted	-
Exercised	-
Canceled	1,050,000
Available at March 31, 2012	3,100,000

Note 7 – Related Party Transactions

At March 31, 2012, under the 2011 Agreement, the Company was obligated for a license inception fee to a related party in the amount of $3,000,000.  This inception fee is being amortized over a ten-year period using the straight line method of amortization. The unamortized balance at March 31, 2012 was $2,700,000.  See Note 9 – Subsequent Events, for additional information.

Under the 2011 Agreement, the Company incurred royalty expenses of $178,736 payable to a related party for the three months ended March 31, 2012. The royalty accrued but unpaid at March 31, 2012 was $55,638.   See Note 9 – Subsequent Events, for additional information.

Note 8 – Geographic Information

The following table provides information related to the Company’s revenues for the quarter ended March 31, 2012.  The Company did not have any meaningful revenues for the quarter ended March 31, 2011.

Net domestic revenues	$506,662
Net international revenues	101,152
Total	$607,774

Note 9 – Subsequent Events

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

In addition, the Company agreed under the MDRA to make deferred payments totaling $140,000 to the Boyd Parties.  The Company agreed to pay $10,000 per month for five months beginning September 1, 2012, and $5,000 per month for 18 months beginning July 1, 2013.  These obligations do not bear interest and are unsecured.  As of November 1, 2012 the Company has made $30,000 of such payments.

And, as part of the MDRA, Dixon dismissed litigation he brought against Boyd pertaining to TMD Courses, Inc., Dixon transferred his shares of TMD Courses, Inc. to Boyd (making Boyd the sole stockholder of TMD Courses, Inc.), and Boyd transferred 5,000,000 shares of Company common stock to Dixon.

All parties to the MDRA granted general releases to each other.

Boyd has placed the 223,991,933 shares of Company common stock, referred to above, in escrow pursuant to the Escrow Agreement, to be released to the Company for cancellation when the Company finishes making timely estimated minimum royalties and other payments, all totaling $351,000, into the escrow for the benefit of Boyd, which the Company expects to finish doing no later than January 2013.  $301,000 of the $351,000 consists of estimated minimum royalty payments which roughly correspond to the anticipated amount of the 30% royalty on AMPSA Products net sales which the Company would owe anyway for the remainder of 2012, and the other $50,000 is a portion of the $140,000 of deferred payments referred to above.  As of November 1, 2012 the Company has made $177,000 of the required $351,000 payments.

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

Warrant issuance

The Company entered into an Investor Relations Consulting Agreement dated November 5, 2012 with Constellation Asset Advisors, Inc. (“CAA”). CAA agreed to provide investor relations consulting services over a period of six months (through May 4, 2013), and in exchange the Company issued to CAA a warrant to purchase 2,000,000 shares of Company common stock at an exercise price of $0.05 per share cash, expiring November 5, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 ("statutory safe harbors") shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the risk factors discussed therein.

General

This Quarterly Report on Form 10-Q, and the financial statements included herein, reflect the treatment of Splint Decisions  Inc. as the “accounting acquirer” in the first quarter 2011 transaction involving the two companies.  Our principal executive office is located at 4093 Oceanside Blvd., Suite B, Oceanside, California 92056, our telephone number is (760) 295-7208 and our website is www.therapeuticsolutionsint.com.  The reference to our website does not constitute incorporation by reference of the information contained on our website.

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

General / 2012 Change in Key Business Rights and Obligations/ Trends and Uncertainties

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

In the first quarter of 2011 we acquired Splint Decisions Inc., a California corporation organized on September 21, 2011 to engage in the intraoral products business.

On April 1, 2011, we entered into an Exclusive License Agreement (as amended on November 1, 2011, the “2011 Agreement”) with Boyd Research, Inc. (“Boyd Research”); and our predecessor, Splint Decisions Inc., and Boyd Research and TMD Courses, Inc. (“TMD” and together with Boyd and Boyd Research, the “Boyd Parties”), were party to an Exclusive License Agreement dated October 22, 2010, as amended on July 8, 2011 (together with the 2011 Agreement, the “Exclusive Agreements”).  The Exclusive Agreements provided us with, among other things, an exclusive worldwide license for all legal right, title and interest to certain technology including patents, patent applications, know-how and inventions concerning  Anterior Midpoint Stop Appliances  (“AMPSA Products”), including all know-how, technical data, or other information of any kind regarding the design, manufacture, operation, use, or sale of the AMPSA Products for use in any field incorporating or based on United States Patent No. 6,666,212, foreign counterparts of this patent, or of the applications leading to such patents, and any other patents owned or controlled by Boyd Research or based on any products sold by Boyd Research, and any modification or improvements thereto made by us or Boyd Research.  The only exception to such worldwide exclusivity is that Keller Laboratories, Inc. has the exclusive right to manufacture and distribute laboratory fabricated semi-custom versions of the AMPSA Products in the United States.  Since entering into the Exclusive Agreements, essentially our entire active business has consisted of the manufacture and sale of AMPSA Products.

On August 24, 2012, we entered into a Master Dispute Resolution Agreement (the “MDRA”) with James P. Boyd (“Boyd”), Boyd Research, TMD, Timothy G. Dixon (“Dixon”) and Gerry B. Berg, and on August 24, 2012 we also entered into a License Agreement with Boyd Research and TMD (the “New License Agreement”), an Escrow Agreement with Boyd and with Chicago Title Company as escrow agent (the “Escrow Agreement”), and a Voting Agreement with Boyd (the “Voting Agreement”).

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

Results of Operations

You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to the unaudited financial statements included in this quarterly report.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results may differ materially from those anticipated in these forward-looking statements.

For the three months ended March 31, 2012 and March 31, 2011

Net sales for the three-month periods ended March 31, 2012 and 2011were $607,774 and $490, respectively.  We had no active business in the 2011 first quarter.  Our 2012 first quarter business related primarily to AMPSA Products.

In the first quarter of 2012, we had a high gross profit margin on our AMPSA Products sales, but our net revenue of approximately $0.6 million did not provide enough economies of scale to put us in a position to pay the $3.0 million 2011 Agreement license inception fee.  For this quarter, 83% of our revenue was domestic and 17% was international.  We were unable to gain advantage during the quarter from equity investor relations consulting services for which we recognized $0.25 million of expense during the quarter, in respect of the $1.0 million of stock we issued to our consultant in June 2011.  Legal fees were relatively high due to negotiations during the quarter which ultimately resulted in the MDRA and the New License Agreement.  Cash constraints and uncertainty about our future business led us to keep our marketing expenditures low during the quarter.

We paid approximately $180,000 of royalties to Boyd Research, a related party, for the first quarter 2012 sales of AMPSA Products. We also paid approximately $35,500 during the quarter for James P. Boyd’s salary and related benefits.

The $3.0 million note payable to related parties shown on our balance sheet represents the license inception fee called for by the 2011 Agreement.  There is a corresponding asset (net of amortization) on the balance sheet as well.  As noted above, the 2011 Agreement was terminated in August 2012.

As noted above, the nature and conditions of our business will change substantially on January 1, 2013, due to contract changes.

Our net loss for the three months ended March 31, 2012 was $377,636 as compared to $9,940 for the three month period ended March 31, 2011.

Liquidity and Capital Resources

We did not begin commercial operations until April 1, 2011.   Net cash provided by operating activities totaled $28,866 for the three months ended March 31, 2012, despite our first quarter 2012 loss of $377,636, primarily due to non-cash items totaling $418,385.  These non-cash items included a $250,000 reduction of prepaid expenses for stock issued in June 2011 to Constellation Asset Advisors, Inc., an equity investor relations consulting firm, the expense of which is amortized over the 12 month term of the consulting agreement; $79,327 for stock options vesting; and $75,000 for amortization of the 2011 Agreement’s license inception fee.

We had no material commitments for capital expenditures at March 31, 2012.

As of March 31, 2012, we had approximately $114,000 of cash.  We had no cash equivalents at the end of the quarter.  Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our operating expenses into mid 2013.  However, changes in our product development or marketing plans or other events affecting our operating expenses may result in the expenditure of such cash before that time.

In view of the MDRA and the New License Agreement, we believe we will need outside financing to execute our business plan in 2013 and beyond. There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Our auditor has stated in their opinion on our 2011 annual financial statements that there is substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No disclosure required.

Item 4. Controls and Procedures

A.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act)  as of March 31, 2012. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

B.   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously noted, the 2011 Agreement provided for a $3,000,000 license inception fee to be paid by us to Boyd Research.  We did not pay the inception fee and did not have the funds to do so.  The Boyd Parties threatened to sue us for payment of the inception fee and/or seek to terminate the Exclusive Agreements and seek an injunction against us to prevent further sales of products licensed by Boyd Research, all on the ground that the inception fee had not been paid.  We resolved this dispute (and other matters) by entering into the MDRA, the New License Agreement, the Escrow Agreement and the Voting Agreement on August 24, 2012.

Item 1A. Risk Factors

No disclosure required.

Item 2. Unregistered Sales of Equity Securities

No disclosure required.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT

NUMBER	DESCRIPTION
3.1 3.1.1 3.1.2

Articles of Incorporation  (incorporated herein by reference to Form 10-K filed October 31, 2012)

Articles of Merger, filed February 22, 2011 (incorporated herein by reference to Form 10-K filed October 31, 2012)

Certificate of Amendment to Articles of Incorporation filed October 15, 2012  (incorporated herein by reference to Form 8-K filed October 17, 2012)

3.2	Bylaws (incorporated herein by reference to Form SB-2 filed on November 21, 2007)
3.2.1	Bylaws amendments adopted August 22, 2012, August 24, 2012 and September 26, 2012 (incorporated herein by reference to Form 10-K filed October 31, 2012)
31.1 31.2	Rule 13a-14(a)/Section 302 Certification of Principal Executive Officer Rule 13a-14(a)/Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	THERAPEUTIC SOLUTIONS INTERNATIONAL, INC. /s/ Timothy G. Dixon
Date: November 19, 2012		Timothy G. Dixon
	Its:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2012	By:	/s/ Gerry B. Berg
Gerry B. Berg
	Its:	Chief Financial Officer (Principal Financial Officer)

20