Form 10-Q
period 2012-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2012-11-21
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of November 19, 2012, the Registrant had 305,458,333 outstanding shares of Common Stock with a par value of $0.001 per share.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I Financial Information

Item 1.	Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$85,851	$87,976
Accounts receivable, net	28,576	37,416
Inventories	43,498	48,198
Prepaid expenses and other current assets	12,164	490,037
Total current assets	170,088	663,627

Other non-current assets	17,390	12,350
Property and equipment, net	188,303	7,639
Licensing agreement, net	2,625,000	2,775,000

Total assets	$3,000,781	$3,458,616

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$36,544	$56,777
Accrued expenses and other current liabilities	32,728	39,155
Due to related parties	3,180,000	3,004,090
Other related party current liabilities	47,201	56,211
Total liabilities	3,296,473	3,156,233

Shareholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 700,000,000 shares authorized, 305,458,333 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	305,458	305,458
Additional paid-in capital	1,115,546	975,281
Deficit accumulated	(1,716,695)	(978,356)

Total shareholders' deficit	(295,691)	302,383

Total liabilities and shareholders' deficit	$3,000,781	$3,458,616

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended June 30, 2012	For the Three Months ended June 30, 2011	For the Six Months ended June 30, 2012	For the Six Months ended June 30, 2011

Net domestic revenues	$454,897	$456,618	$961,519	$457,108
Net international revenues	144,828	94,323	245,980	94,323
Total revenues	599,725	550,941	1,207,499	551,431
Cost of goods sold	13,753	17,269	27,616	17,343
Gross profit	585,972	533,672	1,179,884	534,089

Operating expenses:
Selling	28,179	44,169	50,828	47,366
General and administrative	31,327	31,694	70,322	31,719
Salaries, wages, and related costs	285,294	254,549	605,947	254,549
Royalties	175,579	160,231	354,315	160,231
Amortization and depreciation	76,049	76,893	152,098	76,893
Consulting fees	218,621	18,708	478,761	18,708
Legal and professional fees	135,725	32,136	221,774	39,136
Total operating expenses	950,774	618,380	1,934,045	628,602

Loss from operations	(364,802)	(84,708)	(754,161)	(94,513)

Other income (expense):
Net other income	7,100	35,652	18,832	35,652
Interest expense	(3,001)	(142)	(3,010)	(277)
Total other income (expense)	4,099	35,510	15,822	35,375
Net loss	$(360,703)	$(49,198)	$(738,339)	$(59,138)

Basic and diluted loss per common share	$(0.0012)	$(0.0002)	$(0.0024)	$(0.0004)

Weighted average shares outstanding	305,458,333	296,549,542	305,458,333	168,949,899

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Cash flows from operating activities
Net loss	$(738,339)	$(59,138)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Amortization	150,000	75,000
Depreciation	2,098	1,893
Stock based compensation to officers	-	42,000
Stock based compensation to consultants	-	1,012,000
Compensation expense - employee stock option plan	140,265	-
Changes in operating assets and liabilities:
(Increase) decrease in inventory	4,700	(63,305)
(Increase) decrease in accounts receivable	8,840	(20,043)
(Increase) decrease in prepaid expenses and other current assets	477,873	(1,017,678)
(Increase) decrease in other assets	(5,040)	(10,000)
Increase (decrease) in accounts payable	(20,233)	1,061
Increase (decrease) in accrued expenses and other current liabilities	(6,427)	61,444
Increase (decrease) in other related party liabilities	(13,100)	-
Net cash provided by operating activities	637	23,234

Cash flows from investing activities
Acquisition of fixed assets	(182,763)	(8,827)
Net cash used by investing activities	(182,763)	(8,827)

Cash flows from financing activities
Note payable to related party	180,000	-
Borrowing and other advances	-	69,562
Repayments	-	(21,750)
Net cash provided by financing activities	180,000	47,812

Increase in cash	4,061	62,219
Cash at beginning of period	87,976	2,366
Cash at end of period	$85,851	$62,219

Supplemental disclosure of non-cash investing and financing activities:
Increase in liabilities from acquisition	$-	$35,101
Increase in License agreement and due to related party	-	3,000,000

Supplemental Cash Flow Information:
Cash paid for interest	$3,010	$181
Cash paid for income taxes	$800	$-

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2012

(Unaudited)

These unaudited  Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2011 included in its Annual Report on Form 10-K.

Note 1 – Organization and Presentation Basis

The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of the management of Therapeutic Solutions International, Inc. (the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of June 30, 2012, and the results of operations and cash flows for the three and six-months ended June 30, 2012. Interim results are not necessarily indicative of results for a full year or for any future period.

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

After June 30, 2012, on August 24, 2012, the Company entered into a Master Dispute Resolution Agreement (the “MDRA”) with James P. Boyd (“Boyd”), Boyd Research, Inc. and TMD Courses, Inc. (together with Boyd, the “Boyd Parties”) and Timothy G. Dixon (“Dixon”) and Gerry B. Berg, and on August 24, 2012, the Company also entered into a License Agreement with Boyd Research, Inc. and TMD Courses, Inc. (the “New License Agreement”), an Escrow Agreement with Boyd and with Chicago Title Company as escrow agent (the “Escrow Agreement”), and a Voting Agreement with Boyd (the “Voting Agreement”).

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2012.  Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at June 30, 2012.

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

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at June 30, 2012 and December 31, 2011 are summarized below:

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
Computer Hardware	$7,374	$4,612
Office Furniture and Equipment	3,639	3,639
Production Molds	180,000	-
Shipping and Other Equipment	1,575	1,575
Total	12,588	9,826
Accumulated Depreciation	(4,285)	(2,187)
Property and Equipment, net	$188,303	$7,639

Depreciation is calculated using the straight line method over the estimated useful lives of the assets.

Note 5 – License Agreements

The Exclusive Agreements granted the Company an exclusive worldwide license to make and sell under certain Boyd Parties patent rights and related technology (but excluding the United States market as to the laboratory-products semi-custom field of use), with a 30% royalty on net sales (subject to reduction under certain conditions) and a deferred $3,000,000 license inception fee.  From April 1, 2011 through June 30, 2012, essentially the Company’s entire active business consisted of the manufacture and sale of AMPSA Products as authorized by the Exclusive Agreements.  The Exclusive Agreements licensor is wholly owned by Boyd, the Company’s majority stockholder.

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

The following values were used to calculate the intrinsic values of the Company’s outstanding compensatory warrants as of their issuance dates:

Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of the compensatory warrants outstanding at June 30, 2012 and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2011	450,000	$0.78	1.26	$34,653
Granted	0
Exercised	0
Canceled	0
Exercisable at June 30, 2012	450,000	$0.78	0.76	$34,653

See Note 9 – Subsequent Events, for additional information.

Stock Based Compensation

On August 31, 2011, the Company issued options to purchase an aggregate of 7,950,000 shares of the Company’s common stock with an estimated fair value of $636,000 to its officers and employees.  The options have an exercise price of $0.08 per share.  As of June 30, 2012, 2,428,000 options have vested and no options were exercised.  Subject to continuation of service, the remaining option shares vest monthly over the next 26 months; and the options expire ten years from the date of grant unless earlier terminated.  Compensation cost, using the graded vesting attribute method in accordance with ASC 718, is recognized over the requisite service period during which each tranche of shares is earned (36 months). The value of each tranche is amortized on a sum of the years digits basis; $60,938 was expensed for the three-months ended June 30, 2012 and $140,265 for the six-months ended June 30, 2012.

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

The following table summarizes information regarding stock options outstanding as of June 30, 2012:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.08	6,900,000	9.17	$0.08	2,428,000	9.17	$0.08

A summary of the stock options available under the 2009 Stock Incentive Plan at June 30, 2012 and changes during the period then ended is presented below:

Available at December 31, 2011	10,000,000
Option shares granted before December 31, 2011	(7,950,000)
Granted	-
Exercised	-
Canceled	1,050,000
Available at June 30, 2012	3,100,000

Note 7 – Related Party Transactions

At June 30, 2012, under the 2011 Agreement, the Company was obligated for a license inception fee to a related party in the amount of $3,000,000.  This inception fee is being amortized over a ten-year period using the straight line method of amortization.  The unamortized balance at June 30, 2012 was $2,625,000.  See Note 9 – Subsequent Events, for additional information.

Under the 2011 Agreement, the Company incurred royalty expenses of $175,579 payable to a related party for the three-months ended June 30, 2012. The royalty accrued but unpaid at June 30, 2012 was $47,201.   See Note 9 – Subsequent Events, for additional information.

On April 26, 2012, the Company acquired certain production molds from a related party in exchange for a $180,000 promissory note.  The note bears 10% interest per annum and the maturity date of the note is April 26, 2014.   See Note 9 – Subsequent Events, for additional information.

Note 8 – Geographic Information

The following table provides information related to the Company’s revenues for the three and six-months ended June 30, 2012 and June 30, 2011.

Net Revenues	Three Months	Three Months	Six Months	Six Months
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net domestic revenues	$454,897	$456,618	$941,519	$457,108
Net international revenues	144,828	94,323	245,980	94,323
Total	$599,725	$550,941	$1,207,499	$551,431

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

Under the MDRA, the Company’s April 26, 2012 purchase of certain production molds from a Boyd Party for a $180,000 promissory note was rescinded.  Under the MDRA, the Company is entitled to continue to use those molds to manufacture AMPSA Products.

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

Under the MDRA, our April 26, 2012 purchase of certain production molds from TMD for a $180,000 promissory note was rescinded.  However, the MDRA entitles us to continue to use those molds to manufacture AMPSA Products.

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

For the three and six months ended June 30, 2012 and June 30, 2011

Net revenues for the three-month periods ended June 30, 2012 and 2011were $599,725 and $550,941.  The increase of approximately $50,000 for the three-months ended June 30, 2012 was mainly due to the increase of international revenues.  We derived 24% of our revenue from international sales in the 2012 three-month period versus 17% in the 2011 period.   Net revenues for the six-month periods ended June 30, 2012 and 2011 were $1,207,499 and $551,431, respectively.  We derived 20% of our revenue from international sales in the 2012 six-month period versus 17% in the 2011 period.  International revenues derive mostly from distributors’ orders and therefore tend to be “lumpy” and can vary from quarter to quarter due to timing differences.  We had no active business in the 2011 first quarter.  Revenues for the three and six-months ended June 30, 2012 and for the three-months ended June 30, 2011 related primarily to AMPSA Products.

Operating expenses for the three-months ended June 30, 2012 and June 30, 2011 were approximately the same except for consulting fees and legal and professional fees, as slight increases in salaries /wages/ related costs and royalties offset a slight decrease in selling expenses.   Consulting fees in the 2012 second quarter represented approximately $0.2 million of expense as we recognized a pro rata portion of the $1.0 million of common stock we issued to our investor relations consultant in June 2011 as compensation under a 12-month consulting agreement.  The entire $1.0 million was completely recognized as expense by mid-June 2012.   Legal and professional fees increased approximately $0.1 million in the 2012 three-month period versus the 2011 three-month period.  This increase was primarily due to negotiations during the quarter which ultimately resulted in the MDRA and the New License Agreement.

Total operating expenses for the six-months ended June 30, 2012 and June 30, 2011 were $1,934,045 and $628,602, an increase of approximately $1.3 million in the 2012 period.  We did not have any active business for the three-months ended March 31, 2011.  As a result, many of our revenues and expense items for the first half of 2012 were approximately double those for the first half of 2011.  However, consulting fees increased by approximately $0.46 million, representing recognition of the pro rata portion of the $1.0 million of common stock we issued to our investor relations consultant in June 2011; and legal and professional fees increased approximately $0.18 million, with the increase being due to negotiations during the 2012 six-month period which ultimately resulted in the MDRA and the New License Agreement.  Cash constraints and uncertainty about our future business led us to keep our marketing expenditures low during the first half of 2012.  In addition, these uncertainties rendered us unable to gain advantage during the 2012 six-month period from the investor relations consulting services.

We paid approximately $175,000 of royalties to Boyd Research, a related party, for the three-months ended June 30, 2012 and approximately $354,000 of royalties to Boyd Research for the six-months ended June 30, 2012, under the Exclusive Agreements authorizing us to sell AMPSA Products. We also paid approximately $34,000 and $70,000 for the three and six-months ended June 30, 2012 for James P. Boyd’s salary and related benefits compared to $35,000 and $35,000 for the three and six-months ended June 30, 2011.

The $3.0 million note payable to related parties shown on our balance sheet represents the license inception fee called for by the 2011 Agreement.  There is a corresponding asset (net of amortization) on the balance sheet as well.  As noted above, the 2011 Agreement was terminated in August 2012.  Although we have had a high gross profit margin on our AMPSA Products revenues since April 1, 2011, our net revenues have not provided enough economies of scale to put us in a position to pay the license inception fee.

As noted above, the nature and conditions of our business will change substantially on January 1, 2013, due to contract changes.

Our net loss for the three-months ended June 30, 2012 was $360,703 as compared to $49,198 for the three-month period ended June 30, 2011, and our net loss for the six-months ended June 30, 2012 was $738,339 as compared to $59,138 for the six-month period ended June 30, 2011.

Liquidity and Capital Resources

We did not begin commercial operations until April 1, 2011.   Net cash provided by operating activities totaled $637 for the six-months ended June 30, 2012, despite our six-month loss of $738,339, primarily due to non-cash items totaling approximately $0.77 million which included approximately a  $0.48  million reduction of prepaid expenses for stock issued in June 2011 to Constellation Asset Advisors, Inc., an investor relations consulting firm, the expense of which is amortized over the 12 month term of the consulting agreement; $0.14 million for stock options vesting, and $0.15 million for amortization of the 2011 Agreement’s license inception fee.

We had no material commitments for capital expenditures at June 30, 2012.  During the second quarter of 2012 we acquired from TMD, a related party, in exchange for a $0.18 million promissory note, certain production molds in order to ensure our ability to continue to use them in the future to manufacture our AMPSA Products.  After June 30, 2012, the MDRA rescinded this purchase transaction, but instead provided us with a contractual right to continue to access the molds to manufacture our AMPSA Products.

As of June 30, 2012, we had approximately $86,000 of cash.  We had no cash equivalents at the end of the quarter.  Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our operating expenses into early 2013.  However, changes in our product development or marketing plans or other events affecting our operating expenses may result in the expenditure of such cash before that time.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No disclosure required.

Item 4. Controls and Procedures

 A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B.  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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
3.1 3.1.1 3.1.2

Articles of Incorporation  (incorporated herein by reference to Form 10-K filed October 31, 2012)

Articles of Merger, filed February 22, 2011 (incorporated herein by reference to Form 10-K filed October 31, 2012)

Certificate of Amendment to Articles of Incorporation filed October 15, 2012  (incorporated herein by reference to Form 8-K filed October 17, 2012)

3.2	Bylaws (incorporated herein by reference to Form SB-2 filed November 21, 2007)
3.2.1	Bylaws amendments adopted August 22, 2012, August 24, 2012 and September 26, 2012 (incorporated herein by reference to Form 10-K filed October 31, 2012)
31.1 31.2	Rule 13a-14(a)/Section 302 Certification of Principal Executive Officer Rule 13a-14(a)/Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                      THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: November 21, 2012	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: November 21 , 2012	By: /s/ Gerry B. Berg
Gerry B. Berg
Chief Financial Officer (Principal Financial Officer)