Form 10-Q
period 2012-09-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2012-11-29
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 26, 2012, the Registrant had 305,458,333 outstanding shares of Common Stock with a par value of $0.001 per share.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

PART 1.  Financial Information

PAGE

Item 1.  Financial Statements

Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011

5

Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2012 and

September 30, 2011

6

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and September 30, 2011

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

19

Item 1A.  Risk Factors

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.  Defaults upon Senior Securities

19

Item 4.  Mine Safety Disclosures

19

Item 5.  Other Information

19

Item 6.  Exhibits

20

Signatures

20

PART I Financial Information

Item 1.	Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$31,566	$87,976
Accounts receivable, net	14,581	37,416
Inventories	62,544	48,198
Prepaid expenses and other current assets	5,630	490,037
Total current assets	114,321	663,627

Other non-current assets	19,546	12,350
Property and equipment, net	100,533	7,639
Licensing agreement, net	-	2,775,000

Total assets	$234,399	$3,458,616

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$42,301	$56,777
Accrued expenses and other current liabilities	32,158	39,155
Due to related parties	105,013	3,004,090
Royalties payable, related party	40,719	56,211
Total liabilities	220,191	3,156,233

Shareholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 700,000,000 shares authorized, 305,458,333 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	305,458	305,458
Additional paid-in capital	1,163,802	975,281
Deficit accumulated	(1,455,052)	(978,356)
Total shareholders' deficit	14,208	302,383

Total liabilities and shareholders' deficit	$234,399	$3,458,616

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended September 30, 2012	For the Three Months ended September 30, 2011	For the Nine Months ended September 30, 2012	For the Nine Months ended September 30, 2011

Net domestic revenues	$404,843	$419,677	$1,366,362	$876,785
Net international revenues	60,517	142,370	306,497	236,693
Total revenues	465,360	562,047	1,672,859	1,113,479
Cost of goods sold	13,272	15,436	40,888	32,779
Gross profit	452,088	546,612	1,631,971	1,080,700

Operating expenses:
Selling	22,788	55,127	73,616	102,494
General and administrative	34,779	27,809	105,101	59,527
Salaries, wages, and related costs	277,749	329,665	883,696	584,214
Royalties	139,907	167,255	494,222	327,486
Amortization and depreciation	26,143	75,766	178,241	152,659
Consulting fees	57	284,890	478,818	303,598
Legal and professional fees	82,162	6,479	303,936	45,615
Total operating expenses	583,584	946,992	2,517,629	1,575,593

Loss from operations	(131,497)	(400,380)	(885,658)	(494,893)

Other income (expense):
Expense recapture as result of settlement	400,000	-	400,000	-
Net other income (expense)	(3,845)	22,318	14,987	57,970
Interest expense	(3,015)	(22)	(6,025)	(298)
Total other income	393,140	22,297	408,962	57,672
Net income (loss)	$261,643	$(378,083)	$(476,696)	$(437,222)

Basic and diluted net income (loss) per common share	$0.0009	$(0.0012)	$(0.0016)	$(0.0020)

Weighted average shares outstanding	305,458,333	305,458,333	305,458,333	214,952,214

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Cash flows from operating activities
Net loss	$(476,696)	$(437,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Amortization	175,000	150,000
Depreciation	3,241	2,659
Stock based compensation to officers	-	42,000
Stock based compensation to consultants	-	1,012,000
Compensation expense - employee stock option plan	188,521	129,975
Expense recapture as result of settlement	(400,000)	-
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(14,346)	(58,833)
(Increase) decrease in accounts receivable	22,835	(18,760)
(Increase) decrease in prepaid expenses and other current assets	484,407	(752,596)
(Increase) decrease in other assets	(7,196)	(10,000)
Increase (decrease) in accounts payable	(14,476)	10,141
Increase (decrease) in accrued expenses and other current liabilities	(6,997)	30,683
Increase (decrease) in related party liabilities	85,431	-
Net cash provided by operating activities	39,724	100,047

Cash flows from investing activities
Acquisition of fixed assets	(96,135)	(28,021)
Net cash used by investing activities	(96,135)	(28,021)

Cash flows from financing activities
Borrowing and other advances	-	60,122
Settlement of contractual obligation	-	(26,750)
Net cash provided by financing activities	-	33,372

Increase in cash	(56,410)	105,398
Cash at beginning of period	87,976	2,366
Cash at end of period	$31,566	$103,032

Supplemental disclosure of non-cash investing and financing activities:
Increase in liabilities from merger	$-	$35,101
Increase (decrease) in License agreement and due to related party	(3,000,000)	3,000,000

Supplemental Cash Flow Information:
Cash paid for interest	$6,025	$298
Cash paid for income taxes	$800	$-

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2012

(Unaudited)

These unaudited  Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2011 included in its Annual Report on Form 10-K.

Note 1 – Organization and Presentation Basis

The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of the management of Therapeutic Solutions International, Inc. (the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of September 30, 2012, and the results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011.  Interim results are not necessarily indicative of results for a full year or for any future period.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2012.  Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at September 30, 2012.

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Amortization is computed using the straight line method over the term of the agreement.

Intangible Assets

Intangible assets would consist generally of intellectual properties such as regulatory product approvals and patents. The Company has not recorded any cost basis for intangible assets. However, the Company entered into the Exclusive Agreements on October 22, 2010 and April 1, 2011, which gave the Company respectively (i) the exclusive worldwide license to make and sell the “Total Splint System” and (ii) the exclusive worldwide license to make and sell the chairside AMPSA Products, as well as (other than in the United States) dental-laboratory semi-custom AMPSA Products. The licensor under the Exclusive Agreements is Boyd Research, Inc., a related party to the Company that is solely owned by Boyd, the majority shareholder of the Company. The Exclusive Agreements require a deferred $3,000,000 license inception fee, which the Company was amortizing over a ten year period using the straight line method of amortization, until the Exclusive Agreements were terminated on August 24, 2012. On August 24, 2012, the Company entered into the New License Agreement.    See Note 5 – License Agreements.

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

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at September 30, 2012 and December 31, 2011 are summarized below:

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
Computer Hardware	$10,747	$4,612
Production Molds	90,000	-
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Total	105,961	9,826
Accumulated Depreciation	(5,428)	(2,187)
Property and Equipment, net	$100,533	$7,639

Depreciation is calculated using the straight line method over the estimated useful lives of the assets.

Note 5 – License Agreements

The Exclusive Agreements granted the Company an exclusive worldwide license to make and sell under certain Boyd Parties patent rights and related technology (but excluding the United States market as to the laboratory-products semi-custom field of use), with a 30% royalty on net sales (subject to reduction under certain conditions) and a deferred $3,000,000 license inception fee.  The Exclusive Agreements were terminated on August 24, 2012. On August 24, 2012, the Company entered into the New License Agreement which grants the Company new licenses under the applicable patent rights and related technology of the Boyd Parties to manufacture and sell our existing chairside AMPSA Products (but not any such products other than the Company’s currently existing ones) and laboratory-manufactured semi-custom AMPSA Products.  The New License Agreement essentially carries forward the Exclusive Agreements’ terms as to sales to the US market, except that under the New License Agreement the Company’s rights to sell AMPSA Products to the US market will expire at the end of 2012.  Also, under the New License Agreement, the Company’s license rights for the non-US market will, beginning January 1, 2013, be nonexclusive.   From April 1, 2011 through September 30, 2012, essentially the Company’s entire active business consisted of the manufacture and sale of AMPSA Products as authorized by the Exclusive Agreements.  The Exclusive Agreements and New License Agreement licensors are wholly owned by Boyd, the Company’s majority stockholder.

The Company owed a $3,000,000 license inception fee under the 2011 Agreement, and the Company amortized the inception fee over the 10-year term of the Agreement.  When the license fee obligation was terminated on August 24, 2012, the Company reversed the $400,000 of amortization charges it had recognized during 2011 and 2012, and recognized this amount as other income.

See Note 1 - Organization and Presentation Basis.

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

The following values were used to calculate the intrinsic values of the Company’s outstanding compensatory warrants as of their issuance dates:

Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of the compensatory warrants outstanding at September 30, 2012 and changes during the period then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2011	450,000	$0.78	1.26	$34,653
Granted	0
Exercised	0
Canceled	0
Exercisable at September 30, 2012	450,000	$0.78	0.51	$34,653

See Note 9 – Subsequent Event.

Stock Based Compensation

On August 31, 2011, the Company issued options to purchase an aggregate of 7,950,000 shares of the Company’s common stock with an estimated fair value of $636,000 to its officers and employees.  The options have an exercise price of $0.08 per share.  As of September 30, 2012, 2,944,000 options have vested and no options were exercised.  Subject to continuation of service, the remaining option shares vest monthly over the next 23 months; and the options expire ten years from the date of grant unless earlier terminated.  Compensation cost, using the graded vesting attribute method in accordance with ASC 718, is recognized over the requisite service period during which each tranche of shares is earned (36 months). The value of each tranche is amortized on a sum of the years digits basis; $48,256 was expensed for the three months ended September 30, 2012 and $188,521 for the nine months ended September 30, 2012.

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

The following table summarizes information regarding stock options outstanding as of September 30, 2012:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.08	6,900,000	8.92	$0.08	2,944,000	8.92	$0.08

A summary of the stock options available under the 2009 Stock Incentive Plan at September 30, 2012 and changes during the period then ended is presented below:

Available at December 31, 2011	10,000,000
Option shares granted before December 31, 2011	(7,950,000)
Granted	-
Exercised	-
Canceled	1,050,000
Available at September 30, 2012	3,100,000

In the calculation of net loss per share for periods in which the Company had net loss, all options and warrants are excluded because including them would be antidilutive.  In the calculation of diluted net income per share for the three months ended September 30, 2012, all options and warrants are excluded because their exercise prices are greater than the current market price of the Company’s common stock, and including them would be antidilutive.

Note 7 – Related Party Transactions

Under the 2011 Agreement, the Company was obligated for a license inception fee to a related party in the amount of $3,000,000. On August 24, 2012, the Company entered into the MDRA and related agreements.   Under the terms of the MDRA, the 2011 Agreement (including its $3,000,000 license inception fee obligation) was terminated.  See Note 1 - Organization and Presentation Basis.

Under the 2011 Agreement and the New License Agreement, the Company incurred royalty expenses of $139,907 payable to a related party for the three months ended September 30, 2012 ($494,222 for nine months). The royalty accrued but unpaid at September 30, 2012 was $40,719. See Note 1 - Organization and Presentation Basis.

On April 26, 2012, the Company acquired certain production molds from a related party in exchange for a $180,000 promissory note.  On August 24, 2012, the MDRA rescinded this agreement, but instead provided the Company with a contractual right to continue to access the molds to manufacture the Company’s AMPSA Products.  For the rights to access and use the molds for production of AMPSA Products the Company will pay to the related party $90,000 payable in equal monthly payments of $5,000 per month, for 18 months, beginning July 1, 2013.

On August 24, 2012, the Company entered into the New License Agreement with two related parties.

Note 8 – Geographic Information

The following table provides information related to the Company’s revenues for the three and nine months ended September 30, 2012 and September 30, 2011.

Net Revenues	Three Months	Three Months	Nine Months	Nine Months
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net domestic revenues	$404,843	$419,677	$1,366,362	$876,785
Net international revenues	60,517	142,370	306,497	236,693
Total	$465,360	$562,047	$1,672,859	$1,113,479

Note 9 – Subsequent Event

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

On April 1, 2011, we entered into an Exclusive License Agreement (as amended on November 1, 2011, the “2011 Agreement”) with Boyd Research, Inc., (“Boyd Research”); and our predecessor, Splint Decisions Inc., and Boyd Research and TMD Courses, Inc. (“TMD” and together with James P. Boyd and Boyd Research, the “Boyd Parties”), were party to an Exclusive License Agreement dated October 22, 2010, as amended on July 8, 2011 (together with the 2011 Agreement, the “Exclusive Agreements”).  The Exclusive Agreements provided us with, among other things, an exclusive worldwide license for all legal right, title and interest to certain technology including patents, patent applications, know-how and inventions concerning  Anterior Midpoint Stop Appliances  (“AMPSA Products”), including all know-how, technical data, or other information of any kind regarding the design, manufacture, operation, use, or sale of the AMPSA Products for use in any field incorporating or based on United States Patent No. 6,666,212, foreign counterparts of this patent, or of the applications leading to such patents, and any other patents owned or controlled by Boyd Research or based on any products sold by Boyd Research, and any modification or improvements thereto made by us or Boyd Research.  The only exception to such worldwide exclusivity is that Keller Laboratories, Inc. has the exclusive right to manufacture and distribute laboratory fabricated semi-custom versions of the AMPSA Products in the United States.  Since entering into the Exclusive Agreements, essentially our entire active business has consisted of the manufacture and sale of AMPSA Products.

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

The Exclusive Agreements (specifically, the 2011 Agreement) provided for a $3,000,000 inception fee to be paid by us to Boyd Research.  We did not pay the inception fee and did not have the funds to do so.  The Boyd Parties threatened to sue us for payment of the inception fee and/or seek to terminate the Exclusive Agreements and seek an injunction against us to prevent further sales of products licensed by Boyd Research, all on the ground that the inception fee had not been paid.  We believed that we had valid defenses but determined that it was in our best interest to, instead of putting our defenses to the test, enter into the MDRA and the New License Agreement.

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

Boyd has placed the 223,991,933 shares of Company common stock in escrow pursuant to the Escrow Agreement, to be released to us for cancellation when we finish making timely estimated minimum royalties and other payments, all totaling $351,000, into the escrow for the benefit of Boyd, which we expect to finish doing no later than January 2013.  $301,000 of the $351,000 consists of estimated minimum royalties payments which roughly correspond to the anticipated amount of the 30% royalty on AMPSA Products net sales which we would owe anyway for the remainder of 2012, and the other $50,000 is a portion of the $140,000 of deferred payments referred to above.  As of the date of filing this Quarterly Report on Form 10-Q, we have paid $177,000 of the $351,000.

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

For the three and nine months ended September 30, 2012 and September 30, 2011

Net revenues for the three month periods ended September 30, 2012 and 2011were $465,360 and $562,047.  The decrease of approximately $97,000 for the three months ended September 30, 2012 was mainly due to a decrease in international revenues.  International revenues derive mostly from distributors’ orders and therefore tend to be “lumpy”; we do not believe the third quarter 2012 international revenues figure reflects an actual decline in demand for our AMPSA Products internationally.  Net revenues for the nine month periods ended September 30, 2012 and 2011 were $1,672,859 and $1,113,479, as a result of the 2012 period representing nine months of active operations and the 2011 period representing six months of active operations.

We had no active business in the 2011 first quarter.  Revenues for the three and nine months ended September 30, 2012 and for the three months ended September 30, 2011 related primarily to AMPSA Products.

Although we have had a high gross profit margin on our AMPSA Products sales since April 1, 2011, our net revenues have not provided enough economies of scale to put us in a position to pay or finance the 2011 Agreement’s $3.0 million inception fee.  To resolve that obligation, we entered into the MDRA, the New License Agreement and the related agreements on August 24, 2012.

Operating expenses for the three months ended September 30, 2012 decreased sharply mainly due to the reduction in consulting fees.  Consulting fees were reduced from approximately $0.3 million for the three months ended September 30, 2011 to near zero for the three months ended September 30, 2012, due to the expiration of the one year investor relations consultant agreement signed in June 2011.  We issued $1.0 million of stock to the consultant in June 2011 and recognized the expense ratably over the agreement’s 12 month term. Amortization and depreciation was approximately $0.026 million for the three months ended September 30, 2012 versus approximately $0.076 million for the three months ended September 30, 2011. We owed a $3.0 million license inception fee under the 2011 Agreement, and we were amortizing the $3.0 million over the 10-year term of the 2011 Agreement. When the license inception fee obligation was terminated in August 2012, we reversed the $0.4 million of amortization charges we had recognized during 2011 and 2012, with respect to this obligation, and recognized this amount as other income. Legal and professional fees increased approximately $0.076 million in the third quarter of 2012 as compared to the third quarter of 2011.  This increase was primarily due to negotiations during the quarter which  resulted in the MDRA and the New License Agreement.  Other changes were decreases in salaries and wages due to lower headcount, and in royalties due to lower sales in the quarter.  Lower sales and uncertainty about our future business led us to keep our selling expenditures lower during the 2012 third quarter than in the 2011 third quarter.

Operating expenses for the nine months ended September 30, 2012 and September 30, 2011 were approximately $2.5 million and $1.6 million, an increase of approximately $0.9 million in the 2012 period. We did not have any active business for the three months ended March 31, 2011. As a result, expense items of general and administration, salaries/wages/related costs and royalties for the nine months ended September 30, 2012 were higher than those for the first nine months of 2011. Amortization and depreciation was approximately $0.18 million for the nine months ended September 30, 2012 versus approximately $0.15 million for the nine months ended September 30, 2011. We owed a $3.0 million license inception fee under the 2011 Agreement, and we were amortizing the $3.0 million over the 10-year term of the 2011 Agreement. When the license fee obligation was terminated in August 2012, we reversed the $0.4 million of amortization charges we had recognized during 2011 and 2012, with respect to this obligation, and recognized this amount as other income. Consulting fees increased by approximately $0.175 million, representing recognition of the pro rata portion of the $1.0 million of common stock we issued to our investor relations consultant in June 2011 as compensation for 12 months of consulting services.  There was only about 3.5 months of such recognition in the first nine months of 2011, but there was about 5.5 months of such recognition in the first nine months of 2012. The entire $1.0 million was completely recognized as expense by mid June 2012. Legal and professional fees increased approximately $0.26 million in the first three quarters of 2012 as compared to the first three quarters of 2011.  This increase was primarily due to negotiations during the nine-month 2012 period which resulted in the MDRA and the New License Agreement.  Cash constraints and uncertainty about our future business led us to keep our selling expenditures low during the first nine months of 2012 versus 2011.  In addition, these uncertainties rendered us unable to gain advantage during 2012 from the investor relations consulting services mentioned above.

We paid approximately $140,000 of royalties to Boyd Research, a related party, for the three months ended September 30, 2012 and approximately $494,000 to Boyd Research for the nine months ended September 30, 2012, under the Exclusive Agreements and New License Agreement authorizing us to sell AMPSA Products. We also paid approximately $44,000 and $114,000 for the three and nine months ended September 30, 2012 for Boyd’s salary and related benefits as compared to $38,111 and $87,445 for the three and nine months ended September 30, 2011.

As noted above, the nature and conditions of our business will change substantially on January 1, 2013, due to contract changes.

Our net income for the three months ended September 30, 2012 was $261,643 as compared to a net loss of $378,083 for the three month period ended September 30, 2011, and our net loss for the nine months ended September 30, 2012 was $476,696 as compared to a net loss of $437,222 for the nine month period ended September 30, 2011.

Liquidity and Capital Resources

We did not begin commercial operations until April 1, 2011.   Net cash provided by operating activities totaled $39,724 for the nine months ended September 30, 2012, despite our nine month loss of $476,696, primarily due to two non-cash items totaling approximately $0.67 million: an approximately  $0.48  million reduction of prepaid expenses for stock issued in June 2011 to Constellation Asset Advisors, Inc., an investor relations consulting firm, the expense of which was amortized over the 12 month term of the consulting agreement, including the first 5.5 months of 2012; and $0.19 million for stock options vesting. These non-cash items were partially offset by a recapture in 2012 of $0.225 million of amortization expense recognized in 2011 for the 2011 Agreement license inception fee amortization (i.e., $0.4 million total was recaptured in 2012 as a result of the MDRA and the New License Agreement, but $0.175 million of the original $0.4 million of amortization had been expensed earlier in 2012 itself).

We had no material commitments for capital expenditures at September 30, 2012.  During the second quarter of 2012 we acquired from TMD, a related party, in exchange for a $0.18 million promissory note, certain production molds in order to ensure our ability to continue to use them in the future to manufacture our AMPSA Products.  On August 24, 2012, the MDRA rescinded this purchase transaction, but instead provided us with a contractual right to continue to access the molds to manufacture our AMPSA Products.  For the rights to access and use the molds for production of AMPSA Products we will pay to TMD a total of $0.09 million, payable in equal monthly payments of $5,000 per month, for 18 months, beginning July 1, 2013.

As of September 30, 2012, we had approximately $32,000 of cash.  We had no cash equivalents at the end of the quarter.  Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our operating expenses into early 2013.  However, changes in our product development or marketing plans or other events affecting our operating expenses may result in the expenditure of such cash before that time.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No disclosure required.

Item 4. Controls and Procedures

A.  Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B.   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

No disclosure required.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation (incorporated herein by reference to Form 10-K filed October 31, 2012)

3.1.1	Articles of Merger, filed February 22, 2011 (incorporated herein by reference to Form 10-K filed October 31, 2012)

3.1.2	Certificate of Amendment to Articles of Incorporation filed October 15, 2012 (incorporated herein by reference to Form 8-K filed October 17, 2012)

3.2	Bylaws (incorporated herein by reference to Form SB-2 filed November 21, 2007)

3.2.1	Bylaws amendments adopted August 22, 2012, August 24, 2012 and September 26, 2012 (incorporated herein by reference to Form 10-K filed October 31, 2012)

10.1

Master Dispute Resolution Agreement, by and among us, James P. Boyd, Boyd Research, Inc., TMD Courses, Inc., Timothy G. Dixon and Gerry B. Berg, dated August 24, 2012 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed August 30, 2012)

10.2	License Agreement, by and among us, Boyd Research, Inc. and TMD Courses, Inc., dated August 24, 2012 (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed August 30, 2012)

10.3

Escrow Agreement, by and among us and James P. Boyd and Chicago Title Company (as escrow agent), dated August 24, 2012 (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed August 30, 2012)

10.4	Voting Agreement, by and between us and James P. Boyd, dated August 24, 2012 (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed August 30, 2012)

31.1	Rule 13a-14(a)/Section 302 Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/Section 302 Certification of Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                      THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: November 29, 2012	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: November 29, 2012	By: /s/ Gerry B. Berg
Gerry B. Berg
Chief Financial Officer (Principal Financial Officer)

20