Form 10-K
period 2012-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2013-03-29
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number:  000-54554

Therapeutic Solutions International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-1226465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4093 Oceanside Boulevard, Suite B

Oceanside, California 92056

(Address of principal executive offices, including zip code)

(760) 295-7208

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of class
Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,019,250 based on a closing price of $0.05 at June 28, 2012.

As of March 26, 2013, 83,466,400 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

INDEX

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I.

IMPORTANT PREFATORY NOTE

On August 24, 2012, we entered into a Master Dispute Resolution Agreement (the “MDRA”) with James P. Boyd (“Boyd”), Boyd Research, Inc. (“Boyd Research”) and TMD Courses, Inc. (“TMD” and together with Boyd and Boyd Research, the “Boyd Parties”) and Timothy G. Dixon (“Dixon”) and Gerry B. Berg (“Berg”), and on August 24, 2012 we also entered into a License Agreement with Boyd Research and TMD (the “New License Agreement”), an Escrow Agreement with Boyd and with Chicago Title Company as escrow agent (the “Escrow Agreement”), and a Voting Agreement with Boyd.  We filed Form 8-K’s with the Securities and Exchange Commission on August 28, 2012, August 29, 2012 and August 30, 2012 in regard to these matters.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•

Need for additional capital;

•

Limited operating history in our new business model;

•

Exclusion from the United States market for AMPSA Products;

•

Limited experience introducing new products;

•

Limited operating history in international markets;

•

Our ability to successfully expand our operations and manage our future growth;

•

Difficulty in managing our growth and expansion;

•

Dilutive effects of any raising of additional capital;

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

We file our quarterly and annual reports with the Securities and Exchange Commission (“SEC”), which the public may view and copy at the SEC’s Public Reference Room at 100 F Street, N.E. Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site, the address of which is www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers which file electronically with the SEC.  The periodic and current reports that we file with the SEC can also be obtained from us free of charge by directing a request to Therapeutic Solutions International, Inc., 4093 Oceanside Blvd, Suite B, Oceanside, California  92056, Attn:  Corporate Secretary.

Description of Business

We manufacture and sell (directly and through distributors and sublicensees), in non-US countries, plastic intraoral devices known as Anterior Midpoint Stop Appliances (“AMPSA Products”).  Our customers are dentists and doctors; we do not sell directly to patients or consumers.  The AMPSA Products, which are used for the treatment and prevention of common neurological and temporomandibular disorders including migraine headaches, migraine pain and bruxism, are based on patents which we in-license from the Boyd Parties.  We sell our AMPSA Products under our registered trademarks AMPSA CS® and Migran-X®, and under the legacy in-licensed trademarks “NTI” and NTI-tss ®.

We also provide AMPSA-related educational programs; we have been approved as a Program Approval for Continuing Education (PACE) Provider of Dental Continuing Education by the Academy of General Dentistry.

The AMPSA Products are US FDA cleared for the prophylactic treatment of medically diagnosed migraine pain as well as migraine associated tension-type headaches, by reducing their signs and symptoms through reduction of trigeminally innervated muscular activity.  The trigeminal nucleus complex of nerves is a relay nucleus for head and face pain and has three distinct branches: ophthalmic, mandibular and maxillary.  From studies and clinical trials, we have determined that many migraine headaches most likely result from a dysfunction of the trigeminal nerve that is triggered by the clenching of the teeth, usually, but not always, at night.  When such migraine sufferers clench their teeth, their distinct pathology allows for the trigeminal innervation of the surrounding blood vessels and meninges, the reflex connections of the trigeminal system with the cranial parasympathetic outflow, and local and descending pain modulation.

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

AMPSA Products include a patented design that we refer to as the “discluding element.” This discluding element prevents the posterior and canine teeth from clenching, thereby preventing the triggering pathology leading to many migraine headaches from occurring.  As noted above, we in-license the relevant patents.  We have not engaged in research and development.

We manufacture the chairside-fitted AMPSA Products through a sole-source contract manufacturer in the United States.  The raw materials used in AMPSA Products are readily available.

We have CE Mark certification for our AMPSA Products.  Our AMPSA Products received 510(k) clearance from the US Food and Drug Administration.

AMPSA Products generally also require, in each national market, some sort of clearance or approval from the national government agency with jurisdiction over dental and/or medical devices.

Business until December 31, 2012

Through December 31, 2012 we made (through our contract manufacturer) and sold chairside-fitted AMPSA Products directly to licensed dentists in the United States, and to licensed dentists in foreign countries both directly and through distributors.

On April 1, 2011, we entered into an Exclusive License Agreement (as amended on November 1, 2011, the “2011 Agreement”) with Boyd Research.  Our predecessor, Splint Decisions Inc., and Boyd Research and TMD were party to an Exclusive License Agreement dated October 22, 2010, as amended on July 8, 2011 (together with the 2011 Agreement, the “Exclusive Agreements”). The Exclusive Agreements provided us with, among other things, an exclusive worldwide license for all patents and other information regarding the design, manufacture, operation, use, or sale of the AMPSA Products theretofore sold by Boyd Research.  The only exception to such worldwide exclusivity was that Keller Laboratories, Inc. had the exclusive right to manufacture and distribute laboratory fabricated semi-custom versions of the AMPSA Products in the United States.  The Exclusive Agreements called for us to pay a 30% royalty rate and a $3,000,000 license inception fee.

From the time we entered into the 2011 Agreement until December 31, 2012, essentially our entire active business consisted of the manufacture and sale of AMPSA Products to licensed dentists as authorized by the Exclusive Agreements.

On August 24, 2012, in connection with the MDRA, we entered into the New License Agreement with Boyd Research and TMD.

The New License Agreement terminated the Exclusive Agreements.  However, the New License Agreement granted us new licenses under the applicable patent rights and related technology of the Boyd Parties to manufacture and sell our existing AMPSA Products (but not any such products other than our currently existing ones) and laboratory-manufactured semi-custom AMPSA Products.

The New License Agreement essentially carried forward the Exclusive Agreements’ terms as to the United States market for the remainder of 2012, but under the New License Agreement our rights to sell AMPSA Products to the United States market expired at the end of 2012.  Specifically, for chairside AMPSA Product in the United States market, the New License Agreement granted us an exclusive license, carrying a 30% royalty on net sales; but such license expired on December 31, 2012.

For sales of the existing AMPSA Products to non-US markets, the New License Agreement granted us for the remainder of 2012 an exclusive license, which converted to a non-exclusive license on January 1, 2013.  Under the New License Agreement, we paid a 30% royalty on 2012 net sales of the existing AMPSA Products to both US and non-US markets.

In the transition from the Exclusive Agreements to the New License Agreement, we gave up our license rights to the “Total Splint System” intraoral devices (which we had not successfully commercialized) and to all potential chairside AMPSA Products which could have been commercialized using our Exclusive Agreements rights but which we were not selling as of August 2012.

The MDRA and New License Agreement contained various provisions pertaining to the transition of US market sales of the existing AMPSA Products from us to a Boyd Party on January 1, 2013, joint access to AMPSA Products production molds, website and toll-free telephone number transition, regulatory matters, etc.  We provided a limited supply of the existing AMPSA Products to the Boyd Parties so they were able to begin selling and shipping without interruption effective January 1, 2013.

Our Business Going Forward

Under the New License Agreement, we have the non-exclusive right to manufacture and sell, free of any royalty or inception-fee obligations, our existing AMPSA Products in all non-US countries beginning January 1, 2013.  However, beginning January 1, 2013, we have no right to sell AMPSA Products in the United States.

On January 1, 2013, the Boyd Parties began selling to the US market the AMPSA Products which we had previously sold to the US market (and which, beginning on that date, we were no longer allowed to sell to the US market) and new AMPSA Products as well.  The Boyd Parties also have the right to sell AMPSA Products in all foreign countries beginning January 1, 2013, on a non-exclusive basis.

Sales of chairside AMPSA Products to the US market constituted over 80% of our AMPSA business in 2011 and 2012.  Our challenge in 2013 and future years is to counter the loss of our chairside AMPSA Products sales to the US market and the loss of the ability to introduce new products based on Boyd Party technology, by increasing sales of our existing AMPSA Products to non-US markets, making sales of laboratory-produced AMPSA Products to non-US markets and/or by successfully introducing into the US and non-US markets new products which do not require licenses from the Boyd Parties.

We currently have distributors for chairside-fitted AMPSA Products in the following markets:  Canada, the United Kingdom, Ireland, France, Spain, Scandinavia, Germany, Switzerland, Austria, the Netherlands, Poland, Russia, Israel, Morocco, Turkey, South Africa, China, Singapore, Japan, Cambodia, Australia, New Zealand, and Hong Kong.  In addition, we have a sublicensee for semi-custom laboratory-produced AMPSA Products in the United Kingdom, Ireland, France, Spain and Scandinavia, and we plan to sell chairside-fitted AMPSA Products directly to dentists and/or doctors in many countries, particularly Brazil.  (There are almost three times as many dentists in Brazil as there are in the United States.)

Employees

As of December 31, 2012, we had seven full-time employees, all non-union.  As of March 1, 2013, we had four full-time employees.  We believe that our relations with our employees are good.

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

Factors affecting future operating results

Because we need additional capital and our auditors have issued a going concern opinion, there is a risk that we will become unable to continue activities.

We urgently need additional capital.  Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.

If we are able to complete financing through the sale of additional shares of our common stock in the future, then stockholders will experience dilution.

The most likely source of future financing is through the sale of shares of our common stock.  Any sale of common stock will result in dilution of equity ownership to existing stockholders.  This means that if we sell shares of our common stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding.  In addition, our stock price is low and so we would have to sell many new shares in order to raise the capital we need.  Alternatively, if we were able to borrow money, we would have to assume debt obligations that require us to make interest and principal payments.

Because there is currently a limited public trading market for our common stock, you may not be able to resell your stock.

Our stock is now traded in OTC Markets Group Inc.’s OTCQB marketplace, which results in a very illiquid and limited market for our common stock.  There is no assurance we will be able to retain this listing or obtain or retain any listing on any other market or exchange.

We have identified material weaknesses in our internal control over financial reporting.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business.

We evaluated our existing controls as of December 31, 2012.  Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting.  A “material weakness” is a control deficiency, or combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Readers are directed to review that portion of this Form 10-K entitled Item 9A Controls and Procedures for a detailed disclosure.

Under Section 404 and the SEC’s rules, a company cannot find that its internal control over financial reporting is effective if any “material weaknesses” exist in its controls over financial reporting.

Our business changed materially on January 1, 2013 when we lost the right to sell AMPSA Products to the United States market.

Sales of chairside AMPSA Products in the U.S. market accounted for over 80% of our business through December 31, 2012.  As a result, when we lost the right to sell AMPSA Products to the United States market on January 1, 2013, it became incumbent on us to increase sales of our existing AMPSA Products to non-US markets, develop sublicensees for laboratory-produced AMPSA Products to non-US markets and/or successfully introduce into the US and non-US markets new (non-AMPSA) products.

If we fail to create these sales and/or introduce new products successfully, it will likely harm our operating results.  We do not have demonstrated high-volume experience selling AMPSA Products to non-US markets, developing sublicensees for laboratory-produced AMPSA Products to non-US markets and/or successfully introducing into the US and non-US markets new products, and no assurances can be given that we will be successful doing so.

Beginning on January 1, 2013, we are subject to competition from Boyd Research, and any of its distributors and licensees, in the AMPSA Products business in foreign markets.

Beginning on January 1, 2013, we are subject to competition from Boyd Research, and any of its distributors and licensees, in the AMPSA Products business in foreign markets.  They have the right to sell AMPSA Products which are physically the same as ours, and they also have the right to sell new and different AMPSA Products.  We do not know how active Boyd Research will be in pursuing non-US markets.  Boyd Research, and any of its distributors and licensees, may have greater financial and other resources, and more effective marketing organizations than we do.  If we are unable to compete successfully, we may not be able to sell enough products at a price sufficient to permit us to generate profits.

If our patent license from Boyd Research were to be terminated, our AMPSA Products business would be materially adversely affected.

Since April 1, 2011, essentially our entire active business has consisted of the manufacture and sale of AMPSA Products.  If we were to materially breach our agreements with the Boyd Parties, and if such breaches resulted in the termination of the New License Agreement, pursuant to which we are permitted to manufacture and sell patented AMPSA Products, such termination would have a material adverse effect upon our revenues and cash flow.

If we do not engage and retain additional foreign distributors, our foreign sales of chairside AMPSA Products will not grow sufficiently.

For foreign markets (with certain exceptions, among which is Brazil), we distribute our products primarily through distributors.  As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products.  Our future growth depends on our ability to engage distributors for foreign sales of our chairside AMPSA products and the efforts of these distributors.  If we are not successful in engaging such additional distributors, or those that we do engage are not successful in selling our products, our financial position and results of operations will be adversely affected.

If we do not establish foreign sublicensees for laboratory-produced AMPSA Products, we will not be able to grow that portion of our business sufficiently.

Pursuant to the New License Agreement, we have the right to manufacture and distribute the laboratory fabricated semi-custom versions of the AMPSA Products outside the US market.  However, we ourselves do not have the expertise, capabilities or resources necessary to do so.  As a result, we must establish foreign sublicensees for these products in order to grow this portion of our business.  We do not have a track record in doing so, and no assurances can be made that we will be successful.

We rely on a sole-source contract manufacturer for our AMPSA Products.

We only use one contract manufacturer for the manufacture of AMPSA Products.  If this manufacturer became unable or unwilling to supply us, we may not be able to replace them quickly, and our financial position and results of operations would likely be adversely affected.

Beginning January 1, 2014, we will no longer be able to use the in-licensed “NTI” trademark for AMPSA Products, and will have to rely on our own new trademarks.

Until 2013 we sold our AMPSA Products in conjunction with the in-licensed “NTI” trademark.  Beginning January 1, 2014, we will no longer be able to use the in-licensed “NTI” trademark for our AMPSA Products.  Although we have introduced our own trademarks and are working to phase out our and our distributors’ use of the “NTI” trademark, we believe that this trademark is valuable, and selling AMPSA Products without it may lead to reduced sales and/or additional price pressure.

Our international activities are subject to the risks of doing business abroad, which could affect our ability to sell our products profitably in international markets.

Beginning January 1, 2013, all sales of our AMPSA Products will be done internationally, and subject to the risks of doing business abroad.  These risks include:

•

regulations and requirements of national agencies with jurisdiction over medical and/or dental devices;

•

the difficulty and expenses of enforcing patents in foreign courts against infringers;

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

We may not be able to identify, procure and introduce new (non-AMPSA) products in the US and foreign markets.

Beginning January 1, 2013, we lost all rights to sell AMPSA Products in the US and our rights to sell our current AMPSA Products in the non-US market changed from exclusive to non-exclusive.  As a result, we will face increased competition for sales of current AMPSA Products and will not have rights to new products related to patents held by the Boyd Parties.  Over time we must introduce successful new products, independently and/or in conjunction with third parties.  We do not have a history of developing and introducing new products.  If new products fail to gain acceptance, we likely will fail to generate sufficient revenue or operating margin, and our business will be adversely affected.

Our success significantly depends on key personnel and our ability to attract and retain additional personnel.

Our future success is dependent on the efforts, performance and abilities of our key management.  The loss of the services of our executive officers, particularly Timothy G. Dixon or Gerry Berg, would deprive us of the strategic direction and daily operational efforts they provide and would have a significant adverse impact on our business.

Our personnel and physical infrastructure may not be adequate to manage any growth that might occur in our business, especially if we introduce new (non-AMPSA) products.

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

•

Limited “public float” – many of our shares are in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

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

The trading market for our common stock is currently not liquid.  We cannot predict how liquid the market for our common stock might become.  Our common stock is quoted in OTC Markets Group Inc.’s OTCQB marketplace under the symbol TSOI. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy the listing standards of, a national securities exchange such as NASDAQ, or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock not be able to remain on the OTCQB marketplace or be suspended from the OTCQB marketplace, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock may be deemed a “penny stock”, which would make it more difficult for investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under the Exchange Act.  The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities continue to be subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

Provisions of our Articles of Incorporation and Nevada law could deter a change of control, which could discourage or delay offers to acquire us.

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

The elimination of monetary liability against our directors and officers under the Company’s Articles of Incorporation and Nevada law, and the existence of indemnification rights to our directors, officers and employees, may result in substantial expenditures by the Company.

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

No disclosure required.

ITEM 2

PROPERTIES.

We do not own any real-estate property or manufacturing equipment.  Our business is conducted in approximately 1,300 square feet of rented space located at 4093 Oceanside Blvd., Suite B, Oceanside, CA 92056.

ITEM 3

LEGAL PROCEEDINGS.

None.

ITEM 4

MINE SAFETY DISCLOSURES.

No disclosure required.

PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is traded in OTC Markets Group Inc.’s OTCQB marketplace under the ticker symbol TSOI.  As of the date of this Annual Report on Form 10-K there are approximately 137 stockholders of record of our common stock.

The following table sets forth the quarterly high and low sales prices for our common stock from January 1, 2011 through December 31, 2012.

Quarter Ended	High	Low
December 31, 2012	$0.08	$0.01
September 30, 2012	$0.05	$0.02
June 30, 2012	$0.07	$0.01
March 31, 2012	$0.07	$0.03
December 31, 2011	$0.10	$0.07
September 30, 2011	$0.12	$0.07
June 30, 2011	$0.19	$0.05
March 31, 2011	$0.17	$0.05

Dividends

We did not declare or pay dividends during 2011 and 2012 and do not anticipate declaring or paying dividends in the foreseeable future.

Repurchases/Cancellation of Securities

We made no repurchases of our securities during 2011 or 2012.

Pursuant to the terms of the MDRA, and upon satisfaction of the conditions specified in the Escrow Agreement, on January 18, 2013 James Boyd surrendered 223,991,933 shares of common stock to us for cancellation.  The MDRA did not require us to pay a separate consideration in respect of the surrendered shares.

ITEM 6

SELECTED FINANCIAL DATA.

No disclosure required.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company.  The following discussion contains forward-looking statements that involve risks and uncertainties.  See “Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.  This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

General / 2012 Change in Key Business Rights and Obligations/ Trends and Uncertainties.

We were organized on August 6, 2007 under the name Friendly Auto Dealers, Inc.  Our initial business strategies did not come to fruition, and we had no active business operations until, on April 1, 2011, under one of the Exclusive Agreements, we acquired an exclusive worldwide license to make and sell (i) chairside AMPSA Products; and (ii) the dental laboratory semi-custom version of AMPSA Products outside of the United States; and since then, our business has consisted primarily of the manufacture and sale of AMPSA Products.

On August 24, 2012, we undertook major changes by entering into (i) a Master Dispute Resolution Agreement (the “MDRA”) with James P. Boyd (“Boyd”), Boyd Research, Inc. (“Boyd Research”) and TMD Courses, Inc. (“TMD” and together with Boyd and Boyd Research, the “Boyd Parties”) and Timothy G. Dixon (“Dixon”) and Gerry B. Berg (“Berg”), (ii) a License Agreement with Boyd Research and TMD (the “New License Agreement”), (iii) an Escrow Agreement with Boyd and with Chicago Title Company as escrow agent (the “Escrow Agreement”), and (iv) a Voting Agreement with Boyd.

Under the MDRA, Boyd agreed to surrender 223,991,933 shares of our common stock and resigned as a director of the Company.  The MDRA also provided that Boyd’s employment with us would continue throughout 2012, with his salary rate reduced to $100,000 per annum as of the date of the MDRA.  Also, the Boyd Parties agreed never to directly and/or indirectly sell into the public market, in any rolling 90-day period, more than 1% of our then-outstanding common stock; and they agreed to a 10-year standstill prohibiting them from further acquisitions of our stock and from seeking or assisting to acquire or gain control of us.  Further, the Boyd Parties agreed not to, except in conjunction with other stockholders (unaffiliated with them) holding at least 1,000,000 shares of our common stock, exercise any stockholder rights other than the right to vote.

Before the New License Agreement, we and certain Boyd Parties were party to the Exclusive Agreements, which granted us an exclusive worldwide license to certain Boyd Parties patent rights and related technology (but no license for the US dental-laboratory field).

The Exclusive Agreements provided for a 30% royalty rate and a $3,000,000 license inception fee to be paid by us to Boyd Research.  We did not pay the inception fee and did not have the funds to do so.  The Boyd Parties threatened to sue us for payment of the inception fee and/or seek to terminate the Exclusive Agreements and seek an injunction against us to prevent further sales of products licensed by Boyd Research, all on the ground that the inception fee had not been paid.  We believed that we had valid defenses but determined that it was in our best interest to, instead of putting our defenses to the test, enter into the MDRA and the New License Agreement.

The New License Agreement terminated the Exclusive Agreements.  However, the New Licensee Agreement granted us new licenses under the applicable patent rights and related technology of the Boyd Parties to manufacture and sell our existing chairside AMPSA Products (but not any such products other than our currently existing ones) and laboratory-manufactured semi-custom AMPSA Products.

The New License Agreement essentially carried forward the Exclusive Agreements’ terms as to sales to the US market for the remainder of 2012, but under the New License Agreement our rights to sell AMPSA Products to the US market expired at the end of 2012.  Specifically, for AMPSA Products sales to the US market, the New License Agreement granted us an exclusive license (but no license for the US dental-laboratory field), carrying a 30% royalty on net sales; but such license for the US market expired on December 31, 2012.

For sales of the existing AMPSA Products to non-US markets, the New License Agreement granted us for the remainder of 2012 an exclusive license, which converted to a non-exclusive license on January 1, 2013.  Under the New License Agreement, we had to pay a 30% royalty on 2012 net sales of the existing AMPSA Products to non-US markets, but, under the New License Agreement, after 2012 our net sales to non-US markets are royalty-free.

We had been paying a 30% royalty on all net sales of the existing AMPSA Products (to both the US and non-US markets) under the Exclusive Agreements.

On January 1, 2013, the Boyd Parties began selling AMPSA Products to the US market, and we ceased doing so.  The Boyd Parties may compete with us in the manufacture and sale to some or all non-US countries, from and after January 1, 2013, of our AMPSA Products, and the Boyd Parties could sell new AMPSA Products there as well.

In the transition from the Exclusive Agreements to the New License Agreement, we gave up our license rights to the “Total Splint System” intraoral devices (which we had not successfully commercialized) and to all potential AMPSA Products which could have been commercialized using our Exclusive Agreements rights but which as of August 2012 we were not selling.

Sales of chairside AMPSA Products to the US market constituted over 80% of our business in 2011 and 2012.  Our challenge will be to counter the loss of our AMPSA Products sales to the US market and the loss of the ability to introduce new products based on Boyd Party technology, by increasing sales of our existing AMPSA Products to non-US markets, by sublicensing the right to manufacture and sell semi-custom laboratory-produced AMPSA Products in non-US markets and/or by successfully introducing into the US and non-US markets new products which do not require licenses from the Boyd Parties.  On the other hand, our business in 2013 and thereafter is free of Boyd Parties royalty obligations and is not subject to any Boyd Parties license inception fee.

The MDRA and New License Agreement contained various provisions pertaining to the transition of US market sales of the existing AMPSA Products from us to a Boyd Party on January 1, 2013, joint access to AMPSA Products production molds, website and toll-free telephone number transition, regulatory matters, etc.  We provided a limited supply of the existing AMPSA Products to the Boyd Parties in November 2012 so they could begin selling and shipping without interruption effective January 1, 2013.

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

As contemplated by the MDRA, Boyd placed the 223,991,933 shares of Company common stock in escrow pursuant to the Escrow Agreement, to be released to us for cancellation when we finished making timely estimated minimum royalties and other payments, all totaling $351,000, into the escrow for the benefit of Boyd.  $301,000 of the $351,000 consisted of estimated minimum royalties payments which roughly corresponded to the anticipated amount of the 30% royalty on AMPSA Products net sales which we would owe anyway for the remainder of 2012, and the other $50,000 was a portion of the $140,000 of deferred payments referred to above.  All required payments were duly made, and, in January 2013, the 223,991,933 shares of common stock were released from escrow, surrendered to us, and cancelled.

As a result of the MDRA transactions (and our Board of Directors’ decision to accelerate the vesting of all outstanding stock options on December 31, 2012), Boyd’s beneficial ownership percentage of our common stock decreased from 78% to 12%, and Dixon’s beneficial ownership percentage of our common stock increased from 5.5% to 27%.  Also, all of our other stockholders’ beneficial ownership percentage of common stock increased substantially as a result of the MDRA because our outstanding common shares were reduced from 305,458,333 to 81,466,400 on January 18, 2013.  (Our outstanding common stock at March 23, 2013 was 83,466,400 shares.) This increase in Dixon’s beneficial ownership, viewed together with his Board of Directors seat and his positions as our Chief Executive Officer and President, may be considered to constitute a change in control of us, in favor of Dixon.

This summary of the material terms of the MDRA, the New License Agreement, the Escrow Agreement and the Exclusive Agreements does not purport to be exhaustive, and is qualified in its entirety by reference to the complete text of these agreements as filed by us with the SEC.

Boyd resigned as a director of the Company on August 24, 2012 in connection with the MDRA; and on the same date Berg was elected as a director of the Company.  Berg also serves as our Chief Financial Officer.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements.  On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes.  Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances.  Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.  There have been no material changes to these policies during fiscal 2012.

Results of Operations

We had a net loss of approximately $0.8 million in 2012 compared to a net loss of approximately $1.0 million in 2011.

We did not begin commercial operations until April 1, 2011.  Beginning on April 1, 2011, we began to market and sell AMPSA Products.  Our sales of these products for the 12 months of 2012 was approximately $2.2 million versus sales in the second, third and fourth quarters of 2011 of approximately $1.7 million.   Although total sales actually increased for 2012, on a per-month basis the 2011 sales were slightly better.

Operating expenses for the years ended December 31, 2012 and December 31, 2011 were approximately $3.3 million and $2.7 million, respectively, an increase of approximately $0.6 million in the 2012 period. We did not have any active business for the three months ended March 31, 2011. As a result, expense items of general and administration, salaries/wages/related costs and royalties for the year ended December 31, 2012, which included 12 full months of active operations, were higher than those for 2011.

We paid approximately $656,000 of royalties to Boyd Research for the year ended December 31, 2012 versus approximately $496,000 for 2011, under the Exclusive Agreements and New License Agreement authorizing us to sell AMPSA Products.

Legal and professional fees increased approximately $0.385 million for 2012 as compared to 2011. This increase was primarily due to legal fees for the negotiations during 2012 which resulted in the MDRA and the New License Agreement, and to legal assistance with activities related to the transitions contemplated by those agreements.

Amortization and depreciation was approximately $0.19 million for the year ended December 31, 2012 versus approximately $0.23 million for the year ended December 31, 2011. We owed a $3.0 million license inception fee under the 2011 Agreement, and we were amortizing the $3.0 million over the 10-year term of the 2011 Agreement. When the license inception fee obligation was terminated in August 2012, we reversed the $0.4 million of amortization charges we had recognized during 2011 and 2012, with respect to this obligation, and recognized this amount as other income.

Consulting fees, primarily representing recognition of the pro rata portions of the $1.0 million of common stock we issued to our investor relations consultant in June 2011 as compensation for 12 months of consulting services, decreased by approximately $0.085 million in 2012 versus 2011.  There was about 6.5 months of such recognition in 2011, but only about 5.5 months of such recognition in 2012. The entire $1.0 million was completely recognized as expense by mid June 2012.

Cash constraints and uncertainty about our future business led us to keep our selling expenditures low during the first eight months of 2012 versus 2011. In addition, these uncertainties rendered us unable to gain advantage during 2012 from the investor relations consulting services mentioned above.

Although we have had a high gross profit margin on our AMPSA Products sales since April 1, 2011, our net revenues did not provide enough economies of scale to put us in a position to pay or finance the 2011 Agreement’s $3.0 million license inception fee. To resolve that obligation, we entered into the MDRA, the New License Agreement and the related agreements on August 24, 2012, as noted above.

As noted above, the nature and conditions of our business will change substantially on January 1, 2013, due to contract changes.

Liquidity and Capital Resources

Our operations commenced on April 1, 2011 and we financed our operations in 2011 through product sales. As of December 31, 2012, our cash and cash equivalents totaled only about $35,000 and our accounts payable had increased to about $230,000.  Particularly in view of our no longer having the right to sell AMPSA Products in the United States beginning January 1, 2013, our current cash reserves are not adequate for our needs.  Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our operating expenses into mid-2013.

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

In 2012, we had negative cash flow from operations of $46,830, as compared to a positive cash flow from operations of $100,255 in 2011.

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

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES

A.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act,  our principal executive officer and principal financial officer evaluated our  disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) for the period covered by this Annual Report on Form 10-K as of December 31, 2012. Based on this evaluation, these officers concluded that as of December 31, 2012, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. This assessment was based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2012 was not effective and was subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO framework:

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

C.

 Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2012 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B

OTHER INFORMATION.

On December 18, 2012, by action of our Board of Directors, we adopted a 2012 Stock Incentive Plan, covering 12,000,000 shares of common stock which may from time to time be issued to, or subjected to stock options in favor of, our service providers.  We registered these shares under the Securities Act of 1933 by filing with the SEC a registration statement on Form S-8.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective ages as of March 1, 2013 are as follows:

Directors:

Name of Director	Age
Timothy G. Dixon Gerry B. Berg	54 66

Executive Officers:

Name of Officer	Age	Offices
Timothy G. Dixon Gerry B. Berg Barry Glassman, D.M.D.	54 66 65	Chief Executive Officer and President Vice President, Chief Financial Officer and Secretary Vice President of Training and Education

The term of office for each director is one year, or until the next annual meeting of the stockholders.

Biographical Information

Timothy G. Dixon

Timothy Dixon has served as our President since March 31, 2011, and since September 26, 2012 he has also served as our Chief Executive Officer.  Mr. Dixon served as the President of TMD Courses, Inc., a provider of continuing dental education and at times a maker and seller of AMPSA Products, from 2006 to 2012.  Mr. Dixon has worked in the field of dentistry support since 1995.

Gerry B. Berg

Gerry B. Berg has served as our Vice-President and Chief Financial Officer since April 20, 2011.  Mr. Berg became a director of the Company on August 24, 2012.  Mr. Berg has over 30 years of senior management experience working with private and public companies.  From May 2010 to March 2011, Mr. Berg served as President and Chairman of the Board of Directors of Friendly Auto Dealers, Inc. and also served in a consulting capacity from March 2009 to May 2010.  From June 2008 to March 2009 Mr. Berg served as President of GBB Consulting.  From January 2007 to June 2008 Mr. Berg served as the Chief Financial Officer of Let’s Talk Health, Inc.  Mr. Berg has also been serving, since February 2012, as a member of the Board of Directors of Dakota Territory Resource Corp.

Mr. Berg holds a Bachelors of Science in Accounting from Walsh College where he graduated Cum Laude.  Mr. Berg became a Certified Public Accountant in the State of Michigan in 1979 and in the State of California in 1984.  Mr. Berg does not currently practice as a Certified Public Accountant.

Barry Glassman, D.M.D.

Dr. Glassman became our Vice President of Training and Education in February 2013; he had previously served as our Director of Education from April 2011 until then.  Dr. Glassman maintains, and for well more than the past five years has maintained,  a private practice which is limited to chronic pain management, temporomandibular joint dysfunction and dental sleep medicine, and he is on the staff at the Lehigh Valley Hospital (Allentown, Pennsylvania) where he serves as a resident instructor of Craniofacial Pain and Dysfunction and Dental Sleep Medicine. He is a Diplomate of the American Academy of Craniofacial Pain and the American Academy of Pain Management, as well as a Fellow of the International College of Craniomandibular Orthopedics and the Academy of Dentistry International.

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

The Board of Directors reviews with management and the Company's independent public accountants the Company's financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the Board of Directors deems appropriate.  Because our common stock is traded in OTC Markets Group Inc.’s OTCQB marketplace, we are not subject to the listing requirements of any securities exchange regarding audit committee related matters.

The Board of Directors currently consists of two directors: Mr. Dixon and Mr. Berg.  Because we do not have an audit committee at all, we disclose that we do not have any "audit committee financial expert" serving on an audit committee.

Compensation Committee Related Function

We do not currently have a standing compensation committee, and do not have a compensation committee charter.  The full Board of Directors currently has the responsibility of reviewing and establishing compensation for executive officers and making policy decisions concerning salaries and incentive compensation for executive officers of the Company.

The Company's executive compensation program is administered by the Board of Directors, which determines the compensation of the Chief Executive Officer/President and the Chief Financial Officer of the Company.  In reviewing the compensation of the individual executive officers, the Board of Directors considers the recommendations of the Chief Executive Officer, other market information and current market conditions, as well as any existing employment agreements with them.

Nominating Committee Related Function

We do not currently have a standing nominating committee.  We have not adopted procedures by which security holders may recommend nominees to serve on our board of directors.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

ITEM 11

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation paid, with respect to fiscal 2012 and 2011 for services rendered to us in all capacities, to each person who served as an executive officer of the Company in 2012 and to one other highly-compensated employee.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy G. Dixon* President and CEO	2012	112,500			-0-		14,000	126,500
	2011	74,167			144,000		1,000	219,167

Gerry B. Berg** Vice President, Chief Financial Officer	2012	111,589			-0-		14,000	125,589
	2011	51,000			124,000		1,000	176,000
James P. Boyd*** Director of Research and Product Development	2012	108,750			-0-		19,309	128,059
	2011	90,000			144,000		27,211	261,211

* Mr. Dixon’s employment with the Company began on April 1, 2011.

** Mr. Berg’s employment with the Company began on April 20, 2011.

***Dr. Boyd’s employment with the Company began on April 1, 2011.  Dr. Boyd’s employment with the Company ended on December 31, 2012.

The dollar values of the stock options granted were determined as of the date of grant using the Black-Scholes option-pricing model.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information regarding outstanding equity awards at December 31, 2012 for our President, our Chief Financial Officer and Dr. Boyd.  There were no outstanding unvested stock awards at December 31, 2012.

	Option Awards
	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Name	Exercisable	Unexercisable
Timothy G. Dixon	1,800,000	0	0	$0.08	8/31/2021

Gerry B. Berg	1,500,000	0	0	$0.08	8/31/2021

James P. Boyd	1,800,000	0	0	$0.08	8/31/2021

We did not grant any stock options in 2012.  On December 31, 2012, we accelerated the vesting of all of our outstanding stock options.

Employment Agreements

We have employment agreements with Timothy G. Dixon and Gerry B. Berg, each dated November 15, 2011.

The agreement with Mr. Dixon calls for a salary at an annual rate of $120,000 per year for the last one and one-half months of 2011 and for 2012 and at an annual rate of $135,000 for 2013, and an automobile allowance of $1,000 per month.  (Since September 2012 we have in fact been paying Mr. Dixon an automobile allowance of $1,500 per month.)   If his employment is terminated without cause or he resigns for good reason, we must pay his salary and benefits for the remainder of the scheduled term and pay his salary for one year thereafter, and COBRA continuation payments for 18 months.  If his employment is terminated due to death or disability or if his employment ends upon the natural expiration of the contract term, we must pay his salary for one year thereafter, and COBRA continuation payments for 18 months.

The agreement with Mr. Berg calls for a salary at an annual rate of $110,000 per year for the last one and one-half months of 2011 and for 2012, and at an annual rate of $130,000 for 2013, and an automobile allowance of $1,000 per month.  (Since September 2012 we have in fact been paying Mr. Berg an automobile allowance of $1,500 per month.)  If his employment is terminated without cause or he resigns for good reason, we must pay his salary and benefits for the remainder of the scheduled term and pay his salary for one year thereafter, and COBRA continuation payments for 18 months.  If his employment is terminated due to death or disability or if his employment ends upon the natural expiration of the contract term, we must pay his salary for one year thereafter, and COBRA continuation payments for 18 months.

Director Compensation

When our employees serve on our Board of Directors, we do not give them any additional compensation in respect of such Board service.  In 2012, each person who served as a member of the Board of Directors was an employee of ours.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 23, 2013, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group.  As of March 23, 2013, a total of 83,466,400 shares of our common stock were outstanding.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Shares Outstanding
Timothy G. Dixon (2)	23,071,400	26.9%
Gerry B. Berg (3)	13,210,000	15.5%
James P. Boyd (4)	10,300,000	12.1%
Tad Mailander (5)	7,600,000	9.1%
Gemini Consulting LLC (6)	4,690,000	5.6%
Barry Glassman (7)	1,233,169	1.5%
All directors and executive officers as a group (3 persons) (2)(3)(7)	37,514,569	42.5%

(1)

Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares; and (ii) if a person holds options to purchase shares of our common stock, that person will be deemed to be the beneficial owner of the number of those shares that may be purchased by exercise of those options at any time during a 60 day period which, for purposes of this table, will end on May 22, 2013.  The number of shares subject to options that are exercisable or may become exercisable during that 60-day period is deemed outstanding for purposes of computing the number of shares beneficially owned by, and the percentage ownership of, the person holding such options, but not for computing the percentage ownership of any other stockholder.  Except as otherwise noted below, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2)

Includes 3,000 shares owned by Mr. Dixon’s wife; Mr. Dixon disclaims beneficial ownership of those shares.  Includes 1,800,000 shares subject to outstanding stock options.  Also includes 400,000 shares subject to outstanding stock options held by Mr. Dixon’s wife; Mr. Dixon disclaims beneficial ownership of those shares.

(3)	Includes 1,500,000 shares subject to outstanding stock options.
(4)	Includes 1,800,000 shares subject to outstanding stock options.
(5)	Includes 4,600,000 shares owned by Mailander Law Office. The business address of Tad Mailander is 835 5th Avenue, San Diego, CA 92101.
(6)	Includes 250,000 shares owned by Steve Chu. The business address of Gemini Consulting LLC is 4132 South Rainbow, Suite 514, Las Vegas, NV 89103.
(7)	Includes 233,169 shares owned by Dr. Glassman’s wife; Dr. Glassman disclaims beneficial ownership of those shares. Includes 1,000,000 shares subject to outstanding stock options.

Securities Authorized for Issuance under Equity Compensation Plans

In 2009 we issued 250,000 common stock warrants to a consultant. The warrants have an exercise price of $1.00 per share and expire in 2014.

In March 2009, we adopted a 2009 Stock Incentive Plan (the “2009 Plan”).  Pursuant to the 2009 Plan, we may grant stock options and stock awards to our service providers.  The maximum number of shares that could be issued pursuant to the 2009 Plan as initially adopted was 6,000,000 shares.  We filed a Form S-8 registration statement with the SEC to register 10,000,000 2009 Plan shares on March 13, 2009.  In August 2011, by action of our Board of Directors, we expanded the number of shares authorized under the 2009 Plan from 6,000,000 shares to 10,000,000 shares.

In December 2012 we adopted a 2012 Stock Incentive Plan (the “2012 Plan”).  Pursuant to the 2012 Plan, we may grant stock options and stock awards to our service providers.  The maximum number of shares that can be issued pursuant to the 2012 Plan is 12,000,000 shares.  We filed a Form S-8 registration statement with the SEC to register the 12,000,000 2012 Plan shares on December 18, 2012.

The following table provides information as of December 31, 2012 with respect to all of our compensation plans under which we are authorized to issue equity securities.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in the first column)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	7,150,000	$0.11	15,100,000
Total	7,150,000	$0.11	15,100,000

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors currently consists of two directors, each of whom is an employee director.  Accordingly, we disclose that we have no independent directors.

In general, it is our policy to submit all proposed related party transactions (those of the kind and size that may require disclosure under Regulation S-K, Item 404) to the Board of Directors for approval.  The Board of Directors only approves those transactions that are on terms comparable to, or more beneficial to us than, those that could be obtained in arm’s length dealings with an unrelated third party.  Examples of related party transactions covered by our policy are transactions in which any of the following individuals has or will have a direct or indirect material interest: any of our directors or executive officers, any person who is known to us to be the beneficial owner of more than 5% of our common stock, and any immediate family member of one of our directors or executive officers or person known to us to be the beneficial owner of more than 5% of our common stock.

Boyd had a material interest in the Exclusive Agreements, and Boyd has a material interest in the New License Agreement.

Boyd, Dixon and Berg each have a material interest in the MDRA.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants, PLS CPA A Professional Corporation, for auditing and accounting services for fiscal year 2012 was $40,000 (inclusive of the review of the quarterly reports on Form 10-Q).

The aggregate fees billed to us by our principal accountants, PLS CPA A Professional Corporation, for auditing and accounting services for fiscal year 2011 was $16,500 (inclusive of the review of the quarterly reports on Form 10-Q).

Audit-Related Fees, Tax Fees and All Other Fees

There were no fees billed to us by our principal accountant for fiscal year 2012 for assurance and related services (audit-related fees), tax services or other products and services.

There were no fees billed to us by our principal accountant for fiscal year 2011 for assurance and related services (audit-related fees), tax services or other products and services.

Audit Committee Matters

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

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (incorporated herein by reference to Form 10-K, filed October 31, 2012)
3.1.1	Certificate of Merger, filed February 22, 2011 (incorporated herein by reference to Form 10-K, filed October 31, 2012)
3.1.2	Certificate of Amendment to Articles of Incorporation filed October 15, 2012 (incorporated herein by reference to Form 8-K, filed on October 17, 2012)
3.2	Bylaws (incorporated herein by reference to Form SB-2, filed on November 21, 2007)
3.2.1	Bylaws amendments adopted August 22, 2012, August 24, 2012 and September 26, 2012 (incorporated herein by reference to Form 10-K, filed October 31, 2012)
10.1	2009 Stock Incentive Plan (as amended on August 31, 2011) (incorporated herein by reference to Form 10-K, filed on October 31, 2012)
10.2	Common Stock Share Exchange Agreement dated November 16, 2010 (incorporated herein by reference to Exhibit E to Regulation 14C information statement filed on February 15, 2011)
10.3	Exclusive License Agreement between Boyd Research, Inc. and us, dated April 1, 2011 (incorporated herein by reference to Form 10-K, filed on October 31, 2012)
10.4	Investor Relations Consulting Agreement, between us and Constellation Asset Advisors, Inc., dated June 17, 2011 (incorporated herein by reference to Form 10-K, filed on October 31, 2012)
10.5	Employment Agreement between Timothy Dixon and us, dated November 15, 2011 (incorporated herein by reference to Form 10-K, filed on October 31, 2012)
10.6	Employment Agreement between Gerry Berg and us, dated November 15, 2011 (incorporated herein by reference to Form 10-K, filed on October 31, 2012)
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

10.10	Voting Agreement, by and between us and James P. Boyd, dated August 24, 2012 (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed August 30, 2012)
10.11	2012 Stock Incentive Plan
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/Section 302 Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

By:  /s/ Timothy G. Dixon

Timothy G. Dixon

Chief Executive Officer and President

Date:  March 29, 2013

/s/ Timothy G. Dixon

Timothy G. Dixon

Chief Executive Officer, President and Director (Principal Executive Officer)

Date:  March 29, 2013

/s/ Gerry B. Berg

Gerry B. Berg

Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date:  March 29, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Therapeutic Solutions International, Inc.

(Formerly Splint Decisions Inc.)

We have audited the accompanying consolidated balance sheets of Therapeutic Solutions International, Inc. (Formerly Splint Decisions Inc.) (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operation, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Therapeutic Solutions International, Inc. (Formerly Splint Decisions Inc.) as of December 31, 2012 and 2011, and the consolidated results of its operation and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, under the New License Agreement the Company’s rights to sell AMPSA Products to the US market (81% of total revenue) expired at the end of 2012.  This fact raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

March 29, 2013

San Diego, CA 92111

Registered with the Public Company Accounting Oversight Board

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)
Consolidated Balance Sheets
(Audited)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$35,011	$87,976
Accounts receivable, net	16,358	37,416
Inventories	30,790	48,198
Prepaid expenses and other current assets	14,535	490,037
Total current assets	96,694	663,627

Other non-current assets	12,410	12,350
Property and equipment, net	92,453	7,639
Licensing agreement, net	-	2,775,000

Total assets	$201,557	$3,458,616

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$230,786	$56,777
Accrued expenses and other current liabilities	24,814	39,155
Due to related parties	30,013	3,004,090
Royalties payable, related party	48,842	56,211
Total current liabilities	334,454	3,156,233

Long term liabilities:
Due to related parties	$60,000	$-
Total long term liabilities	60,000	-

Shareholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 699,999,999 shares authorized, 305,458,333 issued and outstanding at December 31, 2012 and 700,000,000 shares authorized, 305,458,333 issued and outstanding at December 31, 2011	305,458	305,458
Capital in excess of par	1,285,533	975,281
Deficit accumulated	(1,783,888)	(978,356)

Total shareholders' deficit	(192,897)	302,383

Total liabilities and shareholders' deficit	$201,557	$3,458,616

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)
Consolidated Statements of Operations
(Audited)

	For the Year End December 31, 2012	For the Year End December 31, 2011

Net domestic revenues	$1,837,480	$1,362,006
Net international revenues	354,155	325,926
Total revenues	2,191,635	1,687,932
Cost of goods sold	80,129	59,949
Gross profit	2,111,506	1,627,984

Operating expenses:
Selling	106,527	145,573
General and administrative	138,490	104,292
Salaries, wages, and related costs	1,188,531	934,590
Royalties	656,310	496,037
Amortization and depreciation	186,320	227,187
Consulting fees	478,068	563,489
Legal and professional fees	583,023	198,558
Total operating expenses	3,337,270	2,669,727

Loss from operations	(1,225,763)	(1,041,743)

Other income (expense):
Expense recapture as result of settlement	400,000
Net other income (expense)	20,268	71,404
Interest expense	(36)	(360)
Total other income (expense)	420,232	71,045
Net loss	$(805,532)	$(970,699)

Basic and diluted loss per common share	$(0.0099)	$(0.0139)

Weighted average shares outstanding*	81,466,400	69,771,159

See accompanying notes to financial statements.

* Reflects cancellation of 223,991,933 shares in January 2013.

Therapeutic Solutions International, Inc.
Condensed Consolidated Statement of Changes in Shareholders' (Deficit)
For the Period from December 31, 2010 to December 31, 2012
(Audited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated	Total

Balance, December 31, 2010	28,710,000	$28,710	$(28,708)	$(7,657)	$(7,655)

Stock issued for service on February 11, 2011	15,500,000	15,500	1,224,500	-	1,240,000
Recapitalization	250,523,333	250,523	(1,525,624)	-	(1,275,101)
Stock issued for service on May 17, 2011	525,000	525	41,475	-	42,000
Stock issued for service on June 3, 2011	200,000	200	11,800	-	12,000
Stock issued for service on June 17, 2011	10,000,000	10,000	990,000	-	1,000,000
Employee stock options vested during the year	-	-	261,838	-	261,838
Net Loss, December 31, 2011	-	-	-	(970,699)	(970,699)

Balance, December 31, 2011	305,458,333	$305,458	$975,281	$(978,356)	$302,383

Employee stock options vested during the year	-	-	310,252	-	310,252
Net Loss, December 31, 2012	-	-	-	(805,532)	(805,532)

Balance, December 31, 2012	305,458,333	$305,458	$1,285,533	$(1,783,888)	$(192,897)

See Accompanying Notes to Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
(Formerly Splint Decisions Inc.)
Consolidated Statements of Cash Flows
(Audited)

	For the Year End December 31, 2012	For the Year End December 31, 2011
Cash flows from operating activities
Net loss	$(805,532)	$(970,699)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Amortization	175,000	225,000
Depreciation	11,320	2,187
Stock based compensation to officers	-	42,000
Stock based compensation to consultants	-	1,012,000
Compensation expense - employee stock option plan	310,252	261,838
Amortization recapture as result of settlement	(400,000)	-
Changes in operating assets and liabilities:
(Increase) decrease in inventory	17,408	(48,198)
(Increase) decrease in accounts receivable	21,058	(37,416)
(Increase) decrease in prepaid expenses and other current assets	475,502	(490,037)
(Increase) decrease in other assets	(60)	(12,350)
Increase (decrease) in accounts payable	174,010	56,777
Increase (decrease) in accrued expenses and other current liabilities	(14,341)	39,155
Increase (decrease) in other related party liabilities	(11,447)	19,998
Net cash provided by operating activities	(46,830)	100,255

Cash flows from investing activities
Acquisition of fixed assets	(6,135)	(9,826)
Acquisition of licensing agreement	-	(3,000,000)
Net cash used by investing activities	(6,135)	(3,009,826)

Cash flows from financing activities
Borrowing and other advances	-	3,000,000
Repayments	-	(4,819)
Net cash provided by financing activities	-	2,995,181

Increase in cash	(52,965)	85,611
Cash at beginning of period	87,976	2,366
Cash at end of period	$35,011	$87,976

Supplemental disclosure of non-cash investing and financing activities:
Decrease in license agreement and due to related parties due to settlement	$3,000,000	$-
Increase in fixed assets and due to related parties	90,000	-
Increase in liabilities from merger	-	35,101
Increase in License agreement and due to related party	-	3,000,000

Supplemental Cash Flow Information:
Cash paid for interest	$36	$311
Cash paid for income taxes	$800	$-

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

(Formerly Splint Decisions Inc.)

Notes to Financial Statements

December 31, 2012 and 2011

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

On August 24, 2012, the Company entered into a Master Dispute Resolution Agreement (the “MDRA”) with James P. Boyd (“Boyd”), Boyd Research, Inc. and TMD Courses, Inc. (together with Boyd, the “Boyd Parties”) and Timothy G. Dixon (“Dixon”) and Gerry B. Berg, and on August 24, 2012, the Company also entered into a License Agreement with Boyd Research, Inc. and TMD Courses, Inc. (the “New License Agreement”), an Escrow Agreement with Boyd and with Chicago Title Company as escrow agent, and a Voting Agreement with Boyd.

Before the New License Agreement, the Company and certain Boyd Parties were party to an Exclusive License Agreement dated April 1, 2011, as amended on November 1, 2011 (the “2011 Agreement”).  Also, the Company’s predecessor Splint Decisions Inc. and certain Boyd Parties were party to an Exclusive License Agreement dated October 22, 2010, as amended on July 8, 2011 (together with the 2011 Agreement, the “Exclusive Agreements”).  The Exclusive Agreements granted the Company an exclusive worldwide license to certain Boyd Parties patent rights and related technology.  Since April 1, 2011, essentially the Company’s entire active business has consisted of the manufacture and sale of Anterior Midpoint Stop Appliance intraoral devices (“AMPSA Products”) as authorized by the Exclusive Agreements and the New License Agreement.

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

The New License Agreement essentially carries forward the Exclusive Agreements’ terms as to sales to the US market for the remainder of 2012, but under the New License Agreement the Company’s rights to sell AMPSA Products to the US market will expire at the end of 2012.  Specifically, for AMPSA Products sales to the US market, the New License Agreement grants the Company an exclusive license (but no license for the US dental-laboratory field), carrying a 30% royalty on net sales; but such license expires on December 31, 2012.

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

The 2011 Agreement required the Company to pay a deferred $3,000,000 license inception fee.  The New License Agreement eliminated this license inception fee.

The Company expects that the Boyd Parties will manufacture and, beginning on January 1, 2013, sell to the US market the AMPSA Products which the Company had previously sold to the US market (and which, beginning on that date, the Company will no longer be allowed to sell to the US market) and new AMPSA Products as well. The Company also expects that the Boyd Parties may compete with the Company in the manufacture and sale to some or all non-US countries, from and after January 1, 2013, of the AMPSA Products which the Company had previously sold to the US and non-US markets, and the Boyd Parties could sell new AMPSA Products there as well.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2011 and 2012.  Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at December 31, 2011 and 2012.

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Amortization is computed using the straight line method over the term of the agreement.

Intangible Assets

Intangible assets consist primarily of intellectual properties such as regulatory product approvals and patents. The Company does not own any such intangible assets. However, the Company entered into the Exclusive Agreements on October 22, 2010 and April 1, 2011, which gave the Company respectively (i) the exclusive worldwide license to make and sell the “Total Splint System” and (ii) the exclusive worldwide license to make and sell the chairside AMPSA Products, as well as (other than in the United States) dental-laboratory semi-custom AMPSA Products. The licensor under the Exclusive Agreements is Boyd Research, Inc., a related party to the Company. The 2011Agreement required a deferred $3,000,000 license inception fee, which the Company amortized over a ten year period using the straight line method of amortization.  On August 24, 2012, the Company entered into the New License Agreement, which terminated the Exclusive Agreements and continued, for the remainder of 2012, the exclusive worldwide license to make and sell the chairside AMPSA Products, as well as (other than in the United States) dental-laboratory semi-custom AMPSA Products.  The primary licensor under the New License Agreement is Boyd Research, Inc., a related party to the Company.  The New License Agreement eliminated the 2011 Agreement’s license inception fee.  Beginning on January 1, 2013, the New License Agreement grants the Company a royalty-free nonexclusive worldwide license to make and sell certain products under certain Boyd Parties patent rights and related technology (but excluding the United States market).   See Note 5 – License Agreements.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Under the New License Agreement the Company’s rights to sell AMPSA Products to the US market (81% of total revenue) expire at the end of 2012.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity-Based Payments to Non-Employees," which codified SFAS 123, and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of the performance commitment date or performance completion date.  See also Note 6 – Equity Transactions.

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

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at December 31, 2012 and 2011 are summarized below:

	December 31, 2012	December 31, 2011
Computer Hardware	$10,747	$4,612
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Molding Equipment Interests	90,000	0
Total	105,961	9,826
Accumulated Depreciation	(13,508)	(2,187)
Property and Equipment, net	$92,453	$7,639

Depreciation is calculated using the straight line method over the estimated useful lives of the assets.

Note 5 – License Agreements

The Exclusive Agreements granted the Company an exclusive worldwide license to make and sell under certain Boyd Parties patent rights and related technology (but excluding the United States market as to the laboratory-products semi-custom field of use), with a 30% royalty on net sales (subject to reduction under certain conditions) and, for the 2011 Agreement, a deferred $3,000,000 license inception fee.

The New License Agreement granted the Company, for the period from August 24, 2012 to December 31, 2012, an exclusive worldwide license to make and sell under certain Boyd Parties patent rights and related technology (but excluding the United States market as to the laboratory-products semi-custom field of use), with a 30% royalty on net sales (subject to reduction under certain conditions).  Also, the New License Agreement granted the Company, for the period from January 1, 2013 forward, a royalty-free nonexclusive worldwide license to make and sell certain products under certain Boyd Parties patent rights and related technology (but excluding the United States market).  The New License Agreement eliminated the 2011 Agreement’s license inception fee.

From April 1, 2011 through December 31, 2012, essentially the Company’s entire active business consisted of the manufacture and sale of AMPSA Products as authorized by the Exclusive Agreements and the New License Agreement.  The Exclusive Agreements licensor and the New License Agreement licensors are wholly owned by James P. Boyd, a related party of the Company.

Note 6 – Equity Transactions

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock. The Company has not issued any preferred stock.

Common Stock

The Company is authorized to issue 699,999,999 shares of $.001 par value common stock.  All shares have equal voting rights, are non-assessable, and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

Warrants

On February 20, 2009, the Company granted certain compensatory warrants.  The fair value of each compensatory warrant granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company's traded common stock since February 20, 2009.

The risk-free rate for the periods within the contractual life of the compensatory warrants is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the warrants.

The following values were used to calculate the intrinsic values of the Company’s outstanding compensatory warrants as of their issuance dates:

Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of these compensatory warrants outstanding at December 31, 2011 and 2012 and changes during the periods then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2010	450,000	$0.78	3.26	$34,653
Granted	0
Exercised	0
Canceled	0

Exercisable at
December 31, 2011	450,000	$0.78	2.26	$34,653
Granted	0
Exercised	0
Cancelled	200,000

Exercisable at
December 31, 2012	250,000	$1.00	1.25	$ -

Stock Based Compensation

On August 31, 2011, the Company issued options to purchase an aggregate of 7,950,000 shares of the Company’s common stock with an estimated fair value of $636,000 to its officers and employees.  The options have an exercise price of $0.08 per share.  As of December 31, 2011, 1,614,000 options had vested and no options were exercised.  Subject to continuation of service, the remaining option shares were to vest monthly over the next 32 months; and the options expire ten years from the date of grant unless earlier terminated.  Compensation cost, using the graded vesting attribute method in accordance with ASC 718, is recognized over the requisite service period during which each tranche of shares is earned (36 months). The value of each tranche is amortized on a sum of the years digits basis; $261,838 was expensed in the year ended December 31, 2011.

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

As of December 31, 2012 (due in part to a December 31, 2012 acceleration of the vesting of all remaining outstanding but unvested options), 6,900,000 options had vested and no options were exercised.

The following table summarizes information regarding stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.08	6,900,000	8.67	$0.08	6,900,000	8.67	$0.08

A summary of the stock options available under the 2009 Stock Incentive Plan and 2012 Stock Incentive Plan at December 31, 2011 and 2012 and changes during the periods then ended is presented below:

Available at December 31, 2010	6,000,000
Option shares granted	(7,950,000)
Amendment of 2009 Plan to increase the option shares pool	4,000,000
Exercised	-
Canceled	-

Available at December 31, 2011	2,050,000
Option shares granted	0
Adoption of 2012 Plan	12,000,000
Exercised	-
Canceled	1,050,000

Available at December 31, 2012	15,100,000

Note 7 – Related Party Transactions

At December 31, 2011, under the 2011 Agreement, the Company was obligated for a license inception fee to a related party in the amount of $3,000,000.  This license inception fee was amortized over a ten-year period using the straight line method of amortization.  The unamortized balance at December 31, 2011 was $2,775,000.  Amortization ceased as of August 24, 2012 as a result of the New License Agreement’s elimination of the license inception fee.

Under the 2011 Agreement and the New License Agreement, the Company incurred royalty expenses payable to a related party of $656,310 for 2012 and $496,037 for 2011. The royalty accrued but unpaid at December 31, 2012 and 2011 was $48,842 and $56,211, respectively.   Such accrued but unpaid amounts were paid in full in 2012 and 2013.

On August 24, 2012, the Company entered into the MDRA and the New License Agreement with various related parties.  During 2012, the Company made cash payments totaling $50,000 to James P. Boyd, a related party, as required by the MDRA. The Company also transferred $24,978 of inventory to Boyd Research, Inc., an affiliated person of James P. Boyd, a related party, under the MDRA.

In addition, the Company agreed under the MDRA to make deferred payments of $5,000 per month for 18 months (totaling $90,000; $30,000 is in short-term liabilities and $60,000 is in long-term liabilities) to an affiliated person of James P. Boyd, a related party, beginning July 1, 2013.  This obligation does not bear interest and is unsecured.

Note 8 – Income Taxes

The Company has net operating losses carried forward of $636,349 (2011 – $640,051) available to offset taxable income in future years which expire beginning in fiscal 2031.

The Company is subject to United States federal and state income taxes at an approximate rate of 45%. The reconciliation of the provision for income taxes at the United States Federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2012 $	December 31, 2011 $
Net loss before income taxes per financial statements	(805,532)	(970,699)
Income tax rate	45%	45%
Income tax recovery	(362,489)	(436,815)
Permanent differences	151,782	148,792
Temporary differences	11,172
Change in valuation allowance	199,534	436,815
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	December 31, 2012 $	December 31, 2011 $
Net operating loss carry-forward	636,349	436,815
Valuation allowance	(636,349)	(436,815)
Net deferred income tax asset	–	–

Note 9 – Geographic Information

The following table provides information related to our 2012 and 2011 revenues:

2012 :

Net domestic revenues	$1,837,480
Net international revenues	354,926
Total	$2,191,635

2011 :

Net domestic revenues	$1,362,006
Net international revenues	325,926
Total	$1,687,932

Note 10 – Subsequent Events

Under the MDRA, which was entered into on August 24, 2012, James P. Boyd agreed to surrender 223,991,933 shares of Company common stock when certain conditions were met.  On January 17, 2013 all the conditions were met, and so the 223,991,933 shares were surrendered to the Company and on January 18, 2013 the Company cancelled such shares.

On November 5, 2012, the Company entered into an Investor Relations Consulting Agreement with Constellation Asset Advisors, Inc. (“CAA”) and issued a Warrant to CAA.  In 2013 the Company and CAA agreed to cancel the Investor Relations Consulting Agreement and the Warrant.  Such cancellation is treated as if it occurred on November 5, 2012.