Form 10-Q
period 2013-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2013-05-14
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

As of May 10, 2013, the Registrant had 83,466,400 outstanding shares of Common Stock with a par value of $0.001 per share.

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

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

EX-31.1

EX-31.2

EX-32.1

PART I Financial Information

Item 1.	Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$10,176	$35,011
Accounts receivable, net	39,468	16,358
Inventories	29,929	30,790
Prepaid expenses and other current assets	45,229	14,535
Total current assets	124,803	96,694

Other non-current assets	12,410	12,410
Property and equipment, net	86,623	92,453

Total assets	$223,836	$201,557

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$277,486	$230,786
Accrued expenses and other current liabilities	152,133	24,814
Due to related parties	78,203	30,013
Royalties payable, related party	-	48,842
Total current liabilities	507,821	334,454

Long term liabilities:
Due to related parties	45,000	60,000
Total long term liabilities	45,000	60,000

Shareholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 699,999,999 shares authorized, 83,466,400 issued and outstanding at March 31, 2013 and 699,999,999 shares authorized, 305,458,333 issued and outstanding at December 31, 2012	83,466	305,458
Capital in excess of par	1,537,725	1,285,533
Deficit accumulated	(1,950,176)	(1,783,888)
Total shareholders' deficit	(328,985)	(192,897)

Total liabilities and shareholders' deficit	$223,836	$201,557

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Quarter Ended March 31, 2013	For the Quarter Ended March 31, 2012

Net international revenues	$107,956	$101,152
Net domestic revenues	-	506,622
Total revenues	107,956	607,774
Cost of goods sold	3,604	13,863
Gross profit	104,352	593,911

Operating expenses:
Selling	3,215	22,649
General and administrative	18,026	38,995
Salaries, wages, and related costs	159,308	320,653
Royalties	4,158	178,736
Amortization and depreciation	5,830	76,049
Consulting fees	5,033	260,140
Legal and professional fees	77,431	86,049
Total operating expenses	273,002	983,270

Loss from operations	(168,650)	(389,359)

Other income (expense):
Net other income (expense)	2,770	11,732
Interest expense	(408)	(9)
Total other income (expense)	2,362	11,723
Net loss	$(166,288)	$(377,636)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	81,913,067	81,466,400

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Quarter Ended March 31, 2013	For the Quarter Ended March 31, 2012
Cash flows from operating activities
Net loss	$(166,288)	$(377,636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Amortization	-	75,000
Depreciation	5,830	1,049
Stock based compensation to consultants	30,200	-
Compensation expense - employee stock option plan	-	79,327
Changes in operating assets and liabilities:
(Increase) decrease in inventory	861	5,508
(Increase) decrease in accounts receivable	(23,110)	13,905
(Increase) decrease in prepaid expenses and other current assets	(30,694)	263,009
(Increase) decrease in other assets	(0)	(2,377)
Increase (decrease) in accounts payable	46,700	(21,377)
Increase (decrease) in accrued expenses and other current liabilities	112,319	(2,879)
Increase (decrease) in other related party liabilities	(15,652)	(4,663)
Net cash provided by operating activities	(39,835)	28,866

Cash flows from investing activities
Acquisition of fixed assets	-	(2,763)
Net cash used by investing activities	-	(2,763)

Cash flows from financing activities
Advance from related party	15,000	-
Net cash provided by financing activities	15,000	-

Increase (decrease) in cash	(24,835)	26,104
Cash at beginning of period	35,011	87,976
Cash at end of period	$10,176	$114,080

Supplemental Cash Flow Information:
Cash paid for interest	$408	$277

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2013

(Unaudited)

These unaudited  Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2012 included in its Annual Report on Form 10-K.

Note 1 – Organization and Presentation Basis

The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of the management of Therapeutic Solutions International, Inc. (the “Company”), these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of March 31, 2013 and the results of operations for the three months ended March 31, 2013 and 2012. Interim results are not necessarily indicative of results for a full year or for any future period.

The  consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in our audited financial statements and notes for  the fiscal year ended December 31, 2012 pursuant to the rules and regulation of the SEC.  For further information, refer to the financial statements and notes thereto as of and for the year ended December 31, 2012, and included in the Annual Report on Form 10-K on file with the SEC.

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

The New License Agreement essentially carried forward the Exclusive Agreements’ terms as to sales to the US up to December 31, 2012, but under the New License Agreement the Company’s rights to sell AMPSA Products to the US market expired at the end of 2012.  For sales of the existing AMPSA Products to non-US markets, the New License Agreement granted the Company an exclusive license until December 31, 2012, and then converted to a non-exclusive license on January 1, 2013.  Under the New License Agreement, the Company payed a 30% royalty on 2012 net sales, but, under the New License Agreement, on January 1, 2013 the Company’s net sales of AMPSA products are royalty-free.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2013 and December 31, 2012.  Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at March 31, 2013 and December 31, 2012.

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Amortization is computed using the straight line method over the term of the agreement.

Intangible Assets

Intangible assets consist primarily of intellectual properties such as regulatory product approvals and patents. The Company does not own any such intangible assets.   However, the Company entered into a License Agreement on August 24, 2012, which grants the Company a royalty-free nonexclusive worldwide license to make and sell certain products under certain patent rights and related technology (but excludes the United States market).   See Note 5 – License Agreements.

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

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at March 31, 2013 and December 31, 2012 are summarized below:

	March 31, 2013	December 31, 2012
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Molding Equipment Interests	90,000	90,000
Total	105,961	105,961
Accumulated Depreciation	(19,338)	(13,508)
Property and Equipment, net	$86,623	$92,453

Depreciation is calculated using the straight line method over the estimated useful lives of the assets.

Note 5 – License Agreements

The Exclusive Agreements, which terminated on August 24, 2012, granted the Company an exclusive worldwide license to make and sell under certain Boyd Parties patent rights and related technology (but excluding the United States market as to the laboratory-products semi-custom field of use), with a 30% royalty on net sales (subject to reduction under certain conditions) and, for the 2011 Agreement, a deferred $3,000,000 license inception fee.

The New License Agreement, dated August 24, 2012, granted the Company, for the period from August 24, 2012 to December 31, 2012, an exclusive worldwide license to make and sell under certain Boyd Parties patent rights and related technology (but excluding the United States market as to the laboratory-products semi-custom field of use), with a 30% royalty on net sales (subject to reduction under certain conditions).  Also, the New License Agreement granted the Company, for the period from January 1, 2013 forward, a royalty-free nonexclusive worldwide license to make and sell certain products under certain Boyd Parties patent rights and related technology (but excluding the United States market).  The New License Agreement eliminated the 2011 Agreement’s license inception fee.

From April 1, 2011 through March 31, 2013, essentially the Company’s entire active business consisted of the manufacture and sale of AMPSA Products as authorized by the Exclusive Agreements and the New License Agreement.  The Exclusive Agreements licensor and the New License Agreement licensors are wholly owned by James P. Boyd, who was, at the time those agreements were entered into, a related party of the Company.

Under the MDRA, which was entered into on August 24, 2012, James P. Boyd agreed to surrender 223,991,933 shares of Company common stock when certain conditions were met. On January 17, 2013 all the conditions were met, and so the 223,991,933 shares were surrendered to the Company and on January 18, 2013 the Company cancelled such shares, and reduced its number of total outstanding common shares from 305,458,333 to 81,466,400.

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

Under the MDRA, which was entered into on August 24, 2012, James P. Boyd agreed to surrender 223,991,933 shares of Company common stock when certain conditions were met. On January 17, 2013 all the conditions were met, and the 223,991,933 shares were surrendered to the Company, and on January 18, 2013 the Company cancelled such shares, and reduced its number of total outstanding common shares from 305,458,333 to 81,466,400.

On March 8, 2013, the Company issued 2,000,000 shares of its common stock to two consultants as compensation for services to be rendered in assisting the Company with its business plan.

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

The following values were used to calculate the intrinsic values of the Company’s outstanding compensatory warrants as of their issuance dates:

Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of these compensatory warrants outstanding at December 31, 2012 and March 31, 2013 and changes during the period is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2012	250,000	$1.00	1.25	$ -
Granted	0
Exercised	0
Cancelled	0
Exercisable at March 31, 2013	250,000	$1.00	1.00	$ -

Stock Based Compensation

On August 31, 2011, the Company issued options to purchase an aggregate of 7,950,000 shares of the Company’s common stock with an estimated fair value of $636,000 to its officers and employees.  The options have an exercise price of $0.08 per share.  As of March 31, 2013, 4,300,000 options had vested and no options were exercised.  The options expire ten years from the date of grant unless earlier terminated.  Compensation cost, using the graded vesting attribute method in accordance with ASC 718, is recognized over the requisite service period.

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

The following table summarizes information regarding stock options outstanding as of March 31, 2013:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.08	4,300,000	8.42	$0.08	4,300,000	8.42	$0.08

A summary of the stock options available under the 2009 Stock Incentive Plan at December 31, 2012 and March 31, 2013 and changes during the period then ended is presented below:

Available at December 31, 2012	3,100,000
Expired	2,600,000
Exercised	-
Canceled	-
Available at March 31, 2013	5,700,000

Note 7 – Related Party Transactions

Under the 2011 Agreement and the New License Agreement, the Company incurred royalty expense payable to a related party of $53,000 at December 31, 2012 and this amount was paid in full in January 2013.

On August 24, 2012, the Company entered into the MDRA and the New License Agreement with various related parties, and the Company agreed under the MDRA to make deferred payments of $5,000 per month for 18 months (totaling $90,000; $45,000 is in short-term liabilities and $45,000 is in long-term liabilities) beginning July 1, 2013.  This obligation does not bear interest and is unsecured.

Under the MDRA, James P. Boyd agreed to surrender 223,991,933 shares of Company common stock when certain conditions were met. On January 17, 2013 all the conditions were met, and the 223,991,933 shares were surrendered to the Company, and on January 18, 2013 the Company cancelled such shares, and reduced its number of total outstanding common shares from 305,458,333 to 81,466,400.

Note 8 – Geographic Information

The following table provides information related to our revenues for the three months ended March 31, 2013 and March 31, 2012:

March 31, 2013:

Net domestic revenues	$-
Net international revenues	107,956
Total	$107,956

March 31, 2012:

Net domestic revenues	$506,622
Net international revenues	101.152
Total	$607,774

Note 9 – Subsequent Event

On April 29, 2013 a former employee of the Company, Reid Jilek, sued the Company, its two directors and its three officers in San Diego County (California) Superior Court for breach of contract, retaliation, constructive discharge, failure to pay wages, failure to reimburse, conversion and fraudulent inducement.   The complaint seeks damages of at least $50,000 and relates to his employment agreement with the Company and his resignation which was effective in January 2013.  The Company intends to vigorously defend against these claims.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 ("statutory safe harbors") shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the risk factors discussed therein.

General

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

Business prior to January 1, 2013

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

Our Business January 1, 2013 forward

Under the New License Agreement, we have the non-exclusive right to manufacture and sell, free of any royalty or inception-fee obligations, our existing AMPSA Products in all non-US countries beginning January 1, 2013.  However, beginning January 1, 2013, we have no right to sell AMPSA Products in the United States.

As of January 1, 2013, we no longer sell to the US market.   Sales of chairside AMPSA Products to the US market constituted over 80% of our AMPSA business in 2011 and 2012.  Our challenge in 2013 and future years is to counter the loss of our chairside AMPSA Products sales to the US market and the loss of the ability to introduce new products based on Boyd Party technology, by increasing sales of our existing AMPSA Products to non-US markets, making sales of laboratory-produced AMPSA Products to non-US markets and/or by successfully introducing into the US and non-US markets new products which do not require licenses from the Boyd Parties.

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

For the three months ended March 31, 2013 and March 31, 2012

Net revenues for the three month periods ended March 31, 2013 and 2012 were $107,956 and $607,774, a decrease of approximately $499,818 for the three months ended March 31, 2013.  This decrease was due to the Company no longer being able to sell AMPSA products in the U.S. as of January 1, 2013 under the New License Agreement. Under the New License Agreement, we have the non-exclusive right to manufacture and sell, free of any royalty or inception-fee obligations, our existing AMPSA Products in all non-US countries. Our international AMPSA sales increased by 7% in the first quarter of 2013 from the first quarter of 2012, although our international sales would have to increase significantly more for us to achieve profitability.

Operating expenses of 983,270 for the three months ended March 31, 2013 decreased sharply to $273,002 for the three months ended March 31, 2012, a decrease of $710,268.  This decrease was mainly due to the Company no longer being able to sell AMPSA products in the U.S. as of January 1, 2013 under the New License Agreement.

Selling expenses decreased $19,434, from $22,649 to $3,215 and General and Administrative costs decreased $20,969, from $38,995 to $18,026, for the three months ended March 31, 2012 and March 31, 2013, respectively. Salaries, wages and related costs decreased $161,345 due to a reduced employee headcount, from $320,653 to $159,345 for the three months ended March 31, 2012 and March 31, 2013, respectively.  Royalties decreased $174,578 from $178,736 to $4,158 for the three months ended March 31, 2012 and March 31, 2013, respectively.  The decrease in Royalty expense was due to sales under the New License Agreement being royalty free effective January 1, 2013.  Amortization and depreciation decreased $70,219, from $76,049 to $5,830 for the three months ended March 31, 2012 and March 31, 2013, respectively.  The decrease was mainly due to the absence in 2013 of amortization costs from the 2011 Agreement.  Consulting fees decreased $255,107, from $260,140 to $5,033 for the three months ended March 31, 2012 and March 31, 2013, respectively.  This decrease was mainly due to the recognition of pro-rata expense of the one year investor relations consulting agreement signed in June 2011.

Our net loss for the three months ended March 31, 2013 was $166,288 as compared to a net loss of $377,636 for the three month period ended March 31, 2012.

Liquidity and Capital Resources

Net cash used in operating activities totaled $39,835 for the three months ended March 31, 2013 and our loss for the three months ended March 31, 2013 was $166,288.

We had no material commitments for capital expenditures at March 31, 2013. On August 24, 2012, the MDRA provided us with a contractual right to continue to access the production molds to manufacture our AMPSA Products. For the rights to access and use the molds for production of AMPSA Products we will pay to TMD a total of $0.09 million, payable in equal monthly payments of $5,000 per month, for 18 months, beginning July 1, 2013.

As of March 31, 2013, we had approximately $10,000 of cash. We had no cash equivalents at the end of the quarter. Clearly, such a cash level is untenable. Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our operating expenses into mid 2013. However, changes in our product development or marketing plans or other events affecting our operating expenses may result in the expenditure of such cash before that time.

In view of the MDRA and the New License Agreement, we believe we will need outside financing to execute our business plan in 2013 and beyond. There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Our auditor has stated in their opinion on our 2012 annual financial statements that there is substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No disclosure required.

Item 4. Controls and Procedures

 A.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 29, 2013 a former employee of the Company, Reid Jilek, sued the Company, its two directors and its three officers in San Diego County (California) Superior Court for breach of contract, retaliation, constructive discharge, failure to pay wages, failure to reimburse, conversion and fraudulent inducement.   The complaint seeks damages of at least $50,000 and relates to his employment agreement with the Company and his resignation which was effective in January 2013.  The Company intends to vigorously defend against these claims.

Item 1A. Risk Factors

No disclosure required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2013 we reacquired, pursuant to the MDRA and the Escrow Agreement, 223,991,933 shares of our common stock from James P. Boyd. The MDRA did not require to pay a separate consideration in respect of these reacquired shares.

On March 8, 2013, we issued 2,000,000 shares of its common stock to two consultants as compensation for services to be rendered in assisting us with our business plan

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation
3.1.1	Certificate of Merger, filed on February 22, 2011
3.1.2	Certificate of Amendment to Articles of Incorporation filed on October 15, 2012 (incorporated herein by reference to Form 8-K, filed on October 17, 2012)
3.2	Bylaws (incorporated herein by reference to Form SB-2, filed on November 21, 2007)
3.2.1	Bylaws amendments adopted August 22, 2012, August 24, 2012 and September 26, 2012
31.1	Rule 13a-14(a)/Section 302 Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                      THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: May 14, 2013	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2013	By: /s/ Gerry B. Berg
Gerry B. Berg
Chief Financial Officer (Principal Financial Officer)