Form 10-Q
period 2013-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2013-08-12
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

As of August 12, 2013, the Registrant had 89,466,400 outstanding shares of Common Stock with a par value of $0.001 per share.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

EX-31.1

EX-31.2

EX-32.1

PART I Financial Information

Item 1. Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$5,704	$35,011
Accounts receivable, net	29,615	16,358
Inventories	27,007	30,790
Prepaid expenses and other current assets	53,243	14,535
Total current assets	115,570	96,694

Other non-current assets	14,935	12,410
Property and equipment, net	80,793	92,453

Total assets	$211,297	$201,557

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$277,613	$230,786
Accrued expenses and other current liabilities	146,867	24,814
Due to related parties	227,098	30,013
Royalties payable, related party	-	48,842
Total current liabilities	651,579	334,454

Long term liabilities:
Due to related parties	$30,000	$60,000
Total long term liabilities	30,000	60,000

Shareholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 699,999,999 shares authorized, 83,466,400 issued and outstanding at June 30, 2013 and 699,999,999 shares authorized, 305,458,333 issued and outstanding at December 31, 2012	83,466	305,458
Capital in excess of par	1,649,725	1,285,533
Deficit accumulated	(2,203,473)	(1,783,888)

Total shareholders' deficit	(470,282)	(192,897)

Total liabilities and shareholders' deficit	$211,297	$201,557

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended June 30, 2013	For the Three Months ended June 30, 2012	For the Six Months ended June 30, 2013	For the Six Months ended June 30, 2012

Net domestic sales	$-	$454,897	$-	$961,519
Net international sales	89,945	144,828	189,481	245,980
	89,945	599,725	189,481	1,207,499
Cost of goods sold	2,923	13,753	6,527	27,616
Gross profit	87,022	585,972	182,955	1,179,884

Operating expenses:
Selling	3,292	28,179	6,507	50,828
General and administrative	20,358	31,327	37,430	70,322
Salaries, wages, and related costs	238,009	285,294	398,272	605,947
Royalties	-	175,579	4,158	354,315
Amortization and depreciation	5,830	76,049	11,660	152,098
Consulting	20,100	218,621	25,133	478,761
Legal and professional	23,782	135,725	101,213	221,774
Total operating expenses	311,371	950,774	584,374	1,934,045

Loss from operations	(224,349)	(364,802)	(401,419)	(754,161)

Other income (expense):
Net other income	856	7,100	12,046	18,832
Interest expense	(803)	(3,001)	(1,212)	(3,010)
Total other income (expense)	52	4,099	10,834	15,822
Net loss	$(224,297)	$(360,703)	$(390,585)	$(738,339)

Basic and diluted loss per common share	$(0.0027)	$(0.0044)	$(0.0025)	$(0.0091)

Weighted average shares outstanding	83,466,400	81,466,400	82,679,733	81,466,400

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Cash flows from operating activities
Net loss	$(390,585)	$(738,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Amortization	-	150,000
Depreciation	11,660	2,098
Stock based compensation to officers	-	-
Stock based compensation to consultants	45,200	-
Compensation expense - employee stock option plan	78,000	140,265
Changes in operating assets and liabilities:
(Increase) decrease in inventory	3,783	4,700
(Increase) decrease in accounts receivable	(13,257)	8,840
(Increase) decrease in prepaid expenses and other current assets	(38,708)	477,873
(Increase) decrease in other assets	(2,525)	(5,040)
Increase (decrease) in accounts payable	46,827	(20,233)
Increase (decrease) in accrued expenses and other current liabilities	109,053	(6,427)
Increase (decrease) in other related party liabilities	113,243	(13,100)
Net cash provided by operating activities	(37,308)	637

Cash flows from investing activities
Acquisition of fixed assets	-	(182,763)
Net cash used by investing activities	-	(182,763)

Cash flows from financing activities
Note payable to related party	-	180,000
Borrowing and other advances	15,000	-
Repayments	(7,000)	-
Net cash provided by financing activities	8,000	180,000

Increase in cash	(29,307)	(2,126)
Cash at beginning of period	35,011	87,976
Cash at end of period	$5,704	$85,851

Supplemental disclosure of non-cash investing and financing activities:
Increase in liabilities from merger	$-	$-
Increase in License agreement and due to related party	-	-

Supplemental Cash Flow Information:
Cash paid for interest	$1,212	$3,010
Cash paid for income taxes	$800	$800

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2013

(Unaudited)

These unaudited  Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2012 included in its Annual Report on Form 10-K.

Note 1 – Organization and Presentation Basis

The consolidated financial statements included herein have been prepared by Therapeutic Solutions International, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of the management of the Company, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of June 30, 2013 and the results of operations for the three and six months ended June 30, 2013 and 2012. Interim results are not necessarily indicative of results for a full year or for any future period.

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

The Company was organized August 6, 2007 under the name Friendly Auto Dealers, Inc. under the laws of the State of Nevada. In the first quarter of 2011 the Company changed its name from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc., and acquired Splint Decisions Inc., a California corporation organized September 21, 2010 (“Splint”).  Splint is treated as the “accounting acquirer” in the accompanying financial statements.  In the transaction, the Company issued 250,523,333 common shares to the shareholders of Splint; such shares represented, immediately following the transaction, 85% of the outstanding shares of the Company.  The transaction was accounted for as a “reverse merger” and a reverse recapitalization and the issuances of common stock were recorded as a reclassification between paid-in-capital and par value of Common Stock.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2013 and December 31, 2012.  Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at June 30, 2013 and December 31, 2012.

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

Note 3 – Restricted Cash

Other non-current asset is a $10,000 certificate of deposit with an annual interest rate of 0.6%.  This certificate matures on June 17, 2014, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at June 30, 2013 and December 31, 2012 are summarized below:

	June 30, 2013	December 31, 2012
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Molding Equipment Interests	90,000	90,000
Total	105,961	105,961
Accumulated Depreciation	(25,168)	(13,508)
Property and Equipment, net	$80,793	$92,453

Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Depreciation expenses for six months ended June 30, 2013 and 2012 were $11,660 and $2,098, respectively.

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

The following values were used to calculate the intrinsic values of the Company’s outstanding compensatory warrants as of their issuance dates:

Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of these compensatory warrants outstanding at December 31, 2012 and June 30, 2013 and changes during the period is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2012	250,000	$1.00	1.25	$-
Granted	0
Exercised	0
Cancelled	0
Exercisable at
June 30, 2013	250,000	$1.00	0.75	$-

Stock Based Compensation

On August 31, 2011, the Company issued options to purchase an aggregate of 7,950,000 shares of the Company’s common stock with an estimated fair value of $636,000 to its officers and employees.  The options have an exercise price of $0.08 per share.  As of June 30, 2013, 4,300,000 options had vested and no options were exercised.  The options expire ten years from the date of grant unless earlier terminated.  Compensation cost, using the graded vesting attribute method in accordance with ASC 718, is recognized over the requisite service period.

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

The following table summarizes information regarding stock options outstanding as of June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.08	4,300,000	8.25	$0.08	4,300,000	8.25	$0.08

A summary of the stock options available under the 2009 Stock Incentive Plan at December 31, 2012 and June 30, 2013 and changes during the period then ended is presented below:

Available at December 31, 2012	3,100,000
Expired	2,600,000
Exercised	-
Canceled	-
Available at June 30, 2013	5,700,000

On June 29, 2013, the Company issued options to purchase an aggregate of 9,750,000 shares of the Company’s common stock under the 2012 Stock Incentive Plan with an estimated fair value of $78,000 to its officers and employees.  The options have an exercise price of $0.01 per share.  As of June 30, 2013, 9,750,000 options had vested and no options were exercised.  The options expire ten years from the date of grant unless earlier terminated.  Compensation cost, using the graded vesting attribute method in accordance with ASC 718, is recognized over the requisite service period.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 360%; risk-free interest rate of 2.29%; contractual life of ten years; and an exercise price ($0.01) equal to 100% of the grant-date common stock fair market value.  Expected volatility is calculated based on the historic trade day stock market closing price of the preceding 406 trading days.

The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding.

The following table summarizes information regarding stock options outstanding as of June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.01	9,750,000	10.00	$0.01	9,750,000	10.00	$0.01

A summary of the stock options available under the 2012 Stock Incentive Plan at December 31, 2012 and June 30, 2013 and changes during the period then ended is presented below:

Available at December 31, 2012	12,000,000
Granted	9,750,000
Exercised	-
Canceled	-
Available at June 30, 2013	2,250,000

Note 7 – Related Party Transactions

Under the 2011 Agreement and the New License Agreement, the Company incurred royalty expense payable to a related party of $53,000 at December 31, 2012 and this amount was paid in full in January 2013.

On August 24, 2012, the Company entered into the MDRA and the New License Agreement with various related parties, and the Company agreed under the MDRA to make deferred payments of $5,000 per month for 18 months (totaling $90,000; $55,000 is in short-term liabilities and $30,000 is in long-term liabilities) beginning July 1, 2013.  The Company paid $5,000 in June 30, 2013.  This obligation does not bear interest and is unsecured.

Under the MDRA, James P. Boyd agreed to surrender 223,991,933 shares of Company common stock when certain conditions were met. On January 17, 2013 all the conditions were met, and the 223,991,933 shares were surrendered to the Company, and on January 18, 2013 the Company cancelled such shares, and reduced its number of total outstanding common shares from 305,458,333 to 81,466,400.

On June 29, 2013 the Company converted accrued wages for the following Officers into one year convertible notes; 1) Timothy G. Dixon for $50,000;  Gerry Berg for $50,000; and Barry Glassman for $40,000.  The notes are convertible into the Company’s common stock at a conversion price of $.01 per share, and on June 29, 2013 the Company approved a deferred bonus to Gerry Berg for $40,000 in a one year convertible note of the Company’s common stock at a conversion price of $.01 per share. All of the notes bear interest at the rate of 5% per annum.

Note 8 – Geographic Information

The following table provides information related to the Company’s revenues for the three and six months ended June 30, 2013 and June 30, 2012:

Net Revenues	Three Months	Three Months	Six Months	Six Months
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net domestic revenues	$ -	$ 454,897	$ -	$ 961,519
Net international revenues	89,945	144,828	189,481	245,980
Total	$ 89,945	$ 599,725	$ 189,481	$ 1,207,499

Note 9 – Legal proceedings

On April 29, 2013 a former employee of the Company, Reid Jilek, sued the Company, its two directors and its three officers in San Diego County (California) Superior Court for breach of contract, retaliation, constructive discharge, failure to pay wages, failure to reimburse, conversion and fraudulent inducement. The case number is 37-2013-00046761-CU-OE-CTL. The complaint seeks damages of at least $50,000. The Company denies Jilek’s allegations and is vigorously defending against his action.

Note 10 – Subsequent Event

On July 17, 2013, the Company issued 2,000,000 shares of its common stock to a law office as compensation for non-litigation legal services to be rendered to the Company through July 2014, and 4,000,000 shares of its common stock to a consultant as compensation for services to be rendered in assisting the Company for a six-month period in connection with an investor relations plan.  Under its agreement with the law office, the Company also agreed to provide an automobile allowance of $300 per month.

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

On June 14, 2013, we entered into a Distribution Agreement with S4S (UK) Limited for the exclusive rights to promote, sell, market and distribute Sleepwell™ hardware in the United States to licensed dental professionals, licensed medical professionals, and licensed (and suitably trained) dental labs. The Sleepwell titratable sleep appliance hardware is U.S. Patented and FDA cleared. Sleepwell appliances are designed to treat snoring and obstructive sleep apnea by keeping the airway open to allow for additional air to pass.

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

On June 14, 2013, we entered into a Distribution Agreement (the “Agreement”) with S4S (UK) Limited for the exclusive rights to promote, sell, market and distribute Sleepwell™ hardware in the United States to licensed dental professionals, licensed medical professionals, and licensed (and suitably trained) dental labs. The Sleepwell titratable sleep appliance hardware is U.S. Patented and FDA cleared. Sleepwell appliances are designed to treat snoring and obstructive sleep apnea by keeping the airway open to allow for additional air to pass. We hope to begin operations under this Distribution Agreement in the second half of 3013.

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

For the three months ended June 30, 2013 and June 30, 2012

Net revenues for the three month periods ended June 30, 2013 and 2012 were $89,945 and $599,725, a decrease of $509,780 in the 2013 period and net revenues for the six month periods ended June 30, 2013 and 2012 were $189,481 and $1,207,499, a decrease of $1,018,018 in the 2013 period.  This decrease was primarily due to the Company no longer being able to sell AMPSA products in the U.S. as of January 1, 2013 under the New License Agreement. Under the New License Agreement, we have the non-exclusive right to manufacture and sell, free of any royalty or inception-fee obligations, our existing AMPSA Products in all non-US countries. Our international sales have to increase for us to achieve profitability. In addition, our international sales of AMPSA products were down substantially in the second quarter of 2013, because our international sales are made upon distributors orders and can be “bunchy”, quarter to quarter comparisons are not necessary instructive.

Operating expenses for the three month periods ended June 30, 2013 and 2012 were $311,371 and $950,774, a decrease of $639,403 in the 2013 period and operating expenses for the six month periods ended June 30, 2013 and 2012 were $584,374 and $1,934,045, a decrease of $1,349,671.    This decrease was mainly due to the elimination of royalty obligations for 2013 sales, the elimination of amortization charges which arose under the 2011 Agreement, the absence of investor relations consulting fees, headcount reductions, and the nonrecurrence of legal fees associated with the 2012 negotiation of the MDRA.

Selling expenses decreased $24,887, from $28,179 to $3,292 and General and Administrative costs decreased $10,969, from $31,327 to $20,358, for the three months ended June 30, 2012 and 2013, respectively and selling expenses decreased $44,321, from $50,828 to $6,507 and General and Administrative costs decreased $32,892, from $70,322 to $37,430, for the six months ended June 30, 2012 and 2013, respectively, due to the end of promotion of AMPSA products in the U.S. in 2013.

Salaries, wages and related costs decreased $47,285, due to a reduced employee headcount, from $285,294 to $238,009 for the three months ended June 30, 2012 and 2013, respectively and salaries, wages and related costs decreased $207,675, from $605,947 to $398,272 for the six months ended June 30, 2012 and 2013, respectively.

Royalties decreased $175,579, from $175,579 to $-0- for the three months ended June 30, 2012 and 2013, respectively and royalties decreased $350,157, from $354,515 to $4,158 for the six months ended June 30, 2012 and 2013, respectively. The decrease in Royalty expense was due to sales under the New License Agreement being royalty free effective January 1, 2013.

Amortization and depreciation decreased $70,219, from $76,049 to $5,830 for the three months ended June 30, 2012 and 2013, respectively and amortization and depreciation decreased $140,438, from $152,098 to $11,660 for the six months ended June 30, 2012 and 2013, respectively The decrease was mainly due to the absence in 2013 of amortization costs from the 2011 Agreement.

Consulting fees decreased $198,521, from $218,621 to $20100 for the three months ended June 30, 2012 and 2013, respectively and consulting fees decreased $453,628, from $478,761 to $25,133 for the six months ended June 30, 2012 and2013, respectively. This decrease was mainly due to the recognition in the 2012 periods of pro-rata expense of the one year investor relations consulting agreement signed in June 2011.

Legal and professional fees decreased $111,943, from $135,725 to $23,782 for the three months ended June 30, 2012 and 2013, respectively and legal and professional fees decreased $120,561, from $221,774 to $101,213 for the six months ended June 30, 2012 and 2013, respectively.   This decrease was mainly due to higher fees in 2012 related to legal negotiations which ultimately resulted in the MDRA and the New License Agreement signed on August 24, 2012.

Our net loss for the three months ended June 30, 2013 was $224,297 as compared to a net loss of $360,703 for the three month period ended June 30, 2012 and our net loss for the six months ended June 30, 2013 was $390,585 as compared to a net loss of $738,339 for the six month period ended June 30, 2012.

Liquidity and Capital Resources

Net cash used in operating activities totaled $37,308 for the six months ended June 30, 2013 and our loss for the six months ended June 30, 2013 was $390,585.  The primary reasons for the difference were non-cash stock-based compensation, increases in related party liabilities and in accrued expenses and other current liabilities, and an increase in accounts payable.

We had no material commitments for capital expenditures at June 30, 2013. On August 24, 2012, the MDRA provided us with a contractual right to continue to access the production molds to manufacture our AMPSA Products. For the rights to access and use the molds for production of AMPSA Products we will pay to TMD a total of $90,000, payable in equal monthly payments of $5,000 per month, for 18 months, beginning July 1, 2013.

As of June 30, 2013, we had approximately $6,000 of cash. We had no cash equivalents at the end of the quarter. Clearly, such a cash level is untenable. Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our operating expenses into fall 2013. However, changes in our product development or marketing plans or other events affecting our operating expenses may result in the expenditure of such cash before that time.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No disclosure required.

Item 4. Controls and Procedures

A.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 29, 2013 a former employee of the Company, Reid Jilek, sued the Company, its two directors and its three officers in San Diego County (California) Superior Court for breach of contract, retaliation, constructive discharge, failure to pay wages, failure to reimburse, conversion and fraudulent inducement. The case number is 37-2013-00046761-CU-OE-CTL.   The complaint seeks damages of at least $50,000. The Company denies Jilek’s allegations and is vigorously defending against his action.

Item 1A. Risk Factors

No disclosure required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1 3.1.1 3.1.2

Articles of Incorporation

Certificate of Merger, filed on February 22, 2011

Certificate of Amendment to Articles of Incorporation filed on October 15, 2012  (incorporated herein by reference to Form 8-K, filed on October 17, 2012)

3.2	Bylaws (incorporated herein by reference to Form SB-2, filed on November 21, 2007)
3.2.1 10.1

Bylaws amendments adopted August 22, 2012, August 24, 2012  and September 26, 2012

Distribution Agreement with S4S (UK) Limited, dated as of June 14, 2013 (incorportated herein by reference to Form 8-K, filed on June 18, 2013)

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

Date:  August 12, 2013

By:  /s/ Timothy G. Dixon

Timothy G. Dixon

President and Chief Executive Officer

(Principal Executive Officer)

Date:  August 12, 2013

By:  /s/ Gerry B. Berg

Gerry B. Berg

Chief Financial Officer

(Principal Financial Officer)