Form 10-Q
period 2013-09-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2013-11-12
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of November 11, 2013, the Registrant had 89,466,400 outstanding shares of Common Stock with a par value of $0.001 per share.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

PART I Financial Information

Item 1.

Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$12,788	$35,011
Accounts receivable, net	22,278	16,358
Inventories	23,770	30,790
Prepaid expenses and other current assets	66,547	14,535
Total current assets	125,383	96,694

Other non-current assets	17,268	12,410
Property and equipment, net	74,963	92,453

Total assets	$217,614	$201,557

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$297,083	$230,786
Accrued expenses and other current liabilities	223,680	24,814
Due to related parties	230,310	30,013
Royalties payable, related party	-	48,842
Total current liabilities	751,073	334,454

Long term liabilities:
Due to related parties	$15,000	$60,000
Total long term liabilities	15,000	60,000

Shareholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 699,999,999 shares authorized, 89,466,400 issued and outstanding at September 30, 2013 and 699,999,999 shares authorized, 305,458,333 issued and outstanding at December 31, 2012	89,466	305,458
Capital in excess of par	1,674,725	1,285,533
Deficit accumulated	(2,312,650)	(1,783,888)

Total shareholders' deficit	(548,459)	(192,897)

Total liabilities and shareholders' deficit	$217,614	$201,557

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended September 30, 2013	For the Three Months ended September 30, 2012	For the Nine Months ended September 30, 2013	For the Nine Months ended September 30, 2012

Net domestic sales	$-	$404,843	$-	$1,366,362
Net international sales	56,153	60,517	245,635	306,497
	56,153	465,360	245,635	1,672,859
Cost of goods sold	3,236	13,272	9,763	40,888
Gross profit	52,917	452,088	235,872	1,631,972

Operating expenses:
Selling	2,883	22,788	9,390	73,616
General and administrative	17,854	34,779	55,285	105,101
Salaries, wages, and related costs	82,750	277,749	481,022	883,696
Royalties	-	139,907	4,158	494,222
Amortization and depreciation	5,830	26,143	17,490	178,241
Consulting	19,067	57	44,200	478,818
Legal and professional	35,327	82,162	136,540	303,936
Total operating expenses	163,711	583,585	748,085	2,517,630

Loss from operations	(110,794)	(131,497)	(512,213)	(885,658)

Other income (expense):
Expense recapture as result of settlement	-	400,000	-	400,000
Net other income	6,796	(3,845)	18,842	14,987
Interest expense	(5,179)	(3,015)	(6,391)	(6,025)
Total other income (expense)	1,617	393,140	12,451	408,962
Net loss	$(109,177)	$261,643	$(499,762)	$(476,696)

Basic and diluted loss per common share	$(0.0012)	$0.0009	$(0.0025)	$(0.0016)

Weighted average shares outstanding	88,642,052	305,458,333	84,691,821	305,458,333

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Cash flows from operating activities
Net loss	$(499,762)	$(476,696)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Amortization	-	175,000
Depreciation	17,490	3,241
Stock based compensation to officers	-	-
Stock based compensation to consultants	44,200	-
Compensation expense - employee stock option plan	74,000	188,521
Expense recapture as result of settlement	-	(400,000)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	7,020	(14,346)
(Increase) decrease in accounts receivable	(5,920)	22,835
(Increase) decrease in prepaid expenses and other current assets	(52,012)	484,407
(Increase) decrease in other assets	(4,858)	(7,196)
Increase (decrease) in accounts payable	66,297	(14,476)
Increase (decrease) in accrued expenses and other current liabilities	211,866	(6,997)
Increase (decrease) in other related party liabilities	108,957	85,431
Net cash provided by operating activities	(32,721)	39,724

Cash flows from investing activities
Acquisition of fixed assets	-	(96,135)
Net cash used by investing activities	-	(96,135)

Cash flows from financing activities
Borrowing and other advances	36,002	-
Repayments	(25,505)	-
Net cash provided by financing activities	10,497	-

Increase in cash	(22,223)	(56,411)
Cash at beginning of period	35,011	87,976
Cash at end of period	$12,788	$31,566

Supplemental disclosure of non-cash investing and financing activities:
Increase in liabilities from merger	$-	$-
Increase (decrease) in License agreement and due to related party	-	(3,000,000)

Supplemental Cash Flow Information:
Cash paid for interest	$2,149	$6,025
Cash paid for income taxes	$800	$800

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2013

(Unaudited)

These unaudited  Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2012 included in its Annual Report on Form 10-K.

Note 1 – Organization and Presentation Basis

The consolidated financial statements included herein have been prepared by Therapeutic Solutions International, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of the management of the Company, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 and 2012. Interim results are not necessarily indicative of results for a full year or for any future period.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2013 and December 31, 2012.  Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at September 30, 2013 and December 31, 2012.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Under the New License Agreement the Company’s rights to sell AMPSA Products to the US market (81% of total revenue in 2012) expired at the end of 2012.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at September 30, 2013 and December 31, 2012 are summarized below:

	September 30, 2013	December 31, 2012
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Molding Equipment Interests	90,000	90,000
Total	105,961	105,961
Accumulated Depreciation	(30,998)	(13,508)
Property and Equipment, net	$74,963	$92,453

Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Depreciation expenses for nine months ended September 30, 2013 and 2012 were $17,490 and $2,098, respectively.

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

The following values were used to calculate the intrinsic values of the Company’s outstanding compensatory warrants as of their issuance dates:

Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of these compensatory warrants outstanding at December 31, 2012 and September 30, 2013 and changes during the period is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2012	250,000	$1.00	1.25	$-
Granted	0
Exercised	0
Cancelled	0
Exercisable at
September 30, 2013	250,000	$1.00	0.50	$-

Stock Based Compensation

On August 31, 2011, the Company issued options to purchase an aggregate of 7,950,000 shares of the Company’s common stock with an estimated fair value of $636,000 to its officers and employees.  The options have an exercise price of $0.08 per share.  As of September 30, 2013, 4,300,000 of these 2009 Stock Incentive Plan options had vested and no options were exercised.  The options expire ten years from the date of grant unless earlier terminated.  Compensation cost, using the graded vesting attribute method in accordance with ASC 718, is recognized over the requisite service period.

The fair value of these 2009 Stock Incentive Plan options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 191%; risk-free interest rate of 2.23%; contractual life of ten years; and an exercise price ($0.08) equal to 100% of the grant-date common stock fair market value.  Expected volatility is calculated based on the historic trade day stock market closing price of the preceding 406 trading days.

The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding.

The following table summarizes information regarding stock options outstanding as of September 30, 2013:

	Options Outstanding			Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.08	4,300,000	8.00	$0.08	4,300,000	8.00	$0.08

A summary of the stock options available under the 2009 Stock Incentive Plan at December 31, 2012 and September 30, 2013 and changes during the period then ended is presented below:

Available at December 31, 2012	3,100,000
Expired	2,600,000
Exercised	-
Canceled	-
Available at September 30, 2013	5,700,000

On June 29, 2013, the Company issued options to purchase an aggregate of 9,750,000 shares of the Company’s common stock under the 2012 Stock Incentive Plan with an estimated fair value of $78,000 to its officers and employees.  The options have an exercise price of $0.01 per share.  As of September 30, 2013, 9,750,000 of these Stock Incentive Plan options had vested and no options were exercised.  The options expire ten years from the date of grant unless earlier terminated.  Compensation cost, using the graded vesting attribute method in accordance with ASC 718, is recognized over the requisite service period.

The fair value of these 2012 Stock Incentive Plan options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 360%; risk-free interest rate of 2.29%; contractual life of ten years; and an exercise price ($0.01) equal to 100% of the grant-date common stock fair market value.  Expected volatility is calculated based on the historic trade day stock market closing price of the preceding 406 trading days.

The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding.

The following table summarizes information regarding 2012 Stock Incentive Plan stock options outstanding as of September 30, 2013:

	Options Outstanding			Options Exercisable
Exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.01	9,750,000	9.75	$0.01	9,750,000	9.75	$0.01

A summary of the stock options available under the 2012 Stock Incentive Plan at December 31, 2012 and September 30, 2013 and changes during the period then ended is presented below:

Available at December 31, 2012	12,000,000
Granted	9,750,000
Exercised	-
Canceled	-
Available at September 30, 2013	2,250,000

Note 7 – Related Party Transactions

Under the 2011 Agreement and the New License Agreement, the Company incurred royalty expense payable to a related party of $53,000 at December 31, 2012 and this amount was paid in full in January 2013.

On August 24, 2012, the Company entered into the MDRA and the New License Agreement with various related parties, and the Company agreed under the MDRA to make deferred payments of $5,000 per month for 18 months starting July 1, 2013. As of September 30, 2013, the Company has paid $20,000 and the remaining balance of $55,000 is in short-term liabilities and $15,000 is in long-term liabilities. This obligation does not bear interest and is unsecured.

Under the MDRA, James P. Boyd agreed to surrender 223,991,933 shares of Company common stock when certain conditions were met. On January 17, 2013 all the conditions were met, and the 223,991,933 shares were surrendered to the Company, and on January 18, 2013 the Company cancelled such shares, and reduced its number of total outstanding common shares from 305,458,333 to 81,466,400.

On January 14, 2013 the Company issued a one year 10% promissory note for a loan to the Company for $15,000 to Barry Glassman. The principal balance at September 30, 2013 is $13,000.

On January 16, 2013 the Company issued a one year 10% promissory note for a loan to the Company for $19,000 to Timothy G. Dixon.  The balance at September 30, 2013 is 17,497.23.  Also, on January 16, 2013 the Company issued a one year 10% promissory note for a loan to the Company for $15,000 to Timothy G. Dixon, with the principal balance $15,000 at September 30, 2013

On June 29, 2013 the Company converted accrued wages for the following Officers into one year convertible notes: 1) Timothy G. Dixon for $50,000; Gerry Berg for $50,000; and Barry Glassman for $40,000.  The notes are convertible into the Company’s common stock at a conversion price of $.01 per share. Also, on June 29, 2013 the Company approved a deferred bonus to Gerry Berg for $40,000 in a one year convertible note convertible into the Company’s common stock at a conversion price of $.01 per share. All of the notes bear interest at the rate of 5% per annum.

Total accrued interest at September 30, 2013 is $4,242.

Note 8 – Geographic Information

The following table provides information related to the Company’s revenues for the three and nine months ended September 30, 2013 and September 30, 2012:

Net Revenues	Three Months	Three Months	Nine Months	Nine Months
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net domestic revenues	$ -	$ 404,843	$ -	$ 1,366,362
Net international revenues	56,153	60,517	245,635	306,497
Total	$ 56,153	$ 465,360	$ 245,635	$ 1,672,859

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

We have not yet begun to market the Sleepwell™ hardware.  We are continuing to evaluate the effect of a competitor’s patent claims.

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

We have not yet begun to market the Sleepwell™ hardware.  We are continuing to evaluate the effect of a competitor’s patent claims.

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

For the three months and nine months ended September 30, 2013 and September 30, 2012

Net revenues for the three month periods ended September 30, 2013 and 2012 were $56,153 and $465,360, a decrease of $409,207 in the 2013 period.   Net revenues for the nine month periods ended September 30, 2013 and 2012 were $245,635 and $1,672,859, a decrease of $1,427,224 in the 2013 period.  These decreases were primarily due to the Company no longer being able to sell AMPSA products in the U.S. as of January 1, 2013 under the New License Agreement. Under the New License Agreement, we have the non-exclusive right to manufacture and sell, free of any royalty or inception-fee obligations, our existing AMPSA Products in all non-US countries. Our international sales have to increase for us to achieve profitability. In addition, our international sales of AMPSA products were down in the third quarter of 2013. Our international sales are made upon distributors orders and can be “bunchy”, so quarter to quarter comparisons are not necessary instructive.

Operating expenses for the three month periods ended September 30, 2013 and 2012 were $163,711 and $583,585, a decrease of $419,874 in the 2013 period and operating expenses for the nine month periods ended September 30, 2013 and 2012 were $748,085 and $2,517,630, a decrease of $1,769,545.    These decreases were mainly due to the elimination of royalty obligations for 2013 sales, the elimination of amortization charges which arose under the 2011 Agreement, the absence of investor relations consulting fees, headcount reductions, and the nonrecurrence of legal fees associated with the 2012 negotiation of the MDRA.

Selling expenses decreased $19,905, from $22,788 to $2,883 and General and Administrative costs decreased $16,925, from $34,779 to $17,854, for the three months ended September 30, 2012 and 2013, respectively and selling expenses decreased $64,226, from $73,616 to $9,390 and General and Administrative costs decreased $49,816, from $105,101 to $55,285, for the nine months ended September 30, 2012 and 2013, respectively, due to the end of promotion of AMPSA products in the U.S. in 2013.

Salaries, wages and related costs decreased $194,999, from $277,749 to $82,750 for the three months ended September 30, 2012 and 2013, respectively and salaries, wages and related costs decreased $402,674, from $883,696 to $481,022 for the nine months ended September 30, 2012 and 2013, respectively due to a reduced employee headcount,

Royalties decreased from $139,907 to $-0- for the three months ended September 30, 2012 and 2013, respectively and royalties decreased $490,064, from $494,222 to $4,158 for the nine months ended September 30, 2012 and 2013, respectively. The decrease in Royalty expense was due to sales under the New License Agreement being royalty free effective January 1, 2013.

Amortization and depreciation decreased $20,313, from $26,143 to $5,830 for the three months ended September 30, 2012 and 2013, respectively and amortization and depreciation decreased $160,751, from $178,241 to $17490 for the nine months ended September 30, 2012 and 2013, respectively. The decrease was mainly due to the absence in 2013 of amortization costs from the 2011 Agreement.

Consulting fees increased $19,010, from $57 to $19,067 for the three months ended September 30, 2012 and 2013, due to new consulting agreements entered into during the quarter.  Consulting fees decreased $434,618, from $478,818 to $44,200 for the nine months ended September 30, 2012 and 2013, which was mainly due to the recognition in the 2012 period of pro-rata expense of the one year investor relations consulting agreement signed in June 2011.

Legal and professional fees decreased $46,835, from $82,162 to $35,327 for the three months ended September 30, 2012 and 2013, respectively and legal and professional fees decreased $167,396, from $303,936 to $136,540 for the nine months ended September 30, 2012 and 2013, respectively.   This decrease was mainly due to higher fees in 2012 related to legal negotiations which ultimately resulted in the MDRA and the New License Agreement signed on August 24, 2012.

Our net loss for the three months ended September 30, 2013 was $109,177 as compared to a net income of $261,643 for the three month period ended September 30, 2012.  The net income at September 30, 2012 was mainly due to a $400,000 expense recapture in the quarter.  Our net loss for the nine months ended September 30, 2013 was $499,762 as compared to a net loss of $476,696 for the nine month period ended September 30, 2012.

Liquidity and Capital Resources

Net cash used in operating activities totaled $32,721 for the nine months ended September 30, 2013 and our loss for the nine months ended September 30, 2013 was $499,762.  The primary reasons for the difference were non-cash stock-based compensation, increases in related party liabilities (primarily for deferred compensation) and in accrued expenses and other current liabilities, and an increase in accounts payable.

We had no material commitments for capital expenditures at September 30, 2013. On August 24, 2012, the MDRA provided us with a contractual right to continue to access the production molds to manufacture our AMPSA Products. For the rights to access and use the molds for production of AMPSA Products we will pay to TMD a total of $90,000, payable in equal monthly payments of $5,000 per month, for 18 months, beginning July 1, 2013.

As of September 30, 2013, we had approximately $13,000 of cash. We had no cash equivalents at the end of the quarter. Clearly, such a cash level is untenable. Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our operating expenses through 2013. However, changes in our product development or marketing plans or other events affecting our operating expenses may result in the expenditure of such cash before that time.

In view of the MDRA and the New License Agreement, we believe we will need outside financing to execute our business plan in 2014 and beyond. There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Our auditor has stated in their opinion on our 2012 annual financial statements that there is substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No disclosure required.

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation
3.1.1	Certificate of Merger, filed on February 22, 2011
3.1.2	Certificate of Amendment to Articles of Incorporation filed on October 15, 2012 (incorporated herein by reference to Form 8-K, filed on October 17, 2012)
3.2	Bylaws (incorporated herein by reference to Form SB-2, filed on November 21, 2007)
3.2.1	Bylaws amendments adopted August 22, 2012, August 24, 2012 and September 26, 2012
10.1	Distribution Agreement with S4S (UK) Limited, dated as of June 14, 2013 (incorporated herein by reference to Form 8-K, filed on June 18, 2013)
31.1	Rule 13a-14(a)/Section 302 Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: November xx, 2013	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: November xx, 2013	By: /s/ Gerry B. Berg
Gerry B. Berg
Chief Financial Officer (Principal Financial Officer)