Form 10-K
period 2013-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2016-04-22
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-54554

_______________________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,019,250 based on a closing price of $0.05 as of June 28, 2012.

As of April 21, 2016, 672,951,000 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

INDEX

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I.

IMPORTANT PREFATORY NOTE

On August 24, 2012 the Company entered into a New License Agreement with Boyd Research, Inc. and related parties. The New License Agreement terminated prior Exclusive Agreements. The New License Agreement terminated our rights to sell AMPSA products in the United States market as of December 31, 2012. As of January 1, 2013 the Company under the New License Agreement has the rights to sell AMPSA products under the New License Agreement to non-US markets, royalty-free.

On April 28, 2014, we received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated. The ostensible reason Mr. Jaczko gave was our failure to make certain unspecified payments due under the license agreement to his clients. We disputed the termination, but believed that the costs involved with litigating the termination of the license was not in the best interest of the Company and its shareholders. Therefore, the Company decided to move in new direction.

EXPLANATORY NOTE

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and any statements regarding future potential revenue, gross margins and our prospects for fiscal 2014 and thereafter. These statements may appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

Actual results may vary materially from those in such forward-looking statements as a result of various factors, including those identified in "Item 1A. Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements. Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used. References in this Annual Report on Form 10-K to the “Company,” “TSOI,” “we,” “our,” and “us” refer to Therapeutic Solutions International, Inc.

ITEM 1

BUSINESS.

Corporate History

Therapeutic Solutions International, Inc. is a Nevada corporation which was incorporated on August 6, 2007 under the name “Friendly Auto Dealers, Inc.” In the first quarter of 2011, we acquired Splint Decisions Inc., and changed our name from Friendly Auto Dealers, Inc., to Therapeutic Solutions International, Inc. and our ticker symbol from “FYAD” to “TSOI.” This Annual Report on Form 10-K, and the financial statements included herein, reflect the treatment of Splint Decisions Inc., as the “accounting acquirer” in the transaction. Our principal executive office is located at 4093 Oceanside Blvd., Suite B, Oceanside, California 92056, our telephone number is (760) 295-7208 and our website is www.therapeuticsolutionsint.com. The reference to our website does not constitute incorporation by reference of the information contained on our website.

Our common stock is currently quoted on the Pink Sheets under the symbol TSOI. There currently is a limited public market for our common stock. A limited public market for our stock could make it difficult to sell your shares in our stock. The Company is currently delinquent in its reporting obligations with the Securities and Exchange Commission (“SEC”). The Company has not filed its annual report for the fiscal year ended December 31, 2014 and December 31, 2015, nor any of the quarterly reports for the periods ending March 31, 2014, June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015, September 30, 2015 and March 31, 2016. The Company’s common stock listing on the Pink Sheets currently has a “Yield” symbol affiliated with it indicating that there is limited public information available about the Company. The “Yield” affiliation also serves as a warning to potential investors that the Company may not be publishing adequate public information and only has published limited financial information and is delinquent in its SEC filings.

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

Description of Business until April 28, 2014

Until April 28, 2014 the Company sold (directly and through distributors and sublicensees), in non-US countries, plastic intraoral devices known as Anterior Midpoint Stop Appliances (“AMPSA Products”). Our customers were dentists and doctors. The AMPSA Products, which are used for the treatment and prevention of common neurological and temporomandibular disorders including migraine headaches, migraine pain and bruxism.

On April 28, 2014, we received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated. The ostensible reason Mr. Jaczko gave was our failure to make certain unspecified payments due under the license agreement to his clients. We disputed the termination, but believed that the costs involved with litigating the termination of the New License was not in the best interest of the Company and its shareholders. Therefore, the Company decided to move in new direction.

CURRENT BUSINESS DESCRIPTION

Therapeutic Solutions International, Inc. (“TSI”), is a public company (OTC:TSOI) focused on immune modulation for the treatment of several specific diseases. Immune modulation refers to the ability to upregulate (make more active) or downregulate (make less active) one’s immune system.

Activating one’s immune system is now a well-accepted method to cure certain cancers, reduce recovery time from viral or bacterial infections and to prevent illness. On the other hand, inhibiting one’s immune system is vital for reducing inflammation, autoimmune disorders and allergic reactions.

TSI is developing a range of immune-modulatory agents to target certain cancers, improve maternal and fetal health, fight periodontal disease, and for daily health. TSI has created several subsidiaries and divisions to focus on each of these programs:

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its flagship product, Projuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSOI filed a patent application for ProJuvenol® on 07-08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”.

OmniBiome, Inc. - is a subsidiary of TSI, incorporated in the State of Delaware on October 20, 2015, where the intellectual property surrounding probiotics is housed. Current programs focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease.

MolecuVax, Inc. – is a subsidiary of TSI, incorporated in the State of Delaware on October 28, 2015, where the intellectual property surrounding immune-oncology is housed. The programs within MolecuVax include using exosomes derived from various immune cells to attack cancers as well as developing a cancer vaccine against cancers that express a certain protein unique to them.

Summary

TSI has assembled a first-rate scientific advisory board that is leading the company into the most exciting and potentially profitable fields of medicine – immune modulation. TSI expects to launch several products that improve people’s health and well-being over the next several months.

Principle Products and Services

Clinical Stage Dexosome

TSOI recently licensed in 2015 a Dexosome Clinical Stage Cancer Immunotherapy Product from Gustave Roussy European Cancer Centre. Planning is still underway as to next steps.

Dexosomes are exosome nanoparticles generated by dendritic cells, which have previously been used by investigators at Anosys, Inc., in collaboration with researchers at Duke University, for treatment of cancer patients as part of an FDA-cleared Phase I clinical trial1. The licensed patent was invented by internationally-renowned immunologists Sebastian Amigorena, Doctor at the Curie Institute, and Laurence Zitvogel, Professor at Gustave Roussy. The patent covers means of generating therapeutically-effective dexosomes, which can act as a platform for loading any tumor antigen desired.

In the area of drug development, much of the risk is taking the technology from the lab to the patient. We are fortunate that the current technology has already been utilized in patients under FDA jurisdiction, and has demonstrated safety with signs of efficacy.

The in-licensing of the current patent augments previously filed patent applications by TSOI, including one filed in November 2015, covering uses of exosomes to stimulate both innate and adaptive arms of the immune response2. The Company plans to leverage the experience of its newest Board Member, Dr. Thomas Ichim, to lead the Dexosome program back into clinical trials. Dr. Ichim has previously patented the manipulation of exosomes in the area of cancer therapy for alleviation of immune suppression3, as well as being published in the peer-reviewed literature in this area4,5.

________________

Couzin-Frankel J. Breakthrough of the year 2013. Cancer immunotherapy. Science. 2013;342:1432-3. https://www.sciencemag.org/content/342/6165/1432.summary

Yang et al. Pterostilbene exerts antitumor activity via the Notch1 signaling pathway in human lung adenocarcinoma cells. PLoS One. 2013 May 3;8(5):e62652. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3643961/

Li et al. Pterostilbene acts through metastasis-associated protein 1 to inhibit tumor growth, progression and metastasis in prostate cancer. PLoS One. 2013;8(3):e57542. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3586048/

McCormack and McFadden. A review of pterostilbene antioxidant activity and disease modification. Oxid Med Cell Longev. 2013;2013:575482. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3649683/

Qureshi et al. Inhibition of nitric oxide and inflammatory cytokines in LPS-stimulated murine macrophages by resveratrol, a potent proteasome inhibitor. Lipids Health Dis. 2012 Jul 10;11:76. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3393619/

6

Marcus et al. Severe hypovitaminosis C occurring as the result of adoptive immunotherapy with high-dose interleukin 2 and lymphokine-activated killer cells. Cancer Res. 1987 Aug 1;47(15):4208-12.

Nutraceutical Division (TSOI)

ProJuvenol® is a powerful synergistic blend of complex anti-aging ingredients inspired by nature to help promote cellular rejuvenation and healthy functionality for everyday living, based upon pterostilbene, one of nature's unique and intelligent antioxidants/anti-inflammatories. ProJuvenol includes a scientifically valid blend of interactive ingredients with anti-aging and cellular protective properties to help support optimal health and provide the benefits of mental alertness and physical well-being.

Pterostilbene (pronounced "tero-STILL-bean") has created a buzz in the world of nutrition research. Scientists discovered this powerful antioxidant several decades ago and have since found that it rivals its cousin resveratrol's multi-functional abilities, and may actually exceed its anti-aging and health promoting potential. Found naturally in blueberries, pterostilbene has been shown in emerging experimental studies to exhibit up to 7 times greater bioavailability than resveratrol as well as better metabolic stability. This translates to potentially higher levels of pterostilbene in the blood upon ingestion, and longer lasting effects in the body compared to resveratrol. More simply put, it remains active in your body for a much greater period of time and during this enhanced bio-available period your body has the opportunity to allow it to utilize this powerful antioxidant molecule.

A large body of experimental research has now documented a wide range of potential health effects associated with pterostilbene. In fact, the more researchers study pterostilbene, the greater its human health potential becomes. In addition to being a powerful antioxidant, emerging experimental research suggests this plant compound may also help regulate cell growth, promote fat metabolism, support glucose utilization, influence brain function, and improve the body's natural detoxification enzymes that are required to help protect cells against potentially damaging compounds from the environment.

Projuvenol includes:

Pterostilbene (trans-3,5-dimethoxy-4-hydroxystilbene) is a natural dietary compound and the primary antioxidant component of blueberries. It has increased bioavailability in comparison to other stilbene compounds, which may enhance its dietary benefit and possibly contribute to a valuable clinical effect. Multiple studies have demonstrated the antioxidant activity of pterostilbene in both in vitro and in vivo models illustrating both preventative and therapeutic benefits. The antioxidant activity of pterostilbene has been implicated in anticarcinogenesis, modulation of neurological disease, anti-inflammation, attenuation of vascular disease, and amelioration of diabetes.

Alpha lipoic acid (ALA), a coenzyme that is essential for producing cellular energy, assists in deactivating cell-damaging free radicals and renewing the body's antioxidant defense system. ALA supports a healthy liver function and enhanced insulin sensitivities.

Superoxide dismutase (SOD), an essential enzyme found in all living cells, it is a powerful cellular protector which helps break down potentially harmful oxygen molecules in cells, assisting in the prevention of damage to tissues. Green coffee bean extract, which contains antioxidant polyphenols and plant compounds that help support a variety of biological processes including fat and glucose metabolism. Projuvenol uses the only known, patented coated source of Superoxide dismutase, to ensure that your body has the ability to absorb and utilize this ingredient. Uncoated versions of SOD have not been shown to be effective when taken orally.

DMAE, 2-dimethylaminoethanol, an ingredient known to help promote choline production, which is required for healthy neurological and cognitive function. DMAE has been shown to have the ability to scavenge specific types of free radicals, it is also has been shown to assist in improving memory and mood; boosting thinking skills and intelligence; and increasing physical energy, oxygen efficiency, athletic performance, and muscle reflexes.

Piperine for bio-enhanced nutrient absorption. Piperine has been clinically tested in the United States. Piperine significantly enhances the bioavailability of various supplement nutrients through increased absorption. We have included this in ProJuvenol because we believe that it significantly increases the absorption of the amazing active ingredients found in ProJuvenol.

Curcumin is an anti-inflammatory molecule in the turmeric root, a relative of ginger.

Patent:

TSOI filed a patent covering the use of its ProJuvenol® product, as well as various pterostilbene compositions, for use in augmenting efficacy of existing immuno-oncology drugs that are currently on the market. The patent is based on the ability of pterostilbene, one of the major ingredients of ProJuvenol®, to reduce oxidative stress produced by cancer cells, which in turn protects the immune system from cancer mediated immune suppression.

Immuno-Oncology, described by Science Magazine as 'Breakthrough of the Year1' offers the possibility of not only killing tumor cells in a non-toxic manner, but also establishing immunological memory, which patrols the body and destroys recurrent tumor cells. While great progress has been made in developing drugs that stimulate the immune system to recognize and kill tumors, a major pitfall of current approaches is that tumors produce chemicals and oxidative stress that suppresses the immune system, thus limiting efficacy of immune therapies.

Pterostilbene, which is chemically related to resveratrol, has been published to possess anticancer2,3, antioxidant4, and anti-inflammatory activities5. Through the filing of the recent patent, the company is exploring whether its lead product, ProJuvenol®, may be useful as a nutraceutical adjuvant to conventional cancer immunotherapies.

The importance of proper nutrition in the context of immunotherapy cannot be overstated. Studies on one of the original cancer immunotherapies, interleukin-2, demonstrated that efficacy was related to anti-oxidant content in the patients at time of therapy6. Accordingly, we are seeking through the current work to identify whether our currently marketed product, ProJuvenol®, may be utilized as part of an integrative approach to building up the immune response of cancer patients.

___________________

1.

Couzin-Frankel J. Breakthrough of the year 2013. Cancer immunotherapy. Science. 2013;342:1432-3. https://www.sciencemag.org/content/342/6165/1432.summary

2

Yang et al. Pterostilbene exerts antitumor activity via the Notch1 signaling pathway in human lung adenocarcinoma cells. PLoS One. 2013 May 3;8(5):e62652. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3643961/

3

Li et al. Pterostilbene acts through metastasis-associated protein 1 to inhibit tumor growth, progression and metastasis in prostate cancer. PLoS One. 2013;8(3):e57542. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3586048/

4

McCormack and McFadden. A review of pterostilbene antioxidant activity and disease modification. Oxid Med Cell Longev. 2013;2013:575482. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3649683/

5

Qureshi et al. Inhibition of nitric oxide and inflammatory cytokines in LPS-stimulated murine macrophages by resveratrol, a potent proteasome inhibitor. Lipids Health Dis. 2012 Jul 10;11:76. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3393619/

6

Marcus et al. Severe hypovitaminosis C occurring as the result of adoptive immunotherapy with high-dose interleukin 2 and lymphokine-activated killer cells. Cancer Res. 1987 Aug 1;47(15):4208-12.

TSOI markets currently two other nutraceuticals, T-Rx®, a testosterone booster, and Vital® Female, an estrogen booster and has plans to introduce a line of “oncologist friendly nutraceuticals” in liposome formula.

ProJuvenol® - Is a powerful synergistic blend of complex anti-aging ingredients inspired by nature to help promote cellular rejuvenation and healthy functionality for everyday living. Based upon one of nature's unique and intelligent anti- oxidants/anti-inflammatories.

T-Rx® - Is specifically designed just for men and is formulated to assist in increasing testosterone levels and keeping them high. The result is a significant increase in testosterone levels, which assist in adding lean muscle mass, bone density, increased energy and the reduction of fat.

VITAL® - Is specifically formulated for women and is designed to increase energy, increase bone density, reduce fat and improve muscle tone. Additionally this supplement will also optimize hormone levels, increase libido, and decrease symptoms of stress and anxiety.

OmniBiome, Inc.

OmniBiome, Inc. is focused on therapeutic / Rx approaches to either utilize or intervene with the systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal healthcare and resulting birth outcomes.

The Company will focus initially on developing CLIA Dx services for both pre-pregnancy-associated and pregnancy-associated conditions or diseases where there is a substantive link with microbiome dysbiosis (disruption or imbalance), as well as on restoring eubiosis (proper balance).

In parallel OmniBiome will build a database of aggregated patient data that will later inform development of Rx / therapeutic and medical device & drug-device combination approaches for treating the same conditions or diseases.

MicroBiome Targets

Certain microbiome target markets offer immediate revenue-generating business opportunities such as vaginal and lactal-duct microbiome banking & transplants from mother to child in the case of C-section-born babies, babies of non-nursing mothers, and children under 5 years of age receiving broad-spectrum antibiotics

OmniBiome’s main focus will be on developing Dx / Rx products & services for pregnancy-associated conditions or diseases where there is a documented or substantive putative link with microbiome dysbiosis and resulting inflammatory cascades

In parallel the Company will look to create alliances and/or out-license its Medical Device / Drug Device Combinations patent portfolio.

The Company also plans to in-license microbiome - and pregnancy-related Rx & Dx innovations from universities and research institutes – with several having been identified.

The Human Microbiome Link

The following microbiomes combined recapitulate approximately 75 - 80 % of the gut microbiome, hence OmniBiome sees no need to focus on the gut microbiome

The Vaginal Microbiome comprises approximately 300 - 600 species of bacteria. 100s of species are transferred to the newborn child orally as the baby passes thru the birth canal. C-section-born children miss this important microbiome transfer

The Breast Milk Microbiome contains between 200 - 700 species of bacteria and is transferred to the child via nursing. Babies of non-nursing mothers miss this equally important transfer.

The Oral Microbiome diversity spectrum also covers 600 species shared with the baby via kissing and sharing eating utensils – with both the mother & the father.

Licensed Patents

Patent titled "Prevention of Pregnancy Complications by Probiotic Administration." Press Release of 7/22/2015.

Patent titled "Preventative Methods and Therapeutic or Pharmaceutical Compositions for the Treatment or Prevention of Pregnancy Complications" covers utility of vaccines and various agents to alter pathological conditions in which the maternal immune system induces a process of inflammation that culminates in placental alterations leading to either fetal loss or preterm labor. Press Release of 9/8/2015.

Patent titled "Diagnostic Methods For The Assessment Of Pregnancy Complications" a cytokine-based diagnostic kit aimed at stratifying risk of preterm labor and other pregnancy associated complications. Press Release of 9/21/2015.

Patent titled "A Medical Device For Reducing The Risk Of Preterm-Labor And Preterm-Birth" covering various medical devices aimed at immune modulating the cervical microenvironment in order to prevent preterm labor. Press Release of 9/29/2015.

MolecuVax, Inc.

MolecuVax is a subsidiary of the Company where the intellectual property surrounding immune-oncology is housed. The programs within MolecuVax include using exosomes derived from various immune cells to attack cancers as well as developing a cancer vaccine against cancers that express a certain protein unique to them.

On February 08, 2016 TSOI licensed its exosome patent filed on 11-20-2015 to MolecuVax titled “Exosome Mediated Innate and Adaptive Immune Stimulation for Treatment of Cancer” as part of a future generation of immune cell derived nanoparticles, as a means of selectively stimulating the body's own natural defense mechanisms to seek and destroy cancer cells by company collaborators. The patent is focused on a means of manufacturing exosomes that possess high concentrations of proteins found on tumors, which are specifically optimized to stimulate the immune system of cancer patients as a new form of immunotherapy.

This patent was collaboration between Dr. Michael Agadjanyan, Head of the Department of Immunology at the Institute for Molecular Medicine, and Dr. Santosh Kesari, Head of Neuro-Oncology at the John Wayne Cancer Center, both of whom are members of the Scientific Advisory Board of TSOI.

Exosomes are one of the means by which immune system cells communicate with each other. In the current patent we disclose means of generating exosomes in the laboratory, which can be utilized as a nanoparticle-based cancer vaccine to stimulate immune response to tumors in patients suffering from cancer.

Immunotherapy of cancer offers the possibility of selectively treating cancer without the side effects of radiation and chemotherapy. The recent FDA approval of immune stimulatory drugs such as checkpoint inhibitors strongly supports the advancement of this natural means of using the body's own immune system to treat the cancer. Immunotherapy offers possibility to help patients in which chemotherapy and radiotherapy no longer work, without the side effects of these approaches.

E-COMMERCE WEBSITE

The Company’s current e-commerce website seeks to speak directly and clearly to the user with the Company’s established brand platform and function as a tactical extension of the Company’s sales message.

In developing and implementing the Company’s website, the Company will continue to:

•

Establish and integrate an enterprise solution that allows it to sell products securely over the Internet, www.youcanordernow.com;

•

Provide a mobile interface that allows customers and medical professionals to acquire product data and purchase from a mobile device such as an iPhone;

•

Publish articles, news and white papers containing relevant information;

•

Allow customers and medical professionals accessing the website to create a contact form with database capture; and,

•

Provide for links to other Social Media websites where the Company will establish its brand identity, including Face Book, Twitter, et al.

OTHER MARKETING EFFORTS

The Company currently uses a number of other marketing efforts using the growing social media channels, FaceBook, YouTube, Twitter, Instagram, etc, which currently are becoming increasing more relevant for our marketing strategy.

MANUFACTURING AND ORDER FULLFILLMENT

The Company has located and vetted redundant “Certified Good Manufacturing Practices” (cGMP) manufacturing and production facilities and the Company’s initial products will be produced, warehoused and shipped through its existing corporate offices.

GOVERNMENT REGULATION

The Company’s business is subject to varying degrees of regulation by a number of government authorities in the United States, including the United States Food and Drug Administration (FDA), the Federal Trade Commission (FTC), and the Consumer Product Safety Commission. The Company will be subject to additional agencies and regulations if it enters the manufacturing business. Various agencies of the state and localities in which we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business that these and other authorities regulate include, among others:

•

product claims and advertising;

•

product labels;

•

product ingredients; and

•

how we package, distribute, import, export, sell and store our products.

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the United States, while the FTC regulates marketing and advertising claims. The FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body,” which includes regulations requiring companies, their suppliers and manufacturers to meet Good Manufacturing Practices in the preparation, packaging, storage and shipment of their products. Management is committed to meeting or exceeding the standards set by the FDA.

The FDA has also issued regulations governing the labeling and marketing of dietary and nutritional supplement products. They include:

•

the identification of dietary or nutritional supplements and their nutrition and ingredient labeling;

•

requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;

•

labeling requirements for dietary or nutritional supplements for which “high potency” and “antioxidant” claims are made;

•

notification procedures for statements on dietary and nutritional supplements; and

•

pre-market notification procedures for new dietary ingredients in nutritional supplements.

The Dietary Supplement Health and Education Act of 1994 (DSHEA) revised the existing provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements and defined dietary supplements to include vitamins, minerals, herbs, amino acids and other dietary substances used to supplement diets. DSHEA generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about such products. The FDA is generally prohibited from regulating active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

The Company is also subject to a variety of other regulations in the United States, including those relating to taxes, labor and employment, import and export, and intellectual property.

Employees

As of December 31, 2015, we had three full-time employees, all non-union. We believe that our relations with our employees are good.

ITEM 1A

RISK FACTORS

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

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

Our liquidity and capital resources are very limited.

Our ability to fund operating activities is also dependent upon our ability to access external sources of financing and our ability to effectively manage our expenses in relation to revenues. Our ability to fund working capital and anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions specific to the health, supplements and nutrition products industries, consumer demand for our products, competition and other factors that are beyond our control. There can be no assurance that our operations and access to external sources of financing will continue to provide resources sufficient to satisfy our liabilities arising in the ordinary course of business.

We will require significant additional external financing to implement our business plan.

We will require external financing to sustain our operations, support our expansion, achieve or maintain profitability, or, should we become subject to unforeseen events or circumstances, continue as a going concern. There can be no assurance that we will be able to secure any such external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. Any inability to achieve or sustain profitability or otherwise secure external financing would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations, which may result in a substantial or complete loss of invested capital.

We may not be able to effectively manage our potential growth and the execution of our business plan.

Our potential growth and the execution of our business plan together are likely to place significant strain on our managerial, operational and financial resources. To effectively manage our potential growth and execute our business plan, we will need to, among other things:

•

retain additional personnel across several departments in the Company;

•

develop strong customer loyalty for new products in a crowded competitive marketplace;

•

continue to establish and continue to increase awareness of our brands;

•

price our products and services at points which will allow us to maximize sales while at the same time maximizing gross profit margins;

•

establish, maintain, expand and manage multiple relationships with various vendors, strategic partners, licensees and other third parties, including suppliers of the products we sell on our website and elsewhere, warehousing distributors, shipping companies and others;

•

rapidly respond to competitive developments, particularly when new high-demand products become available;

•

build an operations structure to support our business and provide efficient and effective customer service and support;

•

expand our IT infrastructure to respond to increasing customer traffic to our website, demand for content from site users and to manage growing e-commerce transactions;

•

establish and maintain effective financial and management controls, reporting systems and procedures;

•

control our expenses;

•

provide competitive employee salaries and benefit packages; and,

•

avoid lawsuits and other adverse claims.

There can be no assurance that we will be able to accomplish any or all of the above goals. If we prove unable to effectively execute our business plan or manage our growth, it is likely to have a material adverse effect on our business, financial condition, including liquidity and profitability, and our results of operations.

If our proposed product sales model does not successfully operate at a profit our growth strategy may be impeded.

To effectively expand and meet our growth objectives our products sales model must be executed upon in a profitable manner. Profitability is dependent upon a variety of factors, some beyond our control, including, but not limited to the amount of traffic we can consistently attract to our brand, to retail sales in “brick and mortar” retailers, to our website, and our ability to stock or otherwise make available products that our customers purchase, our ability to stock or otherwise make available the best new products as they enter the market, our ability to provide consistent and superior customer service, the general economic conditions, particularly in the U.S., that could impact the amount of money customers spend collectively on the products we sell, and/or that could reduce the amount of money our average customer spends, and/or could reduce the number or frequency of repeat orders for products, and/or could result in customers finding products in other venues if they can find those products for a lower price. Other factors that could impact our ability to execute on our business model in a profitable manner include, but are not limited to, competition in our markets, recruiting, training and retaining qualified personnel and management, maintenance of required local, state and federal governmental approvals and permits, costs associated with principal component products and supplies, delivery shortages or interruptions, consumer trends, our ability to finance operations externally, changes in supply or prices of the products we sell and disruptions or business failures among our product suppliers, distributors, warehouses or shippers. Any failure to operate in a profitable manner could hurt our ability to meet our growth objectives by attracting licensees, and our business, financial condition, including liquidity and profitability, and our results of operations would be negatively affected.

If we cannot stock, warehouse or otherwise provide product to customers in a consistent, reliable and cost-effective manner our growth strategy may be impeded.

As our growth strategy depends to a large extent on our ability to sell various products to consumers on our website and in traditional “brick and mortar” retailers, if we cannot supply those products in a consistent, reliable and cost-effective manner, we may lose customers. To accomplish a consistent, reliable and cost-effective method for supplying product to customers, we must successfully engage with suppliers at a number of levels, including warehousing agreements, stocking agreements and other forms of distribution. Our ability to conclude such arrangements with specific product suppliers may involve the need for trade finance, purchasing agreement finance and other capital. In addition, we may encounter problems in fulfilling orders due to business conditions among the products companies themselves, many of which problems are beyond our control. If we are unable to establish and continue such agreements and structures with products companies, our growth strategy may be impeded, which could negatively affect our business, financial condition, including liquidity and profitability, and our results of operations.

We face significant competition for our products.

The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid change. Our competitors include:

•

traditional and well established companies with recognized and well patronized brands in the nutritional supplements and health products industry segment;

•

entrenched nutritional supplements and health products companies with well known customer on-line services and portals and other high-traffic web sites that provide sales access to healthcare and nutritional supplements and related products; and

•

companies that focus on providing on-line and/or off-line healthcare related content, including some that promote competitor brands.

Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These companies may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these companies or any alliances they have formed or may form. If we are unable to compete with one or more of our competitors, our growth strategy may be impeded, which could negatively affect our business, financial condition, including liquidity and profitability, and our results of operations.

We initially and primarily depend on a single line of product for our revenue.

Although we intend and expect to develop and introduce new nutraceutical products, we currently market and sell Projuvenol©, a pterostilbene based system, T-Rx and Vital. We currently do not have a broad portfolio of other products completed that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale, or distribution of our current products.

Government regulation could adversely affect our business.

Our products and their associated component ingredients are subject to existing and potential government regulation. Our failure, or the failure of our business partners or third party providers, to accurately anticipate the application of laws and regulations affecting our products and the manner in which we deliver them, or any failure to comply, could create liability for us, result in adverse publicity, or negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to consumer protection and other issues, including pricing, products liability, copyrights and patents, distribution and characteristics and quality of products and services. We cannot predict whether these laws or regulations will change or how such changes will affect our business. Any of this government regulation could impact our growth strategy, which could negatively affect our business, financial condition, including liquidity and profitability, and our results of operations.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expense or be prevented from providing certain services, and which may otherwise harm our business.

We could be subject to claims that we are misappropriating or infringing intellectual property, trade secrets or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay substantial damage awards and to develop non-infringing products, obtain a license or cease selling the products that use or contain the infringing intellectual property. We may be unable to develop non-infringing products or obtain a license on commercially reasonable terms, or at all. Any claims against our company for infringement could impede our growth strategy, which could negatively affect our business, financial condition, including liquidity and profitability, and our results of operations.

We may be subject to claims brought against us as a result of product associated content we provide.

Consumers are reasonably expected to access health-related information regarding our products through our on-line web site. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers or others may sue us for various causes of action. Although our planned web site contains terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, the law governing the validity and enforceability of on-line agreements with consumers that provide the terms and conditions for use of our public or private portals are unenforceable. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and require costly changes to our business. We have planned editorial procedures in place to provide quality control of the information that we publish or provide. However, we cannot assure you that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content. Even if potential claims do not result in liability to us, the fact that we would need to investigate and defend against these claims could be expensive and time consuming and could divert management’s attention away from our operations. In addition, our business is in part based on establishing a reputation amongst consumers that our portals as trustworthy and dependable sources of healthcare information. Allegations of impropriety or inaccuracy, even if unfounded, could therefore harm our reputation and business, which could negatively affect our business, financial condition, including liquidity and profitability, and our results of operations.

Changes in commodity and other operating costs or supply chain and business disruptions could adversely affect our results of operations.

Changes in product costs are a part of our business; any increase in the prices that suppliers charge for their products could adversely affect our operating results. We remain susceptible to increases in prices as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, safety concerns, product recalls, labor disputes and government regulations. We rely on third-party distribution companies to deliver ingredients to our manufacturers and ultimately our products to customers. Interruption of distribution services due to financial distress or other issues could adversely affect our operations.

We face substantial competition in attracting and retaining qualified senior management and key personnel and may be unable to develop and grow our business if we cannot attract and retain such senior management and key personnel.

As an early stage company, our ability to develop and grow our business, to a large extent, depends upon our ability to attract, hire and retain highly qualified and knowledgeable senior management and key personnel who possess the skills and experience necessary to satisfy our business needs. Our ability to attract and retain such senior management and key personnel will depend on numerous factors, including our ability to offer salaries, benefits and professional growth opportunities that are comparable with and competitive to those offered by more established companies operating in our marketplace. We may be required to invest significant time and resources in attracting and retaining additional senior management and key personnel as needed. Moreover, many of the companies with which we will compete for any such individuals have greater financial and other resources, affording them the ability to undertake more extensive and aggressive hiring campaigns, than we can. The normal running of our operations may be interrupted, and our financial condition and results of operations negatively affected, as a result of any inability on our part to attract or retain the services of qualified and experienced senior management and key personnel, or should our prospective key personnel refuse to serve, or, once appointed, leave prior to a suitable replacement being found.

Risks Associated With Our Restricted Securities

Because there is currently a limited public trading market for our common stock, investor may not be able to resell stock.

Our stock is now traded in OTC Markets under the stock symbol TSOI, which results in a very illiquid and limited market for our common stock.

The Company is currently delinquent in its reporting obligations with the Securities and Exchange Commission (“SEC”). The Company has not filed its annual report for the fiscal year ended December 31, 2014 and December 31, 2015, nor any of the quarterly reports for the periods ending March 31, 2014, June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015, September 30, 2015 and March 31, 2016. The Company’s common stock listing on the Pink Sheets currently has a “Yield” symbol affiliated with it indicating that there is limited public information available about the Company. The “Yield” affiliation also serves as a warning to potential investors that the Company may not be publishing adequate public information and only has published limited financial information and is delinquent in its SEC filings.

We have identified material weaknesses in our internal control over financial reporting.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business.

We evaluated our existing controls as of December 31, 2015. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting. A “material weakness” is a control deficiency, or combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Readers are directed to review that portion of this Form 10-K entitled Item 9A Controls and Procedures for a detailed disclosure.

Under Section 404 and the SEC’s rules, a company cannot find that its internal control over financial reporting is effective if any “material weaknesses” exist in its controls over financial reporting.

Our business changed materially on April 09, 2014 when we lost the right to sell AMPSA Products.

Boyd Research Inc. gave notice to TSOI that we were in default on amounts owed for International Patent Maintenance Fees on April 28, 2014.

Section8.2(a) of the License Agreement provides that “if TSOI fails to cure [its] default within the applicable cure period, Licensor shall have the right to immediately terminate this Agreement.”

TSOI disputed the amounts owed but ultimately was unable to cure this default and Boyd Research Inc. exercised their contractual rights under the August 24, 2012 MDRA and terminated our license agreement to market AMPSA products Internationally.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

The trading market for our common stock is currently not liquid. We cannot predict how liquid the market for our common stock might become. Our common stock is quoted in OTC Markets under the symbol TSOI.

Our common stock may be deemed a “penny stock”, which would make it more difficult for investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities and investors may find it more difficult to dispose of our securities.

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

We do not plan to pay any cash or stock dividends in the foreseeable future.

The payment of dividends upon our capital stock is solely within the discretion of our future board of directors and is dependent upon our financial condition, results of operations, capital requirements, restrictions contained in our future financing instruments and any other factors our board of directors may deem relevant. We have never declared or paid any cash or stock dividends on our capital stock and we currently anticipate that we will retain earnings, if any, to finance the development and expansion of our business and, as such, do not intend on paying any cash or stock dividends in the foreseeable future.

ITEM 1B

UNRESOLVED STAFF COMMENTS

No disclosure required.

ITEM 2

PROPERTIES.

We do not own any real-estate property or manufacturing equipment. Our business is conducted in approximately 1,300 square feet of rented offices and warehouse space located at 4093 Oceanside Blvd., Suite B, Oceanside, CA 92056.

ITEM 3

LEGAL PROCEEDINGS.

None.

ITEM 4

MINE SAFETY DISCLOSURES.

No disclosure required.

PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is now traded in OTC Markets under the stock symbol TSOI, which results in a very illiquid and limited market for our common stock. As of the date of Annual Report on Form 10-K there are approximately 137 stockholders of record of our common stock.

The following table sets forth the quarterly high and low sales prices for our common stock from January 1, 2012 through December 31, 2013.

Quarter Ended	High	Low
December 31, 2013	$0.009	$0.003
September 30, 2013	$0.009	$0.003
June 30, 2013	$0.025	$0.005
March 31, 2013	$0.07	$0.01
December 31, 2012	$0.08	$0.02
September 30, 2012	$0.05	$0.02
June 30, 2012	$0.07	$0.02
March 31, 2012	$0.07	$0.03

Dividends

We did not declare or pay dividends during 2012 to 2013 and do not anticipate declaring or paying dividends in the foreseeable future.

Issuances of Unregistered Securities

On July 10, 2013, we issued 2,000,000 shares of common stock, valued at $.006 per shares, for legal services.

On July 15, 2013, we issued 4,000,000 shares of common stock, valued at $.006 per share, for consulting services.

On November 15, 2013, we issued 5,000,000 shares of common stock, valued at $.005 per share, for consulting services.

On March 31, 2014, we issued 2,500,000 shares of common stock, valued at $.0035 per share, for consulting services.

On March 31, 2014, we issued 2,500,000 shares of common stock, valued at $.004 per share, for consulting services.

On March 31, 2014, we issued 2,000,000 shares of common stock, valued at $.0035 per share, for consulting services.

On March 31, 2014, we issued 2,500,000 shares of common stock, valued at $.006 per share, for legal services.

On June 19, 2014, we issued 45,000,000 shares of common stock, valued at $.003 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On June 19, 2014, we issued 45,000,000 shares of common stock, valued at $.003 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 26,562,500, shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 21,476,435shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 26,562,500 shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 21,250,000 shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 7,682,165 shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On December 9, 2014, we issued 100,000,000 shares of common stock, valued at $.0035 per share, in regard to a Material Definitive Agreement (Form 8-K filed on December 10, 2014).

On April 1, 2015, we issued 10,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On April 11, 2015, we issued 20,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On April 11, 2015, we issued 2,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On April 17, 2015, we issued 20,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On June 1, 2015, we issued 3,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On June 1, 2015, we issued 7,000,000 shares of common stock, valued at $.0025 per share, for legal services

On June 8, 2015, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On August 31, 2015, we issued 10,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 9, 2015, we issued 3,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 16, 2015, we issued 2,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 17, 2015, we issued 4,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 17, 2015, we issued 31,500,000 shares of common stock, valued at $.0025 per share, for consulting services.

On November 17, 2015, we issued 20,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 30, 2015, we issued 5,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On November 30, 2015, we issued 2,500,000 shares of common stock, valued at $.0025 per share, for legal services.

On January 4, 2016, we issued 2,500,000 shares of common stock, valued at $.0025 per share, for consulting services.

On January 22, 2016, we issued 2,500,000 shares of common stock, valued at $.0025 per share, for consulting services.

On February 1, 2016, we issued 2,500,000 shares of common stock, valued at $.0025 per share, for consulting services.

On February 5, 2016, we issued 8,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On February 22, 2016, we issued 5,451,000 shares of common stock, valued at $.003 per share, in regard to a License Agreement (Form 8-K filed on February 25, 2016).

On February 26, 2016, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On March 7, 2016, we issued 10,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On March 21, 2016, we issued 100,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

Repurchases/Cancellation of Securities

We made no repurchases of our securities for the years ended 2012-2015.

On January 18, 2013 James Boyd surrendered 223,991,933 shares of common stock to us for cancellation of the license to use the international patents for the AMPSA device pursuant to the terms of a MDRA, and upon satisfaction of the conditions specified in an Escrow Agreement.

ITEM 6

SELECTED FINANCIAL DATA.

No disclosure required.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company. The following discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Therapeutic Solutions International, Inc. is a Nevada corporation which was incorporated on August 6, 2007 under the name “Friendly Auto Dealers, Inc.” In the first quarter of 2011, we acquired Splint Decisions, Inc., and changed our name from Friendly Auto Dealers, Inc., to Therapeutic Solutions International, Inc., and our ticker symbol from “FYAD” to “TSOI.” This Annual Report on Form 10-K, and the financial statements included herein, reflect the treatment of Splint Decisions, Inc., as the “accounting acquirer” in the transaction. Our principal executive office is located at 4093 Oceanside Blvd., Suite B, Oceanside, California 92056, our telephone number is (760) 295-7208 and our website is www.therapeuticsolutionsint.com. The reference to our website does not constitute incorporation by reference of the information contained on our website.

Our common stock is currently quoted on the Pink Sheets under the symbol TSOI. There currently is a limited public market for our common stock. A limited public market for our stock could make it difficult to sell shares in our stock. The Restricted Securities offered hereby are a speculative investment. This offering involves substantial risks, including the risk that the Investor may lose their entire investment in the Company.

The Company is currently delinquent in its reporting obligations with the Securities and Exchange Commission (“SEC”). The Company has not filed its annual report for the fiscal year ended December 31, 2014, nor any of the quarterly reports for the periods ending March 31, 2014, June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015, September 30, 2015 and March 31, 2016. The Company’s common stock listing on the Pink Sheets currently has a “Yield” symbol affiliated with it indicating that there is limited public information available about the Company. The “Yield” affiliation also serves as a warning to potential investors that the Company may not be publishing adequate public information and only has published limited financial information and is delinquent in its SEC filings.

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

Description of Business until April 28, 2014

Until April 28, 2014 the Company sold (directly and through distributors and sublicensees), in non-US countries, plastic intraoral devices known as Anterior Midpoint Stop Appliances (“AMPSA Products”). Our customers were dentists and doctors. The AMPSA Products are used for the treatment and prevention of common neurological and temporomandibular disorders including migraine headaches, migraine pain and bruxism.

On April 28, 2014, we received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc., and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated. The ostensible reason Mr. Jaczko gave was our failure to make certain unspecified payments due under the license agreement to his clients. We disputed the termination, but believed that the costs involved with litigating the termination of the New License was not in the best interest of the Company and its shareholders. Therefore, the Company decided to move in new direction.

CURRENT BUSINESS DESCRIPTION

Therapeutic Solutions International is a public company (OTC:TSOI) focused on immune modulation for the treatment of several specific diseases. Immune modulation refers to the ability to upregulate (make more active) or downregulate (make less active) one’s immune system.

Activating one’s immune system is now a well-accepted method to cure certain cancers, reduce recovery time from viral or bacterial infections and to prevent illness. On the other hand, inhibiting one’s immune system is vital for reducing inflammation, autoimmune disorders and allergic reactions.

TSI is developing a range of immune-modulatory agents to target certain cancers, improve maternal and fetal health, fight periodontal disease, and for daily health. TSI has created several subsidiaries and divisions to focus on each of these programs:

Nutraceutical Division – TSI has been producing very high quality nutraceuticals. Its flagship product, Projuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSOI filed a patent application for ProJuvenol® on 07-08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”.

OmniBiome, Inc. - is a subsidiary of TSI where the intellectual property surrounding probiotics is housed. Current programs focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease.

MolecuVax, Inc. – is a subsidiary of TSI where the intellectual property surrounding immune-oncology is housed. The programs within MolecuVax include using exosomes derived from various immune cells to attack cancers as well as developing a cancer vaccine against cancers that express a certain protein unique to them.

Summary

TSI has assembled a first-rate scientific advisory board that is leading the company into the most exciting and potentially profitable fields of medicine – immune modulation. TSI expects to launch several products that improve people’s health and well-being over the next several months.

Clinical Stage Dexosome

TSOI recently licensed in 2015 a Dexosome Clinical Stage Cancer Immunotherapy Product from Gustave Roussy European Cancer Centre. Planning is still underway as to next steps.

Dexosomes are exosome nanoparticles generated by dendritic cells, which have previously been used by investigators at Anosys, Inc., in collaboration with researchers at Duke University, for treatment of cancer patients as part of an FDA-cleared Phase I clinical trial1. The licensed patent was invented by internationally-renowned immunologists Sebastian Amigorena, Doctor at the Curie Institute, and Laurence Zitvogel, Professor at Gustave Roussy. The patent covers means of generating therapeutically-effective dexosomes, which can act as a platform for loading any tumor antigen desired.

In the area of drug development, much of the risk is taking the technology from the lab to the patient. We are fortunate that the current technology has already been utilized in patients under FDA jurisdiction, and has demonstrated safety with signs of efficacy.

The in-licensing of the current patent augments previously filed patent applications by TSOI, including one filed in November 2015, covering uses of exosomes to stimulate both innate and adaptive arms of the immune response2. The Company plans to leverage the experience of its newest Board Member, Dr. Thomas Ichim, to lead the Dexosome program back into clinical trials. Dr. Ichim has previously patented the manipulation of exosomes in the area of cancer therapy for alleviation of immune suppression3, as well as being published in the peer-reviewed literature in this area4,5.

_______________________

1

Couzin-Frankel J. Breakthrough of the year 2013. Cancer immunotherapy. Science. 2013;342:1432-3. https://www.sciencemag.org/content/342/6165/1432.summary

2

Yang et al. Pterostilbene exerts antitumor activity via the Notch1 signaling pathway in human lung adenocarcinoma cells. PLoS One. 2013 May 3;8(5):e62652. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3643961/

3

Li et al. Pterostilbene acts through metastasis-associated protein 1 to inhibit tumor growth, progression and metastasis in prostate cancer. PLoS One. 2013;8(3):e57542. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3586048/

4

McCormack and McFadden. A review of pterostilbene antioxidant activity and disease modification. Oxid Med Cell Longev. 2013;2013:575482. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3649683/

5

Qureshi et al. Inhibition of nitric oxide and inflammatory cytokines in LPS-stimulated murine macrophages by resveratrol, a potent proteasome inhibitor. Lipids Health Dis. 2012 Jul 10;11:76. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3393619/

6

Marcus et al. Severe hypovitaminosis C occurring as the result of adoptive immunotherapy with high-dose interleukin 2 and lymphokine-activated killer cells. Cancer Res. 1987 Aug 1;47(15):4208-12.

Nutraceutical Division (TSI)

ProJuvenol® is a powerful synergistic blend of complex anti-aging ingredients inspired by nature to help promote cellular rejuvenation and healthy functionality for everyday living. Based upon pterostilbene, one of nature's unique and intelligent antioxidants/anti-inflammatories. ProJuvenol includes a scientifically valid blend of interactive ingredients with anti-aging and cellular protective properties to help support optimal health and provide the benefits of mental alertness and physical well-being.

Pterostilbene (pronounced "tero-STILL-bean") has created a buzz in the world of nutrition research. Scientists discovered this powerful antioxidant several decades ago and have since found that it rivals its cousin resveratrol's multi-functional abilities, and may actually exceed its anti-aging and health promoting potential. Found naturally in blueberries, pterostilbene has been shown in emerging experimental studies to exhibit up to 7 times greater bioavailability than resveratrol as well as better metabolic stability. This translates to potentially higher levels of pterostilbene in the blood upon ingestion, and longer lasting effects in the body compared to resveratrol. More simply put, it remains active in your body for a much greater period of time and during this enhanced bio-available period your body has the opportunity to allow it to utilize this antioxidant molecule.

A large body of experimental research has now documented a wide range of potential health effects associated with pterostilbene. In fact, the more researchers study pterostilbene, the greater its human health potential becomes. In addition to being a powerful antioxidant, emerging experimental research suggests this plant compound may also help regulate cell growth, promote fat metabolism, support glucose utilization, influence brain function, and improve the body's natural detoxification enzymes that are required to help protect cells against potentially damaging compounds from the environment.

Projuvenol includes:

Pterostilbene (trans-3,5-dimethoxy-4-hydroxystilbene) is a natural dietary compound and the primary antioxidant component of blueberries. It has increased bioavailability in comparison to other stilbene compounds, which may enhance its dietary benefit and possibly contribute to a valuable clinical effect. Multiple studies have demonstrated the antioxidant activity of pterostilbene in both in vitro and in vivo models illustrating both preventative and therapeutic benefits. The antioxidant activity of pterostilbene has been implicated in anticarcinogenesis, modulation of neurological disease, anti-inflammation, attenuation of vascular disease, and amelioration of diabetes.

Alpha lipoic acid (ALA), a coenzyme that is essential for producing cellular energy, assists in deactivating cell-damaging free radicals and renewing the body's antioxidant defense system. ALA supports a healthy liver function and enhanced insulin sensitivities.

Superoxide dismutase (SOD), an essential enzyme found in all living cells, it is a powerful cellular protector which helps break down potentially harmful oxygen molecules in cells, assisting in the prevention of damage to tissues. Green coffee bean extract, which contains antioxidant polyphenols and plant compounds that help support a variety of biological processes including fat and glucose metabolism. Projuvenol uses the only known, patented coated source of Superoxide dismutase, to ensure that your body has the ability to absorb and utilize this ingredient. Uncoated versions of SOD have not been shown to be effective when taken orally, ProJuvenol does not include ingredients that are not shown to possess the ability to convey the benefits attributable to that ingredient.

DMAE, 2-dimethylaminoethanol, an ingredient known to help promote choline production, which is required for healthy neurological and cognitive function. DMAE has been shown to have the ability to scavenge specific types of free radicals, it is also has been shown to assist in improving memory and mood; boosting thinking skills and intelligence; and increasing physical energy, oxygen efficiency, athletic performance, and muscle reflexes. Piperine for bio-enhanced nutrient absorption. Piperine has been clinically tested in the United States. Piperine significantly enhances the bioavailability of various supplement nutrients through increased absorption. We have included this in ProJuvenol because we believe that it significantly increases the absorption of the active ingredients found in ProJuvenol.

Curcumin is an anti-inflammatory molecule in the turmeric root, a relative of ginger.

Patent:

TSOI filed a patent covering the use of its ProJuvenol® product, as well as various pterostilbene compositions, for use in augmenting efficacy of existing immuno-oncology drugs that are currently on the market. The patent is based on the ability of pterostilbene, one of the major ingredients of ProJuvenol®, to reduce oxidative stress produced by cancer cells, which in turn protects the immune system from cancer mediated immune suppression.

Immuno-Oncology, described by Science Magazine as 'Breakthrough of the Year1' offers the possibility of not only killing tumor cells in a non-toxic manner, but also establishing immunological memory, which patrols the body and destroys recurrent tumor cells. While great progress has been made in developing drugs that stimulate the immune system to recognize and kill tumors, a major pitfall of current approaches is that tumors produce chemicals and oxidative stress that suppresses the immune system, thus limiting efficacy of immune therapies.

Pterostilbene, which is chemically related to resveratrol, has been published to possess anticancer2,3, antioxidant4, and anti-inflammatory activities5. Through the filing of the recent patent, the company is exploring whether its lead product, ProJuvenol®, may be useful as a nutraceutical adjuvant to conventional cancer immunotherapies.

The importance of proper nutrition in the context of immunotherapy cannot be overstated. Studies on one of the original cancer immunotherapies, interleukin-2, demonstrated that efficacy was related to anti-oxidant content in the patients at time of therapy6. Accordingly, we are seeking through the current work to identify whether our currently marketed product, ProJuvenol®, may be utilized as part of an integrative approach to building up the immune response of cancer patients.

_____________________

1

Couzin-Frankel J. Breakthrough of the year 2013. Cancer immunotherapy. Science. 2013;342:1432-3. https://www.sciencemag.org/content/342/6165/1432.summary

2

Yang et al. Pterostilbene exerts antitumor activity via the Notch1 signaling pathway in human lung adenocarcinoma cells. PLoS One. 2013 May 3;8(5):e62652. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3643961/

3

Li et al. Pterostilbene acts through metastasis-associated protein 1 to inhibit tumor growth, progression and metastasis in prostate cancer. PLoS One. 2013;8(3):e57542. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3586048/

4

McCormack and McFadden. A review of pterostilbene antioxidant activity and disease modification. Oxid Med Cell Longev. 2013;2013:575482. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3649683/

5

Qureshi et al. Inhibition of nitric oxide and inflammatory cytokines in LPS-stimulated murine macrophages by resveratrol, a potent proteasome inhibitor. Lipids Health Dis. 2012 Jul 10;11:76. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3393619/

6

Marcus et al. Severe hypovitaminosis C occurring as the result of adoptive immunotherapy with high-dose interleukin 2 and lymphokine-activated killer cells. Cancer Res. 1987 Aug 1;47(15):4208-12.

TSOI markets currently two other nutraceuticals, T-Rx®, a testosterone booster, and Vital® Female, an estrogen booster and has plans to introduce a line of “oncologist friendly nutraceuticals” in liposome formula.

OmniBiome, Inc.

OmniBiome, Inc. is focused on therapeutic / Rx approaches to either utilize or intervene with the systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal healthcare and resulting birth outcomes.

The Company will focus initially on developing CLIA Dx services for both pre-pregnancy-associated and pregnancy-associated conditions or diseases where there is a substantive link with microbiome dysbiosis (disruption or imbalance), as well as on restoring eubiosis (proper balance).

In parallel OmniBiome will build a database of aggregated patient data that will later inform development of Rx / therapeutic and medical device & drug-device combination approaches for treating the same conditions or diseases.

MicroBiome Targets

Certain microbiome target markets offer immediate revenue-generating business opportunities such as vaginal and lactal-duct microbiome banking & transplants from mother to child in the case of C-section-born babies, babies of non-nursing mothers, and children under 5 years of age receiving broad-spectrum antibiotics

OmniBiome’s main focus will be on developing Dx / Rx products & services for pregnancy-associated conditions or diseases where there is a documented or substantive putative link with microbiome dysbiosis and resulting inflammatory cascades

In parallel the Company will look to create alliances and/or out license its Medical Device / Drug Device Combinations patent portfolio.

The Company also plans to in-license microbiome- and pregnancy-related Rx & Dx innovations from universities and research institutes – several have already been identified.

The Human Microbiome Link

The following microbiomes combined recapitulate approximately 75 - 80 % of the gut microbiome, hence OmniBiome sees no need to focus on the gut microbiome

The Vaginal Microbiome comprises approximately 300 - 600 species of bacteria. 100s of species are transferred to the newborn child orally as the baby passes thru the birth canal C-section-born children miss this important microbiome transfer

The Breast Milk Microbiome contains between 200 - 700 species of bacteria and is transferred to the child via nursing. Babies of non-nursing mothers miss this equally important transfer.

The Oral Microbiome diversity spectrum also covers 600 species shared with the baby via kissing and sharing eating utensils – with both the mother & the father.

Licensed Patents

Patent titled "Prevention of Pregnancy Complications by Probiotic Administration." Press Release of 7/22/2015.

Patent titled "Preventative Methods and Therapeutic or Pharmaceutical Compositions for the Treatment or Prevention of Pregnancy Complications" covers utility of vaccines and various agents to alter pathological conditions in which the maternal immune system induces a process of inflammation that culminates in placental alterations leading to either fetal loss or preterm labor. Press Release of 9/8/2015.

Patent titled "Diagnostic Methods For The Assessment Of Pregnancy Complications" a cytokine-based diagnostic kit aimed at stratifying risk of preterm labor and other pregnancy associated complications. Press Release of 9/21/2015.

Patent titled "A Medical Device For Reducing The Risk Of Preterm-Labor And Preterm-Birth" covering various medical devices aimed at immune modulating the cervical microenvironment in order to prevent preterm labor. Press Release of 9/29/2015.

MolecuVax, Inc.

MolecuVax is a subsidiary of TSI where the intellectual property surrounding immune-oncology is housed. The programs within MolecuVax include using exosomes derived from various immune cells to attack cancers as well as developing a cancer vaccine against cancers that express a certain protein unique to them.

On February 08, 2016 TSOI licensed its exosome patent filed on 11-20-2015 to MolecuVax titled “Exosome Mediated Innate and Adaptive Immune Stimulation for Treatment of Cancer” as part of a future generation of immune cell derived nanoparticles, as a means of selectively stimulating the body's own natural defense mechanisms to seek and destroy cancer cells by company collaborators. The patent is focused on a means of manufacturing exosomes that possess high concentrations of proteins found on tumors, which are specifically optimized to stimulate the immune system of cancer patients as a new form of immunotherapy.

This patent was a collaboration between Dr. Michael Agadjanyan, Head of the Department of Immunology at the Institute for Molecular Medicine, and Dr. Santosh Kesari, Head of Neuro-Oncology at the John Wayne Cancer Center, both of whom are members of the Scientific Advisory Board of TSOI.

Exosomes are one of the means by which immune system cells communicate with each other. In the current patent we disclose means of generating exosomes in the laboratory, which can be utilized as a nanoparticle-based cancer vaccine to stimulate immune response to tumors in patients suffering from cancer.

Immunotherapy of cancer offers the possibility of selectively treating cancer without the side effects of radiation and chemotherapy. The recent FDA approval of immune stimulatory drugs such as checkpoint inhibitors strongly supports the advancement of this natural means of using the body's own immune system to treat the cancer. Immunotherapy offers possibility to help patients in which chemotherapy and radiotherapy no longer work, without the side effects of these approaches.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during 2013.

Results of Operations

We had a net loss of approximately $0.6 million in 2013 compared to a net loss of approximately $0.8 million in 2012.

Our international sales of products for the 12 months of 2013 was approximately $0.3 million versus sales in 2012 of approximately $0.3 million. The Company did not have a license to sell products in the U.S. for 2013. Domestic sales of $1.8 million for 2012 have been reclassified as discontinued operations. See Note 10 to the Financial Statements.

Operating expenses for the years ended December 31, 2013 and December 31, 2012 were approximately $0.9 million and $2.8 million, respectively, a decrease of approximately $1.9 million. This decrease was due to the Company no longer having a license to sell products in the U.S. Sales for 2013 were for international sales only.

Selling expenses decreased approximately $0.090 million for 2013 as compared to 2012. This decrease was due to the Company no longer having a license to sell products in the U.S. Selling expenses of approximately $4 thousand were reclassified as discontinued operations for 2012. See Note 10 to the Financial Statements.

General and administrative expenses decreased approximately $.070 million for 2013 as compared to 2012. This decrease was due to the Company no longer having a license to sell products in the U.S.

Salaries, wages and related costs decreased approximately $0.668 million for 2013 as compared to 2012. This decrease was primarily due to reductions in employees due to the Company no longer having a license to sell products in the U.S.

We paid $0 in royalties for sales of product the year ended December 31, 2013 versus approximately $106,247 for 2012 for international sales. Sales of international products for 2013 were royalty free. Royalty expenses of approximately $550 million were reclassified as discontinued operations for 2012. See Note 10 to the Financial Statements.

Amortization and depreciation was approximately $0.023 million for the year ended December 31, 2013 versus approximately $0.18 million for the year ended December 31, 2012.

Consulting fees decreased approximately $0.393 million for 2013 as compared to 2012. This decrease was primarily due to the Company retaining consultants during 2013.

Legal and professional fees decreased approximately $0.433 million for 2013 as compared to 2012. This decrease was primarily due to legal fees during 2012 which resulted in the MDRA and the New License Agreement, and to legal assistance with activities related to the transitions contemplated by those agreements.

As noted above, the nature and conditions of our business changed substantially on January 1, 2013, due to licensing changes.

Liquidity and Capital Resources

As of December 31, 2013, our cash and cash equivalents totaled only about $12,500 and our current liabilities had increased to about $786,000. Particularly in view of our no longer having the right to sell our Products in the United States beginning January 1, 2013, our current cash reserves are not adequate for our needs. The Company plans to continue to reduce costs and seek additional funding for operations.

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

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES

A.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) for the period covered by this Annual Report on Form 10-K as of December 31, 2013. Based on this evaluation, these officers concluded that as of December 31, 2013, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. This assessment was based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2013 was not effective and was subject to material weaknesses.

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

C.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2013 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective ages as of February 29, 2016 are as follows:

Directors:

Name of Director	Age
Timothy G. Dixon Gerry B. Berg Thomas E. Ichim*	57 69 40

Executive Officers:

Name of Officer	Age	Offices
Timothy G. Dixon Gerry B. Berg	57 69	Chief Executive Officer and President Vice President, Chief Financial Officer and Secretary

The term of office for each director is one year, or until the next annual meeting of the stockholders.

*Thomas E. Ichim, Ph.D was appointed to the Board of Directors on January 22, 2016.

Biographical Information

Timothy G. Dixon

Mr. Dixon has served the Company as Chief Executive Officer, President and Chairman of the Board since 2011. Mr. Dixon previously served as the President of TMD Courses, Inc. from 2006 to 2012 and; as the President of Splint Decisions, Inc., from 2010 to 2011. Mr. Dixon has attended hundreds of hours of continuing medical/dental education throughout the years and has produced many educational DVD’s used by dental professionals worldwide on the subject of parafunctional control, migraine prevention, therapeutic Botox injections, migraine pathophysiology, dental sleep medicine, and other therapeutic protocols. Mr. Dixon also has extensive experience in dealing with corporate compliance matters with the U.S. Food and Drug Administration, (FDA) as well as many international regulatory bodies.

Gerry B. Berg

Gerry B. Berg has served as our Vice-President and Chief Financial Officer since April 20, 2011. Mr. Berg became a director of the Company on August 24, 2012. Mr. Berg has over 30 years of senior management experience working with private and public companies. From May 2010 to March 2011, Mr. Berg served as President and Chairman of the Board of Directors of Friendly Auto Dealers, Inc., and also served in a consulting capacity from March 2009 to May 2010.

Mr. Berg holds a Bachelors of Science in Accounting from Walsh College where he graduated Cum Laude. Mr. Berg became a Certified Public Accountant in the State of Michigan in 1979 and in the State of California in 1984. Mr. Berg does not currently practice as a Certified Public Accountant.

Thomas E. Ichim, Ph.D

Dr. Ichim was appointed to the Board of Directors on January 22, 2016. Dr. Ichim is a seasoned biotechnology entrepreneur with a track record of scientific excellence. He has founded/co-founded several companies including Batu Biologics, Inc., Medvax Pharma Corp, ToleroTech, Inc, bioRASI, and OncoMune LLC. To date he has published 99 peer-reviewed articles and is co-editor of the textbooks “RNA Interference: From Bench to Clinical Translation” and “Immuno-Oncology Text Book.”

Dr. Ichim is an ad-hoc editor and sits on several editorial boards. Dr Ichim is inventor on over 50 patents and patent applications. Dr. Ichim has extensive experience with stem cell therapy and cellular product development through FDA regulatory pathways. Dr. Ichim spent over 7 years as the President and Chief Scientific Officer of Medistem, developing and commercializing a novel stem cell, the Endometrial Regenerative Cell, through drug discovery, optimization, preclinical testing, IND filing, and up through Phase II clinical trials with the FDA. Dr. Ichim has extensive experience in product development, regulatory filings, and business development.

Dr. Ichim has a BSc in Biology from the University of Waterloo, Waterloo, Ontario, Canada, a MSc in Microbiology and Immunology a University of Western Ontario, London, Ontario, Canada and a Ph.D in Immunology from the University of Sciences Arts and Technology, Olveston Monserrat.

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

The Board of Directors reviews with management and the Company's independent public accountants the Company's financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the Board of Directors deems appropriate. Because our common stock is traded on the OTC Markets Pink Sheept, we are not subject to the listing requirements of any securities exchange regarding audit committee related matters.

The Board of Directors consisted of two directors: Mr. Dixon and Mr. Berg, until January 22, 2016 when Thomas E. Ichim was elected to the Board of Directors. Because we do not have an audit committee at all, we disclose that we do not have any "audit committee financial expert" serving on an audit committee.

Compensation Committee Related Function

We do not currently have a standing compensation committee, and do not have a compensation committee charter. The full Board of Directors currently has the responsibility of reviewing and establishing compensation for executive officers and making policy decisions concerning salaries and incentive compensation for executive officers of the Company.

The Company's executive compensation program is administered by the Board of Directors, which determines the compensation of the Chief/Executive Officer/President and the Chief Financial Officer of the Company. In reviewing the compensation of the individual executive officers, the Board of Directors considers the recommendations of the Chief Executive Officer, other market information and current market conditions, as well as any existing employment agreements with them.

Nominating Committee Related Function

We do not currently have a standing nominating committee. We have not adopted procedures by which security holders may recommend nominees to serve on our board of directors.

SCIENTIFIC ADVISORY BOARD

The following are members of the Company’s Scientific Advisory Board as of February 29, 2016:

Dr. Michael G. Agadjanyan is currently Research Professor of Immunology and Virology at the Institute for Molecular Medicine. He was formally a Visiting Professor at the University of Pennsylvania, Phildelphia, PA. He was also previously a Visiting Professor at the Wistar Institute in Philadelphia, and before that a Junior then Senior Scientist at the Gamaleya Institute of the USSR Academy of Science, Moscow. Dr. Agadjanyan has served on several committees and member of several international associations, He has over 120 publications in the areas of cellular immunology and virology.

Dr. Agadjanyan currently holds two grants from the National Institutes of Health on the immunology and biochemistry of HIV infection and HIV vaccines. His research interests are in the area of immune response to HIV infection and the development of HIV-1 vaccines based on DNA vaccine technology.

D.Sc,, Immunology/Virology, Institute of Viral Preparation, USSR Academy of Science, 1989; Ph.D., Immunology, Institute of Epidemiology & Immunology, USSR Academy of Science, 1980; M.S., Biology, Moscow State University, Moscow, 1976; B.S., Biology, University of Yerevan, Armenia, 1972.

Dr. Barry Glassman, DMD, DAAPM, DAACP, FICCMO, Diplomate ABDSM, FADI, is a Diplomate of the American Academy of Craniofacial Pain and the American Academy of Pain Management, as well as a Fellow of the International College of Craniomandibular Orthopedics and the Academy of Dentistry International, he is also on staff at the Lehigh Valley Hospital where he serves as a resident instructor of Craniofacial Pain and Dysfunction and Dental Sleep Medicine.

Dr. Glassman is a Diplomate of the Academy of Dental Sleep Medicine. He is on the staff at the Sacred Heart Hospital Sleep Disorder Center, as well as serving as the Chief Dental Consultant to three other sleep centers in the Lehigh Valley.

A popular and dynamic speaker, Dr. Glassman lectures internationally, as well as throughout the United States. In addition to his extensive schedule which includes guest lecture appearances and in-depth courses on joint dysfunction, chronic pain, headache, sleep disorders, and migraine headache, Dr. Glassman is a frequent speaker at major chronic pain and joint dysfunction professional conferences.

University of Pittsburgh: Bachelor of Science 1969, Pittsburgh, Pennsylvania

University of Pittsburgh School of Dental Medicine; D.M.D. 1973, Pittsburgh Pennsylvania

Post Graduate Hours in Craniomandibular Dysfunction and Sleep Disorders: Over 2500

Dr. David P. Hajjar is currently Professor of Biochemistry, at Weill Cornell Medical College and Professor of Pathology and Laboratory Medicine, Weill Cornell Medical College. Professor Hajjar was also a Frank H.T. Rhodes Distinguished Professor of Cardiovascular Biology and Genetics, Pathology and Laboratory Medicine, Weill Cornell Medical College from 1998 – 2014. Currently Dr. Hajjar is Dean Emeritus and was Executive Vice Provost at Cornell University.

The principal aim of Dr. Hajjar’s work is to define the mechanisms by which Nitric Oxide (NO) and prostaglandin synthetic pathways interact to alter eicosanoid biosynthesis as well as to investigate the impact of these mediators on atherosclerosis and thrombosis.

Over the years, he has defined the roles and mechanisms of these complex signaling interactions in order to gain an understanding of the pathophysiological processes in atherosclerosis using animal models and the consequences of pharmacological interventions.

Dr. Santosh Kesari is a board-certified neurologist and neuro-oncologist and is currently Chair, Department of Translational Neuro-Oncology and Neurotherapeutics, John Wayne Cancer Institute. He is also Director of Neuro-Oncology, Providence Saint John’s Health Center and Member, Los Angeles Biomedical Research Institute.

He is ranked among the top 1% of neuro-oncologists and neurologists in the nation, according to Castle Connolly Medical Ltd and an internationally recognized scientist and clinician.

Dr. Kesari is a winner of an Innovation Award by the San Diego Business Journal. He is on the advisory board of American Brain Tumor Association, San Diego Brain Tumor Foundation, Chris Elliott Fund, Nicolas Conor Institute, Voices Against Brain Cancer, and Philippine Brain Tumor Alliance. He has been the author of over 250 scientific publications, reviews, or books. He is the inventor on several patents and patent applications, and founder and advisor to many cancer and neurosciences focused biotech startups.

Dr. Harry M. Lander was the Assistant Provost of Weill Cornell Medical College in New York City where, similarly, he oversaw the business of science from 2003 to 2013. From 1995-1999, Dr. Lander was an Assistant Professor of Biochemistry at Cornell University Medical College.

His National Institutes of Health-funded laboratory studied the role of reactive nitrogen on the activation of the Ras superfamily of proteins and its role in carcinogenesis. He served on the editorial board of Antioxidants and Redox Signaling and as a reviewer for a National Institutes of Health Study Section – Special Emphasis Panel.

Dr. Lander received a B.S. in Biochemistry and a B.A. in Chemistry from State University at Stony Brook in 1987, a Ph.D. in Biochemistry from Cornell University Graduate School of Medical Sciences in 1992 and an MBA in Finance from the New York University Stern School of Business in 2001.

Dr. Vijay Mahant has been involved in Research and Development in the medical industry for close to 30 years. Working in the FDA regulated medical industry, he has headed R&D activities for several bio-medical companies as well as being the founder, CEO & Chairman of MediLite, Inc.

Dr. Mahant has specialized in the areas of assay development, has numerous patents to his credit and has published extensively. Dr. Mahant received his B.S. in Biochemistry from the University of Salford, UK; a M.S. in Medicinal Chemistry and a Ph.D. in Medical Biochemistry from Lougborough University of Technology, UK.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

ITEM 11

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation paid, with respect to years ended December 31, 2012 and 2011 for services rendered to us in all capacities, to each person who served as an executive officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy G. Dixon*	2013	10,500					-	10,500
President and CEO	2012	112,500					14,000	126,500

Gerry B. Berg**	2013	10,500					-	10,500
Vice President, Chief Financial Officer	2012	111,589					14,000	125,589

Outstanding Equity Awards

Warrants

On June 27, 2008, the Company granted certain compensatory warrants. As of December 31, 2015 all warrants expired and no warrants were ever exercised.

Stock Based Compensation

As of December 31, 2012 the Company had 3,100,000 stock options outstanding. As of December 31, 2013 all options expired or were cancelled by options holders. The Company did not grant any stock options for the years ended December 31, 2014 or December 31, 2015.

Employment Agreements

We do not have any employment agreements as of December 31, 2015.

Director Compensation

When our employees serve on our Board of Directors, we do not give them any additional compensation in respect of such Board service. Directors currently serve without compensation.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2016, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. As of March 31, 2016, a total of 672,951,000 shares of our common stock were outstanding.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Shares Outstanding
Timothy G. Dixon (2)	106,475,671	15.82%
Gerry B. Berg (3)	97,750,000	14.53%
Thomas E. Ichim* (4)	34,500,000	5.13%
Robert F. Graham	102,500,000	18.95%
John Peck, Jr.	120,000,000	17.83%
All directors and executive officers as a group (3 persons) (2)(3)(4)	238,725,671	34.10%

*Dr. Ichim was appointed to the Board of Directors on January 22, 2016.

(1)

Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares. The persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors currently consists of three directors, two of whom are an employee director. As of December 31, 2015 we disclose that we had no independent directors. Thomas E. Ichim, Ph.D was appointed to the Board of Directors on January 22, 2016

In general, it is our policy to submit all proposed related party transactions (those of the kind and size that may require disclosure under Regulation S-K, Item 404) to the Board of Directors for approval. The Board of Directors only approves those transactions that are on terms comparable to, or more beneficial to us than, those that could be obtained in arm’s length dealings with an unrelated third party. Examples of related party transactions covered by our policy are transactions in which any of the following individuals has or will have a direct or indirect material interest: any of our directors or executive officers, any person who is known to us to be the beneficial owner of more than 5% of our common stock, and any immediate family member of one of our directors or executive officers or person known to us to be the beneficial owner of more than 5% of our common stock.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants, PLS CPA, A Professional Corporation, for auditing and accounting services for fiscal year 2013 was $40,000 (inclusive of the review of the quarterly reports on Form 10-Q).

The aggregate fees billed to us by our principal accountants, PLS CPA, A Professional Corporation, for auditing and accounting services for fiscal year 2012 was $40,000 (inclusive of the review of the quarterly reports on Form 10-Q).

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

3.

Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation
3.1.1	Certificate of Merger, filed February 22, 2011
3.1.2	Certificate of Amendment to Articles of Incorporation filed October 15, 2012 (incorporated herein by reference to Form 8-K, filed on October 17, 2012)
3.2	Bylaws (incorporated herein by reference to Form SB-2, filed on November 21, 2007)
3.2.1	Bylaws amendments adopted August 22, 2012, August 24, 2012 and September 26, 2012
10.1	2009 Stock Incentive Plan (as amended on August 31, 2011) (incorporated herein by reference to Form 10-K, filed on October 31, 2012)
10.2	Common Stock Share Exchange Agreement dated November 16, 2010 (incorporated herein by reference to Exhibit E to Regulation 14C information statement filed on February 15, 2011)
10.3	Exclusive License Agreement between Boyd Research, Inc. and us, dated April 1, 2011 (incorporated herein by reference to Form 10-K, filed on October 31, 2012)
10.4	Investor Relations Consulting Agreement, between us and Constellation Asset Advisors, Inc., dated June 17, 2011 (incorporated herein by reference to Form 10-K, filed on October 31, 2012)
10.5	Employment Agreement between Timothy Dixon and us, dated November 15, 2011 (incorporated herein by reference to Form 10-K, filed on October 31, 2012)
10.6	Employment Agreement between Gerry Berg and us, dated November 15, 2011 (incorporated herein by reference to Form 10-K, filed on October 31, 2012)
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

10.10	Voting Agreement, by and between us and James P. Boyd, dated August 24, 2012 (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed August 30, 2012)
10.11	License Agreement, by and among us, Innovative Supplements, Inc. and Robert F. Graham, dated December 9, 2014 (incorporated herein by reference to Form 8-K filed December 10, 2014)
10.12	License Agreement, by us and OmniBiome, Inc., a wholly owned subsidiary, dated November 18, 2015, 2015 (incorporated herein by reference to Form 8-K filed November 18, 2015)
10.13	License Agreement, by us and OmniBiome, Inc., a wholly owned subsidiary, dated December 4, 2015, 2015 (incorporated herein by reference to Form 8-K filed December 8, 2015)
10.14	License Agreement, by us and MolecuVax, Inc., a wholly owned subsidiary, dated February 5, 2016, 2015 (incorporated herein by reference to Form 8-K filed February 8, 2015)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/Section 302 Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

By: /s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer and President
Date: April 22, 2016

/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer, President and Director (Principal Executive Officer)
Date: April 22, 2016

/s/ Gerry B. Berg
Gerry B. Berg
Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Date: April 22, 2016

/s/ Thomas E. Ichim
Thomas E. Ichim
Director
Date: April 22, 2016

PLS CPA, A Professional Corp.

t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Therapeutic Solutions International, Inc.

We have audited the accompanying consolidated balance sheets of Therapeutic Solutions International, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Therapeutic Solutions International, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses over past years and working capital deficits raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

_____________________________________

PLS CPA, A Professional Corp.

April 22, 2016

San Diego, CA 92111

Registered with the Public Company Accounting Oversight Board

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$12,513	$35,011
Inventories	26,798	30,790
Prepaid expenses and other current assets	68,569	14,535
Assets from discontinued operations	21,391	16,358
Total current assets	129,270	96,694

Other non-current assets	12,441	12,410
Property and equipment, net	69,133	92,453

Total assets	$210,844	$201,557

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$298,521	$230,786
Accrued expenses and other current liabilities	251,354	24,814
Due to related parties	236,324	30,013
Liabilities from discontinued operations	-	48,842
Total current liabilities	786,199	334,454

Long term liabilities:
Due to related parties	$-	$60,000
Total long term liabilities	-	60,000

Shareholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 699,999,999 shares authorized, 94,466,400 issued and outstanding at December 31, 2013 and 699,999,999 shares authorized, 305,458,333 issued and outstanding at December 31, 2012	94,466	305,458
Capital in excess of par	1,665,725	1,285,533
Deficit accumulated	(2,335,546)	(1,783,888)

Total shareholders' deficit	(575,355)	(192,897)

Total liabilities and shareholders' deficit	$210,844	$201,557

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations

	For the Year End December 31, 2013	For the Year End December 31, 2012

Net international revenues	$311,596	$354,155
Total revenues	311,596	354,155
Cost of goods sold	11,835	3,543
Gross profit	299,761	350,612

Operating expenses:
Selling	11,515	102,087
General and administrative	68,932	138,490
Salaries, wages, and related costs	520,933	1,188,531
Royalties	-	106,247
Amortization and depreciation	23,320	186,320
Consulting fees	85,515	478,068
Legal and professional fees	149,663	583,023
Total operating expenses	859,879	2,782,766

Net loss from operations	(560,118)	(2,432,154)

Other income (expense):
Expense recapture as result of settlement	-	400,000
Net other income (expense)	22,766	20,268
Interest expense	(10,147)	(36)
Total other income (expense)	12,618	420,232

Net loss from continuing operations	(547,500)	(2,011,922)

Net income (loss) from discontinued operations	(4,158)	1,206,390

Net loss	$(551,658)	$(805,532)

Basic and diluted earnings (loss) per common share
Continuing operation	$(0.01)	$(0.01)
Discontinued operation.	$(0.00)	$0.00

Weighted average shares outstanding
	86,534,071	305,458,333
See accompanying notes to financial statements.

Therapeutic Solutions International, Inc.
Condensed Consolidated Statement of Changes in Shareholders' (Deficit)
For the Period from December 31, 2011 to December 31, 2013

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated	Total
Balance, December 31, 2011	305,458,333	$305,458	$975,281	$(978,356)	$302,383

Employee stock options vested during the year	-	-	310,252	-	310,252
Net Loss, December 31, 2012	-	-	-	(805,532)	(805,532)

Balance, December 31, 2012	305,458,333	$305,458	$1,285,533	$(1,783,888)	$(192,897)

Stock returned & cancelled due to MDRA on January 17, 2013	(223,991,933)	(223,992)	223,992	-	-
Stock issued for service on May 8, 2013	2,000,000	2,000	28,200	-	30,200
Stock options granted June 29, 2013			78,000	-	78,000
Stock issued for service on July 10, 2013	2,000,000	2,000	10,000	-	12,000
Stock issued for service on July 15, 2013	4,000,000	4,000	20,000	-	24,000
Stock issued for service on December 2, 2013	5,000,000	5,000	20,000	-	25,000
Net Loss, December 31, 2013	-	-	-	(551,658)	(551,658)

Balance, December 31, 2013	94,466,400	$94,466	$1,665,725	$(2,335,546)	$(575,355)

See Accompanying Notes to Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Cash flows from operating activities
Net loss	$(551,658)	$(805,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Amortization	-	175,000
Depreciation	23,320	11,320
Stock based compensation to consultants	95,200	-
Compensation expense - employee stock option plan	74,000	310,252
Expense recapture as result of settlement	-	(400,000)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	3,992	17,408
(Increase) decrease in accounts receivable	-	4,700
(Increase) decrease in prepaid expenses and other current assets	(54,034)	475,502
(Increase) decrease in other assets	(31)	(60)
Increase (decrease) in accounts payable	116,577	174,010
Increase (decrease) in accrued expenses and other current liabilities	226,540	(14,341)
Increase (decrease) in other related party liabilities	98,083	-
Cash used by operating activities-continuing operations	31,991	(51,741)
Cash used by operating activities-discontinued operations	(53,875)	4,911
Net cash provided by operating activities	(21,884)	(46,830)

Cash flows from investing activities
Acquistion of fixed assets	-	(6,135)
Net cash used by by investing activities	-	(6,135)

Cash flows from financing activities
Borrowing and other advances	36,002	-
Repayments	(36,616)	-
Net cash provided by financing activities	(614)	-

Increase in cash	(22,498)	(52,965)
Cash at beginning of period	35,011	87,976
Cash at end of period	$12,513	$35,011

Supplemental disclosure of non-cash investing and financing activities:
Increase in fixed assets and due to related parties	$-	$90,000
Decrease in License agreement and due to related party	-	3,000,000

Supplemental Cash Flow Information:
Cash paid for interest	$2,956	$36
Cash paid for income taxes	$800	$800

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2013 and 2012

Note 1 – Nature of Business

Therapeutic Solutions International, Inc. (the “Company”) was organized August 6, 2007 under the name Friendly Auto Dealers, Inc., under the laws of the State of Nevada. In the first quarter of 2011 the Company changed its name from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc., and acquired Splint Decisions, Inc., a California corporation organized September 21, 2010 (“Splint”). Splint is treated as the “accounting acquirer” in the accompanying financial statements.

Until April 28, 2014 the Company sold (directly and through distributors and sublicensees), in non-US countries, plastic intraoral devices known as Anterior Midpoint Stop Appliances (“AMPSA Products”). Our customers were dentists and doctors. The AMPSA Products, which are used for the treatment and prevention of common neurological and temporomandibular disorders including migraine headaches, migraine pain and bruxism.

On April 28, 2014, we received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated. The ostensible reason Mr. Jaczko gave was our failure to make certain unspecified payments due under the license agreement to his clients. We disputed the termination, but believed that the costs involved with litigating the termination of the New License was not in the best interest of the Company and its shareholders. Therefore, the Company moved in a new direction.

Currently the Company is involved in the medical sciences market. We are focused on three different areas within the same market. They are outlined as follows:

•

Dietary Supplements

•

Immunotherapy, and

•

Fetal - Maternal Health

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2013 and 2012. Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at December 31, 2013 and 2012.

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as regulatory product approvals and patents. The Company does not own any such intangible assets as of December 31, 2013. On August 24, 2012, the Company entered into a New License Agreement, which terminated a prior Exclusive Agreements and continued, for the remainder of 2012, the exclusive worldwide license to make and sell the chairside AMPSA Products, as well as (other than in the United States) dental-laboratory semi-custom AMPSA Products. Beginning on January 1, 2013, the New License Agreement granted the Company a royalty-free nonexclusive worldwide license to make and sell certain products under certain Boyd Parties patent rights and related technology (but excluding the United States market). On April 28, 2014, the Company received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated See Note 5 – License Agreements.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $2,336 thousand and a working capital deficit of approximately $657 thousand at December 31 2013. These conditions raise uncertainty about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Recently Implemented Standards

The Company has implemented all new accounting pronouncements that are in effect that may impact its financial statements and does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Note 3 – Restricted Cash

Other non-current asset is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2016, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at December 31, 2013 and 2012 are summarized below:

	December 31, 2013	December 31, 2012
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Molding Equipment Interests	90,000	90,000
Total	105,961	105,961
Accumulated Depreciation	(36,828)	(13,508)
Property and Equipment, net	$69,133	$92,453

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Depreciation expenses for the years ended December 31, 2013 and 2012 were $23,320 and $11,320, respectively.

Note 5 – License Agreements

The Company had a New License Agreement for the period from August 24, 2012 to December 31, 2012, an exclusive worldwide license with a 30% royalty on net sales (subject to reduction under certain conditions). Also, the New License Agreement granted the Company, for the period from January 1, 2013 forward, a royalty-free nonexclusive worldwide license to make and sell certain products, but excluding the United States market. On April 28, 2014, the Company received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated

Note 6 – Equity Transactions

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

On July 10, 2013, we issued 2,000,000 shares of common stock, valued at $.006 per shares, for legal services.

On July 15, 2013, we issued 4,000,000 shares of common stock, valued at $.006 per share, for consulting services.

On November 15, 2013, we issued 5,000,000 shares of common stock, valued at $.005 per share, for consulting services.

On March 31, 2014, we issued 2,500,000 shares of common stock, valued at $.0035 per share, for consulting services.

On March 31, 2014, we issued 2,500,000 shares of common stock, valued at $.004 per share, for consulting services.

On March 31, 2014, we issued 2,000,000 shares of common stock, valued at $.0035 per share, for consulting services.

On March 31, 2014, we issued 2,500,000 shares of common stock, valued at $.006 per share, for legal services.

On June 19, 2014, we issued 45,000,000 shares of common stock, valued at $.003 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On June 19, 2014, we issued 45,000,000 shares of common stock, valued at $.003 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 26,562,500, shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 21,476,435shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 26,562,500 shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 21,250,000 shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 7,682,165 shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On December 9, 2014, we issued 100,000,000 shares of common stock, valued at $.0035 per share, in regard to a Material Definitive Agreement (Form 8-K filed on December 10, 2014).

On April 1, 2015, we issued 10,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On April 11, 2015, we issued 20,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On April 11, 2015, we issued 2,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On April 17, 2015, we issued 20,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On June 1, 2015, we issued 3,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On June 1, 2015, we issued 7,000,000 shares of common stock, valued at $.0025 per share, for legal services

On June 8, 2015, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On August 31, 2015, we issued 10,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 9, 2015, we issued 3,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 16, 2015, we issued 2,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 17, 2015, we issued 4,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 17, 2015, we issued 31,500,000 shares of common stock, valued at $.0025 per share, for consulting services.

On November 17, 2015, we issued 20,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 30, 2015, we issued 5,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On November 30, 2015, we issued 2,500,000 shares of common stock, valued at $.0025 per share, for legal services.

On January 4, 2016, we issued 2,500,000 shares of common stock, valued at $.0025 per share, for consulting services.

On January 22, 2016, we issued 2,500,000 shares of common stock, valued at $.0025 per share, for consulting services.

On February 1, 2016, we issued 2,500,000 shares of common stock, valued at $.0025 per share, for consulting services.

On February 5, 2016, we issued 8,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On February 22, 2016, we issued 5,451,000 shares of common stock, valued at $.003 per share, in regard to a License Agreement (Form 8-K filed on February 25, 2016).

On February 26, 2016, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On March 7, 2016, we issued 10,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On March 21, 2016, we issued 100,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

Warrants

On February 20, 2009, the Company granted certain compensatory warrants. The fair value of each compensatory warrant granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company's traded common stock since February 20, 2009. As of March 31, 2014 all warrants expired and no warrants were exercised. No warrants were granted by the Company in 2013, 2014 or 2015.

The risk-free rate for the periods within the contractual life of the compensatory warrants is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the warrants.

The following values were used to calculate the intrinsic values of the Company’s outstanding compensatory warrants as of their issuance dates:

Expected volatility	136.53% - 217.26%
Expected dividends	0
Expected term (in years)	2 - 4
Risk-free rate	1.29% - 1.86%

A summary of these compensatory warrants outstanding at December 31, 2013 and 2012 and changes during the period is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2012	250,000	$1.00	1.25	$ -
Granted	0
Exercised	0
Cancelled	0
Exercisable at
December 31, 2013	250,000	$1.00	0.25	$ -

Stock Based Compensation

As of December 31, 2012 the Company had 3,100,000 stock options outstanding. As of December 31, 2013 all options expired or were cancelled by options holders. The Company did not grant any stock options for the years ended December 31, 2014 or December 31, 2015.

Note 7 – Related Party Transactions

On June 19, 2014, we issued 45,000,000 shares of common stock, valued at $.003 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On June 19, 2014, we issued 45,000,000 shares of common stock, valued at $.003 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 26,562,500, shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 21,476,435shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 26,562,500 shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 21,250,000 shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 7,682,165 shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

Note 8 – Income Taxes

The Company has net operating losses carried forward of $1,620,213 (2012 – $636,349) available to offset taxable income in future years which expire beginning in fiscal 2031.

The Company is subject to United States federal and state income taxes at an approximate rate of 45%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2013 $	December 31, 2012 $
Net loss before income taxes per financial statements	(551,658)	(805,532)
Income tax rate	45%	45%
Income tax recovery	(248,246)	(362,489)
Permanent differences	105,885	151,782

Change in valuation allowance	114,243	199,534
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	December 31, 2013 $	December 31, 2012 $
Net operating loss carry-forward	750,592	636,349
Valuation allowance	(750,592)	(636,349)
Net deferred income tax asset	–	–

Note 9 – Geographic Information

The following table provides information related to our 2013 and 2012 revenues:

2013 :

Net domestic revenues-discontinued	$-0-
Net international revenues	311,596
Total	$311,596

2012 :

Net domestic revenues-discontinued	$1,837,480
Net international revenues	354,926
Total	$2,191,635

Note 10 – Discontinued Operation

On August 24, 2012 the Company entered into a New License Agreement. The New License Agreement terminated prior Exclusive Agreements. The New License Agreement terminated our rights to sell AMPSA products in the United States market as of December 31, 2012. As of January 1, 2013 the Company under the New License Agreement has the rights to sell AMPSA products under the New License Agreement to non-US markets, royalty-free.

The following are the summarized results of discontinued operations for the years ended December 31, 2015 and 2014:

	December 31, 2013	December 31, 2012
Net domestic revenues	$-	$1,837,480
Cost of goods sold	-	76,586
Selling expenses	-	4,440
Royalties	(4,158)	(550,064)
	(4,158)	1,206,390

Assets
Accounts Receivable, net	-	16,358
Total assets of discontinued operations	-	16,358

Liabilities
Royalties payable, related party	-	48,842
Total liabilities of discontinued operations	$-	$48,842

On April 28, 2014, we received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated. The ostensible reason Mr. Jaczko gave was our failure to make certain unspecified payments due under the license agreement to his clients. We disputed the termination, but believed that the costs involved with litigating the termination of the license was not in the best interest of the Company and its shareholders. Therefore, the Company decided to move in new direction.

Note 11 – Subsequent Events

On March 31, 2014, we issued 2,500,000 shares of common stock, valued at $.0035 per share, for consulting services.

On March 31, 2014, we issued 2,500,000 shares of common stock, valued at $.004 per share, for consulting services.

On March 31, 2014, we issued 2,000,000 shares of common stock, valued at $.0035 per share, for consulting services.

On March 31, 2014, we issued 2,500,000 shares of common stock, valued at $.006 per share, for legal services.

On June 19, 2014, we issued 45,000,000 shares of common stock, valued at $.003 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On June 19, 2014, we issued 45,000,000 shares of common stock, valued at $.003 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 26,562,500, shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 21,476,435shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 26,562,500 shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 21,250,000 shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On September 30, 2014, we issued 7,682,165 shares of common stock, valued at $.002 per share, to an officer of the Company for a conversion of notes payable for accrued wages.

On December 9, 2014, we issued 100,000,000 shares of common stock, valued at $.0035 per share, in regard to a Material Definitive Agreement (Form 8-K filed on December 10, 2014).

On April 1, 2015, we issued 10,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On April 11, 2015, we issued 20,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On April 11, 2015, we issued 2,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On April 17, 2015, we issued 20,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On June 1, 2015, we issued 3,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On June 1, 2015, we issued 7,000,000 shares of common stock, valued at $.0025 per share, for legal services

On June 8, 2015, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On August 31, 2015, we issued 10,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 9, 2015, we issued 3,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 16, 2015, we issued 2,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 17, 2015, we issued 4,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 17, 2015, we issued 31,500,000 shares of common stock, valued at $.0025 per share, for consulting services.

On November 17, 2015, we issued 20,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 30, 2015, we issued 5,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On November 30, 2015, we issued 2,500,000 shares of common stock, valued at $.0025 per share, for legal services.

On January 4, 2016, we issued 2,500,000 shares of common stock, valued at $.0025 per share, for consulting services.

On January 22, 2016, we issued 2,500,000 shares of common stock, valued at $.0025 per share, for consulting services.

On February 1, 2016, we issued 2,500,000 shares of common stock, valued at $.0025 per share, for consulting services.

On February 5, 2016, we issued 8,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On February 22, 2016, we issued 5,451,000 shares of common stock, valued at $.003 per share, in regard to a License Agreement (Form 8-K filed on February 25, 2016).

On February 26, 2016, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On March 7, 2016, we issued 10,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On March 21, 2016, we issued 100,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

The Company previously reported, on April 29, 2013 a former employee of the Company, Reid Jilek, sued the Company, its two directors and its three officers in San Diego County (California) Superior Court for breach of contract, retaliation, constructive discharge, failure to pay wages, failure to reimburse, conversion and fraudulent inducement. The complaint related to his employment agreement with the Company and his resignation which was effective in January 2013.

The trial was held in September 2014. On September 26, 2014 the Court ruled in favor of the Company and against all of Jilek's claims, and ruled that the Company was the prevailing party, and therefore was entitled to recover its attorney’s fees and costs from Jilek. The Company did not prevail in its cross-claims against Jilek. Jilek's claims against the Company’s directors and officers had previously been dismissed.

On December 9, 2014 the Company completed sales of its unregistered restricted common shares to Innovative Supplements, Inc., and Robert F. Graham. The Company sold a total of one hundred million (100,000,000) shares of unregistered restricted common stock at par value ($0.001) per share in exchange for (i) an assignment of Seller and Shareholder’s contractual right, title and interest in and to proprietary formulations for two nutritional supplement products known under the trade names: (a) “T-Rx”; and, (b) “Vital Female; and, (ii) the purchase of all legal right, title and interest, in and to intellectual property including, but not limited to, Innovative’s nutritional supplement product known under the trade name: “Projuvenol.”

On July 8, 2015, the United States Patent and Trademark Office (the “USPTO”) accepted U.S. Application No. 62/190170 titled “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”.

On July 21, 2015, the United States Patent and Trademark Office (the “USPTO”) accepted U.S. Application No. 62/194990 titled “Prevention of Pregnancy Complications by Probiotic Administration”.

On September 02, 2015, the United States Patent and Trademark Office (the “USPTO”) accepted U.S. Application No. 62/213260 titled “Preventative Methods and Therapeutic or Pharmaceutical Compositions for the Treatment or Prevention of Pregnancy Complications”.

On September 15, 2015, the United States Patent and Trademark Office (the “USPTO”) accepted U.S. Application No. 62/219020 titled “Diagnostic Methods For The Assessment Of Pregnancy Complications”.

On September 25, 2015, the United States Patent and Trademark Office (the “USPTO”) accepted U.S. Application No. 62/232722 titled “A Medical Device For Reducing The Risk Of Preterm-Labor And Preterm-Birth”.

On October 20, 2015, OmniBiome, Inc, a wholly owned subsidiary of the Company, was incorporated in the State of Delaware.

On October 28, 2015, MolecuVax, Inc, a wholly owned subsidiary of the Company, was incorporated in the State of Delaware.

On November 18, 2015, Therapeutic Solutions International, Inc. licensed certain intellectual property to OmniBiome, Inc., a wholly owned subsidiary of Therapeutic Solutions International, Inc., as follows: (1) Application No. 62/213260 titled “Preventative Methods and Therapeutic or Pharmaceutical Compositions for the Treatment or Prevention of Pregnancy Complications” covers utility of vaccines and various agents to alter pathological conditions in which the maternal immune system induces a process of inflammation that culminates in placental alterations leading to either fetal loss or preterm labor; (2) Application No. 62/219020 “Diagnostic Methods For The Assessment Of Pregnancy Complications” a cytokine-based diagnostic kit aimed at stratifying risk of preterm labor and other pregnancy associated complications; and (3) Application No. 62/232722 “A Medical Device For Reducing The Risk Of Preterm-Labor And Preterm-Birth” covering various medical devices aimed at immune modulating the cervical microenvironment in order to prevent preterm labor.

On November 20, 2015, the United States Patent and Trademark Office (the “USPTO”) accepted U.S. Application No. 62/258007 titled “Exosome Mediated Innate and Adaptive Immune Stimulation for Treatment of Cancer”.

On December 04, 2015, Therapeutic Solutions International, Inc. licensed certain intellectual property to OmniBiome, Inc., a wholly owned subsidiary of Therapeutic Solutions International, Inc., Application No. 62/194990 titled “Prevention of Pregnancy Complications by Probiotic Administration.”

On January 21, 2016, our Board of Directors elected Thomas E. Ichim, Ph.D, to fill a vacant seat on our Board of Directors.

On February 05, 2016, Therapeutic Solutions International, Inc. licensed certain intellectual property to MolecuVax, Inc., a wholly owned subsidiary of Therapeutic Solutions International, Inc., Application No. 62/258,007 titled “Exosome Mediated Innate and Adaptive Immune Stimulation for Treatment of Cancer.”