Form 10-Q
period 2014-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2016-04-28
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of April 27, 2016, the Registrant had 672,951,000 outstanding shares of Common Stock with a par value of $0.001 per share.

IMPORTANT PREFATORY NOTE

On April 28, 2014, we received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated. The ostensible reason given was our failure to make certain unspecified payments due under the license agreement to his clients. We disputed the termination, but believed that the costs involved with litigating the termination of the license was not in the best interest of the Company and its shareholders. Therefore, the Company decided to move in a new direction.

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

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I Financial Information

Item 1. Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS

Current assets:
Cash and cash equivalents	$7,635	$12,513
Accounts receivable, net	23,758	21,391
Inventories	24,878	26,798
Prepaid expenses and other current assets	79,234	68,569
Total current assets	135,506	129,271

Other non-current assets	12,441	12,441
Property and equipment, net	63,850	69,133

Total assets	$211,796	$210,844

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$289,084	$298,521
Accrued expenses and other current liabilities	269,442	251,354
Due to related parties	226,964	236,324
Total current liabilities	785,489	786,199

Shareholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 699,999,999 shares authorized, 106,466,400 issued and outstanding at March 31, 2014 and 699,999,999 shares authorized, 94,466,400 issued and outstanding at December 31, 2013	106,466	94,466
Capital in excess of par	1,699,475	1,665,725
Deficit accumulated	(2,379,634)	(2,335,546)

Total shareholders' deficit	(573,693)	(575,355)

Total liabilities and shareholders' deficit	$211,796	$210,844

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months End March 31, 2014	For the Three Months End March 31, 2013

Net international revenues	$75,419	$107,956
Cost of goods sold	1,920	3,604
Gross profit	73,499	104,352

Operating expenses:
Selling	2,580	3,215
General and administrative	14,476	18,026
Salaries, wages, and related costs	26,628	159,308
Royalties	-	4,158
Amortization and depreciation	5,283	5,830
Consulting fees	31,303	5,033
Legal and professional fees	42,615	77,431
Total operating expenses	122,885	273,002

Loss from operations	(49,386)	(168,650)

Other income (expense):
Net other income (expense)	7,481	2,770
Interest expense	(2,184)	(408)
Total other income (expense)	5,298	2,362
Net loss	$(44,088)	$(166,288)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	94,446,400	81,913,067

See accompanying notes to financial statements.

Therapeutic Solutions International, Inc.
Condensed Consolidated Statement of Changes in Shareholders' (Deficit) (Unaudited)
For the Period from December 31, 2012 to March 31, 2014

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated	Total
Balance, December 31, 2012	305,458,333	$305,458	$1,285,533	$(1,783,888)	$(192,897)

Stock returned & cancelled due to MDRA on January 17, 2013	(223,991,933)	(223,992)	223,992	-	-
Stock issued for service on May 8, 2013	2,000,000	2,000	28,200	-	30,200
Stock options granted June 29, 2013			78,000	-	78,000
Stock issued for service on July 10, 2013	2,000,000	2,000	10,000	-	12,000
Stock issued for service on July 15, 2013	4,000,000	4,000	20,000	-	24,000
Stock issued for service on December 2, 2013	5,000,000	5,000	20,000	-	25,000
Net Loss, December 31, 2013	-	-	-	(551,658)	(551,658)

Balance, December 31, 2013	94,466,400	$94,466	$1,665,725	$(2,335,546)	$(575,355)

Stock issued for service on March 31,2014	12,000,000	12,000	33,750	-	45,750
Net Loss, March 31, 2014	-	-	-	(44,088)	(44,088)

Balance, March 31, 2014	106,466,400	$106,466	$1,699,475	$(2,379,634)	$(573,693)

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Cash flows from operating activities
Net loss	$(44,088)	$(166,288)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Depreciation	5,283	5,830
Stock based compensation to consultants	45,750	30,200
Changes in operating assets and liabilities:
(Increase) decrease in inventory	1,920	861
(Increase) decrease in accounts receivable	(2,367)	(23,110)
(Increase) decrease in prepaid expenses and other current assets	(10,665)	(30,694)
(Increase) decrease in other assets	-	-
Increase (decrease) in accounts payable	(9,437)	46,700
Increase (decrease) in accrued expenses and other current liabilities	18,087	112,319
Increase (decrease) in other related party liabilities	4,640	(15,652)
Net cash provided by operating activities	9,122	(39,835)

Cash flows from investing activities
Acquisition of fixed assets	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities
Advance from Related Party	-	15,000
Repayments	(14,000)	-
Net cash provided by financing activities	(14,000)	15,000

Increase in cash	(4,878)	(24,835)
Cash at beginning of period	12,513	35,011
Cash at end of period	$7,635	$10,176

Supplemental disclosure of non-cash investing and financing activities:
Increase in fixed assets and due to related parties	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$734	$408

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of and for the three ended March 31, 2014

(Unaudited)

These unaudited  Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2013 included in its Annual Report on Form 10-K.

Note 1 – Organization and Presentation Basis

The consolidated financial statements included herein have been prepared by Therapeutic Solutions International, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of the management of the Company, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of March 31, 2014 and the results of operations for the three months ended March 31, 2014 and 2013. Interim results are not necessarily indicative of results for a full year or for any future period.

The  consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in our audited financial statements and notes for  the fiscal year ended December 31, 2013 pursuant to the rules and regulation of the SEC.  For further information, refer to the financial statements and notes thereto as of and for the year ended December 31, 2013, and included in the Annual Report on Form 10-K on file with the SEC.

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

On April 28, 2014, we received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated. The ostensible reason given was our failure to make certain unspecified payments due under the license agreement to his clients. We disputed the termination, but believed that the costs involved with litigating the termination of the New License was not in the best interest of the Company and its shareholders. Therefore, the Company moved in a new direction.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2014 and 2013. Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at March 31, 2014 and 2013.

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as regulatory product approvals and patents. The Company does not own any such intangible assets as of March 31, 2014. On August 24, 2012, the Company entered into a New License Agreement, which terminated a prior Exclusive Agreements and continued, for the remainder of 2012, the exclusive worldwide license to make and sell the chairside AMPSA Products, as well as (other than in the United States) dental-laboratory semi-custom AMPSA Products. Beginning on January 1, 2013, the New License Agreement granted the Company a royalty-free nonexclusive worldwide license to make and sell certain products under certain Boyd Parties patent rights and related technology (but excluding the United States market). On April 28, 2014, the Company received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated See Note 5 – License Agreements.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $2,379 thousand and a working capital deficit of approximately $649 thousand at March 31 2014. These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at March 31, 2014 and December 31, 2013 are summarized below:

	March 31, 2014	December 31, 2013
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Molding Equipment Interests	90,000	90,000
Total	105,961	105,961
Accumulated Depreciation	(42,101)	(36,828)
Property and Equipment, net	$63,850	$69,133

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Depreciation expenses for the three months ended March 31, 2014 and year ended December 31, 2013 were $5,283 and $23,320, respectively.

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

On March 31, 2014, we issued 5,000,000 shares of common stock, valued at $.006 per share, for legal services.

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

Warrants

On February 20, 2009, the Company granted certain compensatory warrants. As of March 31, 2014 all warrants expired and no warrants were exercised.  No warrants were granted by the Company in 2014 or 2015.

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

Note 8 – Subsequent Events

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 ("statutory safe harbors") shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the risk factors discussed therein.

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

On April 28, 2014, we received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated. The ostensible reason given was our failure to make certain unspecified payments due under the license agreement to his clients. We disputed the termination, but believed that the costs involved with litigating the termination of the New License was not in the best interest of the Company and its shareholders. Therefore, the Company decided to move in a new direction.

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

For the three months ended March 31, 2014 and March 31, 2013

Net revenues for the three month periods ended March 31, 2014 and 2013 were $75,419 and $107,956, a decrease of $32,537. Our international sales are made upon distributors orders and can be “bunchy”, so quarter to quarter comparisons are not necessary instructive.

Operating expenses for the three month periods ended March 31, 2014 and 2013 were $122,885 and $273,002, a decrease of $150,117. This decrease was mainly due headcount reductions, and the nonrecurrence of legal fees.

Selling expenses decreased $635 from $3,215 to $2,580 and General and Administrative costs decreased $3,550, from $18,026 to $14,476, for the three months ended March 31, 2013 and 2014, respectively. These decreases were mainly due to reduction in overhead costs.

Salaries, wages and related costs decreased $132,680, from $159,308 to $26,628 for the three months ended March 31, 2013 and 2014, respectively. This decrease was due reduction in officers’ salaries and reduced employee headcount.

Royalties decreased from $4,158 to $-0- for the three months ended March 31, 2013 and 2014, respectively. The decrease in Royalty expense was due to sales being royalty free effective January 1, 2013.

Amortization and depreciation decreased $547 from $5,830 to $5,283 for the three months ended March 31, 2013 and 2014, respectively.

Consulting fees increased $26,270 from $5,033 to $31,310 for the three months ended March 31, 2013 and 2014, due to new consulting agreements entered into during the quarter.

Legal and professional fees decreased $34,816, from $77,431 to $42,615 for the three months ended March 31, 2013 and 2014. This decrease was mainly due to a reduction of legal services in 2014.

Liquidity and Capital Resources

Net cash provided in operating activities totaled $9,123 for the three months ended March 31, 2014 and our loss for the three months ended March 31, 2014 was $44,088.  We had no material commitments for capital expenditures at March 31, 2014.

As of March 31, 2014, we had approximately $7,600 of cash. We had no cash equivalents at the end of the quarter. Clearly, such a cash level is untenable. Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our operating expenses through 2014. However, changes in our product development or marketing plans or other events affecting our operating expenses may result in the expenditure of such cash before that time.

 We believe we will need outside financing to execute our business plan in 2014 and beyond. There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Our auditor has stated in their opinion on our 2013 annual financial statements that there is substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No disclosure required.

Item 4. Controls and Procedures

A.  Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B.  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2014 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

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

                                                                                      THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: April 28, 2016	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2016	By: /s/ Gerry B. Berg
Gerry B. Berg
Chief Financial Officer (Principal Financial Officer)