Form 10-Q
period 2014-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2016-05-09
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of May 9, 2016, the Registrant had 674,951,000 outstanding shares of Common Stock with a par value of $0.001 per share.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

EX-31.1

EX-31.2

EX-32.1

PART I Financial Information

Item 1. Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS

Current assets:
Cash and cash equivalents	$2,863	$12,513
Prepaid expenses and other current assets	98,373	68,569
Assets from discontinued operations	51,202	48,189
Total current assets	152,438	129,271

Other non-current assets	12,461	12,441
Property and equipment, net	58,566	69,133

Total assets	$223,465	$210,844

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$288,266	$298,521
Accrued expenses and other current liabilities	71,062	251,354
Due to related parties	228,803	236,324
Total current liabilities	588,131	786,199

Shareholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 705,000,000 shares authorized, 196,466,400 issued and outstanding at June 30, 2014 and 699,999,999 shares authorized, 94,466,400 issued and outstanding at December 31, 2013	196,466	94,466
Capital in excess of par	1,879,475	1,665,725
Deficit accumulated	(2,440,607)	(2,335,546)

Total shareholders' deficit	(364,666)	(575,355)

Total liabilities and shareholders' deficit	$223,465	$210,844

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended June 30, 2014	For the Three Months ended June 30, 2013	For the Six Months ended June 30, 2014	For the Six Months ended June 30, 2013
Operating expenses:
General and administrative	$12,315	$20,358	$26,791	$37,430
Salaries, wages, and related costs	74,790	238,009	101,418	398,272
Amortization and depreciation	5,283	5,830	10,566	11,660
Consulting	2,567	20,100	33,870	25,133
Legal and professional	32,513	23,782	75,128	101,213
Total operating expenses	127,468	308,079	247,774	573,708

Loss from operations	127,468	308,079	247,774	573,708

Other income (expense):
Net other income/(expense)	4,171	856	(780)	12,046
Interest expense	(2,895)	(803)	(5,078)	(1,212)
Total other income (expense)	1,276	53	(5,858)	10,834

Net income (loss) from continuing operations	(126,192)	(308,026)	(253,631)	(562,874)

Net income from discontinued operations	65,219	83,730	148,570	172,289

Net income (loss)	$(60,973)	$(224,296)	$(105,061)	$(390,585)

Basic and diluted loss per common share
Continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Discontinued operation.	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	97,619,954	83,466,400	97,619,954	82,679,733

See accompanying notes to financial statements.

Therapeutic Solutions International, Inc.
Condensed Consolidated Statement of Changes in Shareholders' (Deficit)
For the Period from December 31, 2012 to June 30, 2014

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated	Total
Balance, December 31, 2012	305,458,333	$305,458	$1,285,533	$(1,783,888)	$(192,897)

Stock returned & cancelled due to MDRA on January 17, 2013	(223,991,933)	(223,992)	223,992	-	-
Stock issued for service on May 8, 2013	2,000,000	2,000	28,200	-	30,200
Stock options granted June 29, 2013	-	-	78,000	-	78,000
Stock issued for service on July 10, 2013	2,000,000	2,000	10,000	-	12,000
Stock issued for service on July 15, 2013	4,000,000	4,000	20,000	-	24,000
Stock issued for service on December 2, 2013	5,000,000	5,000	20,000	-	25,000
Net Loss, December 31, 2013	-	-	-	(551,658)	(551,658)

Balance, December 31, 2013	94,466,400	$94,466	$1,665,725	$(2,335,546)	$(575,355)

Stock issued for service on March 31, 2014	12,000,000	12,000	33,750	-	45,750
Stock issued for note conversion on June 30, 2014	90,000,000	90,000	180,000	-	270,000
Net Loss, June 30, 2014	-	-	-	(105,061)	(105,061)

Balance, June 30, 2014 (Unaudited)	196,466,400	$196,466	$1,879,475	$(2,440,607)	$(364,666)

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Cash flows from operating activities
Net loss	$(105,061)	$(390,585)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Depreciation	10,566	11,660
Stock based compensation to consultants	45,750	45,200
Stock based note conversion to officers	270,000	-
Compensation expense - employee stock option plan	-	78,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(29,804)	(38,708)
(Increase) decrease in other assets	(20)	(2,525)
Increase (decrease) in accounts payable	(10,255)	46,827
Increase (decrease) in accrued expenses and other current liabilities	(180,292)	109,053
Increase (decrease) in other related party liabilities	(2,521)	113,243
Cash used by operating activities-continuing operations	(1,637)	(27,835)
Cash used by operating activities-discontinued operations	(3,013)	(9,474)
Net cash used by operating activities	(4,648)	(37,308)

Cash flows from financing activities
Borrowing and other advances	-	15,000
Repayments	(5,000)	(7,000)
Net cash provided (used) by financing activities	(5,000)	8,000

Increase in cash	(9,650)	(29,307)
Cash at beginning of period	12,513	35,011
Cash at end of period	$2,863	$5,704

Supplemental Cash Flow Information:
Cash paid for interest	$1,373	$1,212
Cash paid for income taxes	$800	$800

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014

(Unaudited)

These unaudited  Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2013 included in its Annual Report on Form 10-K.

Note 1 – Organization and Presentation Basis

The consolidated financial statements included herein have been prepared by Therapeutic Solutions International, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of the management of the Company, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of June 30, 2014 and the results of operations for the three and six months ended June 30, 2014 and 2013. Interim results are not necessarily indicative of results for a full year or for any future period.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2014 and 2013. Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at June 30, 2014 and 2013.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $2,441 thousand and a working capital deficit of approximately $436 thousand at June 30, 2014. These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at June 30, 2014 and December 31, 2013 are summarized below:

	June 30, 2014	December 31, 2013
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Molding Equipment Interests	90,000	90,000
Total	105,961	105,961
Accumulated Depreciation	(47,395)	(36,828)
Property and Equipment, net	$58,566	$69,133

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Depreciation expenses for the six months ended June 30, 2014 and year ended December 31, 2013 were $10,567 and $23,320, respectively.

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

On May 2, 2016, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement and 1,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

Note 7 – Discontinued Operation

On April 28, 2014, we received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated.

The following are the summarized results of discontinued operations for the three and six months ended June 30, 2014 and 2013 and the Balance Sheet as of June 30, 2014 and December 31, 2013:

	For the Three Months ended June 30, 2014	For the Three Months ended June 30, 2013	For the Six Months ended June 30, 2014	For the Six Months ended June 30, 2013
Net international revenues	68,879	89,945	144,298	189,481
Cost of goods sold	(1,663)	(2,923)	(3,583)	(6,527)
Selling expenses	(1,997)	(3,292)	(4,578)	(6,507)
Royalties	-	-	-	(4,158)
Other income from discontinued operations	-	-	12,433	-
	65,219	83,730	148,570	172,289

	June 30, 2014	December 31, 2013

Assets
Accounts Receivable, net	27,987	21,391
Inventories	23,215	26,798
Total assets of discontinued operations	51,202	48,189

Note 8 – Related Party Transactions

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

Note 9 – Subsequent Events

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

On May 2, 2016, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement and 1,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

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

On May 2, 2016 we retired to the treasury 62,500,000 common shares of our holdings in MolecuVax, Inc. (MVAX). After this retirement, we currently own 37,500,000 common shares of MVAX.  On May 3, 2016 MVAX issued 37,500,000 of its common shares in conjunction with a licensing agreement between MVAX and UNIVAX, LLC.

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

On April 27, 2016, the United States Patent and Trademark Office (the “USPTO”) accepted U.S. Application No. 62/327756 titled “Augmentation Of Stem Cell Activity Using Pterostilbene And Compositions Containing Pterostilbene”.

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

CURRENT BUSINESS DESCRIPTION

Therapeutic Solutions International, Inc. (“TSI”), is a public company (OTC: TSOI) focused on immune modulation for the treatment of several specific diseases. Immune modulation refers to the ability to upregulate (make more active) or downregulate (make less active) one’s immune system.

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

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its flagship product, Projuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSOI has filed two patent applications for ProJuvenol®. The first was filed on 07-08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions” and the second On April 27, 2016, the United States Patent and Trademark Office (the “USPTO”) accepted U.S. Application No. 62/327756 titled “Augmentation Of Stem Cell Activity Using Pterostilbene And Compositions Containing Pterostilbene”.

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

On May 2, 2016 we retired to the treasury 62,500,000 common shares of our holdings in MolecuVax, Inc. (MVAX). After this retirement, we currently own 37,500,000 common shares of MVAX.  On May 3, 2016 MVAX issued 37,500,000 of its common shares in conjunction with a licensing agreement between MVAX and UNIVAX, LLC to UNIVAX, LLC.

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

The in-licensing of the current patent augments previously filed patent applications by TSOI, including one filed in November 2015, covering uses of exosomes to stimulate both innate and adaptive arms of the immune response2. The Company plans to leverage the experience of its newest Board Member, Dr. Thomas Ichim, to lead the Dexosome program back into clinical trials. Dr. Ichim has previously patented the manipulation of exosomes in the area of cancer therapy for alleviation of immune suppression3, as well as being published in the peer-reviewed literature in this area4 5.

________________

1

http://www.ncbi.nlm.nih.gov/pmc/articles/PMC551593/

2

http://www.therapeuticsolutionsint.com/index.php/2015-04-19-16-05-26/228-therapeutic-solutions-international-files-patent-on-anticancer-nanotechnology-based-immunotherapy

3

http://www.google.com/patents/US8288172

4

 Ichim et al. Exosomes as a tumor immune escape mechanism: possible therapeutic implications. J Transl Med. 2008 Jul 22;6:37. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC2504474/

5

Abusamra et al. Tumor exosomes expressing Fas ligand mediate CD8+ T-cell apoptosis. Blood Cells Mol Dis. 2005 Sep-Oct;35(2):169-73. http://www.ncbi.nlm.nih.gov/pubmed/16081306

Nutraceutical Division (TSOI)

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

Immuno-Oncology, described by Science Magazine as “Breakthrough of the Year1” offers the possibility of not only killing tumor cells in a non-toxic manner, but also establishing immunological memory, which patrols the body and destroys recurrent tumor cells. While great progress has been made in developing drugs that stimulate the immune system to recognize and kill tumors, a major pitfall of current approaches is that tumors produce chemicals and oxidative stress that suppresses the immune system, thus limiting efficacy of immune therapies.

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

In addition on April 27, 2016, the United States Patent and Trademark Office (the “USPTO”) accepted U.S. Application No. 62/327756 titled “Augmentation Of Stem Cell Activity Using Pterostilbene And Compositions Containing Pterostilbene”. The patent application covers the use of ProJuvenol© and its active ingredient pterostilbene for augmentation of stem cell activity. Diseases such as diabetes7, cardiovascular disease8, and neurodegenerative diseases9 are characterized by deficient stem cell activity. The patent covers the stimulation of stem cells that already exist in the patient’s body, as well as stem cells that are administered therapeutically. Studies have shown that patients who have higher levels of endogenous stem cell activity have reduced cardiovascular disease risk10 and undergo accelerated neurological recovery after stroke11 as compared to patients with lower numbers of such stem cells.

___________________

1

Couzin-Frankel J. Breakthrough of the year 2013. Cancer immunotherapy. Science. 2013; 342:1432-3. https://www.sciencemag.org/content/342/6165/1432.summary

2

Yang et al. Pterostilbene exerts antitumor activity via the Notch1 signaling pathway in human lung adenocarcinoma cells. PLoS One. 2013 May 3;8(5):e62652. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3643961/

3

Li et al. Pterostilbene acts through metastasis-associated protein 1 to inhibit tumor growth, progression and metastasis in prostate cancer. PLoS One. 2013;8(3):e57542. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3586048/

4

McCormack and McFadden. A review of pterostilbene antioxidant activity and disease modification. Oxid Med Cell Longev. 2013;2013:575482. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3649683/

5

Qureshi et al. Inhibition of nitric oxide and inflammatory cytokines in LPS-stimulated murine macrophages by resveratrol, a potent proteasome inhibitor. Lipids Health Dis. 2012 Jul 10;11:76. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC3393619/

6

Marcus et al. Severe hypovitaminosis C occurring as the result of adoptive immunotherapy with high-dose interleukin 2 and lymphokine-activated killer cells. Cancer Res. 1987 Aug 1;47(15):4208-12.

7

Moon et al. Circ J. 2012;76(9):2273-9. http://www.ncbi.nlm.nih.gov/pubmed/22664650

8

Hill et al. N Engl J Med. 2003 Feb 13;348(7):593-600. http://www.ncbi.nlm.nih.gov/pubmed/12584367

9

Lee et al. Neurology. 2009 May 26;72(21):1858-63 http://www.ncbi.nlm.nih.gov/pubmed/19470969

10

Hill et al. N Engl J Med. 2003 Feb 13;348(7):593-600. http://www.ncbi.nlm.nih.gov/pubmed/12584367

11

Sobrino et al. Stroke. 2007 Oct;38(10):2759-64. https://www.ncbi.nlm.nih.gov/pubmed/17761925

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

On May 2, 2016 we retired to the treasury 62,500,000 common shares of our holdings in MolecuVax, Inc. (MVAX). After this retirement, we currently own 37,500,000 common shares of MVAX.  On May 3, 2016 MVAX issued 37,500,000 of its common shares in conjunction with a licensing agreement between MVAX and UNIVAX, LLC to UNIVAX, LLC.

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

For the three and six months ended June 30, 2014 and June 30, 2013

On April 28, 2014, we received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated.   See Note 7, Discontinued Operation in Notes to the Financial Statements.

Operating expenses for the three month periods ended June 30, 2014 and 2013 were $127,468 and $308,079, a decrease of $180,611. This decrease was mainly due headcount and salary reductions.  Operating expenses for the six month periods ended June 30, 2014 and 2013 were $247,774 and $573,708, a decrease of $325,934.  This decrease was mainly due headcount and salary reductions, and the nonrecurrence of legal fees.

General and Administrative costs decreased $8,043, from $20,358 to $12,315, for the three months ended June 30, 2013 and 2014, respectively, and General and Administrative costs decreased $10,639, from $37,430 to $26,791, for the six months ended June 30, 2013 and 2014, respectively.  These decreases were mainly due to an overall reduction in overhead costs.

Salaries, wages and related costs decreased $163,219, from $238,009 to $74,790 for the three months ended June 30, 2013 and 2014, respectively. Salaries, wages and related costs decreased $296,854, from $398,272 to $101,418 for the six months ended June 30, 2013 and 2014, respectively. This decrease was due reduction in officers’ salaries and reduced employee headcount.

Amortization and depreciation decreased $547 from $5,830 to $5,283 for the three months ended June 30, 2013 and 2014, respectively. Amortization and depreciation decreased $1,094 from $11,660 to $10,566 for the six months ended June 30, 2013 and 2014, respectively.

Consulting fees decreased $17,533 from $20,100 to $2,567 for the three months ended June 30, 2013 and 2014, due to a reduction in consulting agreements during the quarter.  Consulting fees increased $8,737 from $33,870 to $25,133 for the six months ended June 30, 2013 and 2014, due to consulting agreements in effect during the period.

Legal and professional fees increased $8,731, from $23,782 to $32,513 for the three months ended June 30, 2013 and 2014. This increase was mainly due to increased legal services in the first quarter of 2014 vs 2013.  Legal and professional fees decreased $26,085, from $101,213 to $75,128 for the six months ended June 30, 2013 and 2014. This decrease was mainly due to a reduction of overall legal services in the first six months of 2014 vs 2013.

Net income from discontinued operation for the three month periods ended June 30, 2014 and 2013 were $65,219 and $83,730, a decrease of $18,511.   Net income from discontinued operation for the six month periods ended June 30, 2014 and 2013 were $148,570 and $172,289, a decrease of $23,719.  These decreases were primarily due to decreased marketing and the notification that our license to use the international patents for our AMPSA device, pursuant to our license agreement, was terminated on April 28, 2914.

Liquidity and Capital Resources

Net cash used in operating activities totaled $4,648 for the six months ended June 30, 2014 and our loss for the six months ended June 30, 2014 was $105,061.  We had no material commitments for capital expenditures at June 30, 2014.

As of June 30, 2014, we had approximately $2,863 of cash. We had no cash equivalents at the end of the quarter. Clearly, such a cash level is untenable.  We believe we will need outside financing to execute our business plan in 2014 and beyond. There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Our auditor has stated in their opinion on our 2013 annual financial statements that there is substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No disclosure required.

Item 4. Controls and Procedures

A.  Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B.  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: May 9, 2016	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	By: /s/ Gerry B. Berg
Gerry B. Berg
Chief Financial Officer (Principal Financial Officer)