Form 10-Q
period 2014-09-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2016-05-13
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

EX-31.1

EX-31.2

EX-32.1

PART I Financial Information

Item 1. Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS

Current assets:
Cash and cash equivalents	$-	$12,513
Prepaid expenses and other current assets	117,070	68,569
Assets from discontinued operations	104,891	48,189
Total current assets	221,961	129,271

Other non-current assets	12,461	12,441
Property and equipment, net	53,283	69,133

Total assets	$287,706	$210,844

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Overdraft	$312	$-
Accounts payable	288,903	298,521
Accrued expenses and other current liabilities	39,778	251,354
Due to related parties	81,418	236,324
Total current liabilities	410,411	786,199

Shareholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 705,000,000 shares authorized, 300,000,000 issued and outstanding at September 30, 2014 and 699,999,999 shares authorized, 94,466,400 issued and outstanding at December 31, 2013	300,000	94,466
Capital in excess of par	1,983,009	1,665,725
Deficit accumulated	(2,405,713)	(2,335,546)
Total shareholders' deficit	(122,704)	(575,355)

Total liabilities and shareholders' deficit	$287,706	$210,844

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended September 30, 2014	For the Three Months ended September 30, 2013	For the Nine Months ended September 30, 2014	For the Nine Months ended September 30, 2013

Operating expenses:
Selling	$-	$-	$-	$-
General and administrative	13,421	17,854	55,500	55,285
Salaries, wages, and related costs	26,019	82,750	112,150	481,022
Amortization and depreciation	5,283	5,830	15,850	17,490
Consulting	3,383	19,067	37,253	44,200
Legal and professional	16,081	35,327	91,209	136,540
Total operating expenses	64,187	160,828	311,961	734,537

Loss from operations	64,187	160,828	311,961	734,537

Other income (expense):
Net other income/(expense)	888	-	108	(2,405)
Interest expense	(3,084)	(5,179)	(8,162)	(6,391)
Total other income (expense)	(2,196)	(5,179)	(8,054)	(8,796)

Net income (loss) from continuing operations	(66,383)	(166,007)	(320,015)	(743,333)

Net income from discontinued operations	101,277	56,830	249,849	243,571

Net income (loss)	$34,894	$(109,177)	$(70,167)	$(499,762)

Basic and diluted loss per common share
Continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Discontinued operation.	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	196,466,400	88,642,052	152,290,576	84,691,821

See accompanying notes to financial statements.

Therapeutic Solutions International, Inc.
Condensed Consolidated Statement of Changes in Shareholders' (Deficit)
For the Period from December 31, 2012 to September 30, 2014

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated	Total
Balance, December 31, 2012	305,458,333	$305,458	$1,285,533	$(1,783,888)	$(192,897)

Stock returned & cancelled due to MDRA on January 17, 2013	(223,991,933)	(223,992)	223,992	-	-
Stock issued for service on May 8, 2013	2,000,000	2,000	28,200	-	30,200
Stock options granted June 29, 2013	-	-	78,000	-	78,000
Stock issued for service on July 10, 2013	2,000,000	2,000	10,000	-	12,000
Stock issued for service on July 15, 2013	4,000,000	4,000	20,000	-	24,000
Stock issued for service on December 2, 2013	5,000,000	5,000	20,000	-	25,000
Net Loss, December 31, 2013	-	-	-	(551,658)	(551,658)

Balance, December 31, 2013	94,466,400	$94,466	$1,665,725	$(2,335,546)	$(575,355)

Stock issued for service on March 31, 2014	12,000,000	12,000	33,750	-	45,750
Stock issued for note conversion on June 30, 2014	90,000,000	90,000	180,000	-	270,000
Stock issued for note conversion on September 30, 2014	103,533,600	103,534	103,534	-	207,067
Net Loss, September 30, 2014	-	-	-	(70,167)	(70,167)

Balance, September 30, 2014 (Unaudited)	300,000,000	$300,000	$1,983,009	$(2,405,713)	$(122,704)

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Cash flows from operating activities
Net loss	$(70,167)	$(499,762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Depreciation	15,850	17,490
Stock based compensation to consultants	-	44,200
Stock based note conversion to officers	522,817	-
Compensation expense - employee stock option plan	-	74,000
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	-
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in prepaid expenses and other current assets	(48,501)	(52,012)
(Increase) decrease in other assets	(20)	(4,858)
Increase (decrease) in bank overdraft	312	-
Increase (decrease) in accounts payable	(9,618)	66,297
Increase (decrease) in accrued expenses and other current liabilities	(211,576)	211,866
Increase (decrease) in other related party liabilities	(149,906)	108,957
Cash used by operating activities-continuing operations	49,191	(33,822)
Cash used by operating activities-discontinued operations	(56,703)	1,100
Net cash used by operating activities	(7,511)	(32,721)

Cash flows from investing activities
Acquisition of fixed assets	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities
Borrowing and other advances	-	36,002
Repayments	(5,000)	(25,505)
Net cash provided (used) by financing activities	(5,000)	10,497

Decrease in cash	(12,513)	(22,223)
Cash at beginning of period	12,513	35,011
Cash at end of period	$-	$12,788

Supplemental Cash Flow Information:
Cash paid for interest	$2,153	$2,149
Cash paid for income taxes	$800	$800

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014

(Unaudited)

These unaudited  Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2013 included in its Annual Report on Form 10-K.

Note 1 – Organization and Presentation Basis

The consolidated financial statements included herein have been prepared by Therapeutic Solutions International, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of the management of the Company, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of September 30, 2014 and the results of operations for the three and nine months ended September 30, 2014 and 2013. Interim results are not necessarily indicative of results for a full year or for any future period.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2014 and 2013. Other assets include restricted cash of $10,000 that is used to secure a company credit card.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $2,406 thousand and a working capital deficit of approximately $188 thousand at September 30, 2014. These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at September 30, 2014 and December 31, 2013 are summarized below:

	September 30, 2014	December 31, 2013
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Molding Equipment Interests	90,000	90,000
Total	105,961	105,961
Accumulated Depreciation	(52,678)	(36,828)
Property and Equipment, net	$53,283	$69,133

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Depreciation expenses for the nine months ended September 30, 2014 and year ended December 31, 2013 were $15,850 and $23,320, respectively.

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

The following are the summarized results of discontinued operations for the three and nine months ended September 30, 2014 and 2013 and the Balance Sheet as of September 30, 2014 and December 31, 2013:

	For the Three Months ended September 30, 2014	For the Three Months ended September 30, 2013	For the Nine Months ended September 30, 2014	For the Nine Months ended September 30, 2013
Net revenues from discontinued operations	$124,593	$56,153	$268,892	$245,635
Cost of goods sold	(23,215)	(3,236)	(26,798)	(9,763)
Selling expenses	(1,101)	(2,883)	(5,678)	(9,390)
Royalties	1,000	6,796	13,433	17,089
Other income from discontinued operations	$101,277	$56,830	$249,849	$243,571

	September 30, 2014	December 31, 2013

Assets
Accounts Receivable, net	$104,891	$21,391
Inventories		26,798
Total assets of discontinued operations	$104,891	$48,189

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

On October 28, 2015, MolecuVax, Inc., a wholly owned subsidiary of the Company, was incorporated in the State of Delaware. On November 18, 2015, Therapeutic Solutions International, Inc. licensed certain intellectual property to OmniBiome, Inc., a wholly owned subsidiary of Therapeutic Solutions International, Inc., as follows:

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

MicroBiome Targets

Certain microbiome target markets offer immediate revenue-generating business opportunities such as vaginal and lactal-duct microbiome banking & transplants from mother to child in the case of C-section-born babies, babies of non-nursing mothers, and children under 5 years of age receiving broad-spectrum antibiotics.

OmniBiome’s main focus will be on developing Dx / Rx products & services for pregnancy-associated conditions or diseases where there is a documented or substantive putative link with microbiome dysbiosis and resulting inflammatory cascades.

In parallel the Company will look to create alliances and/or out-license its Medical Device / Drug Device Combinations patent portfolio.

The Company also plans to in-license microbiome - and pregnancy-related Rx & Dx innovations from universities and research institutes – with several having been identified.

The Human Microbiome Link

The following microbiomes combined recapitulate approximately 75 - 80 % of the gut microbiome, hence OmniBiome sees no need to focus on the gut microbiome.

The Vaginal Microbiome comprises approximately 300 - 600 species of bacteria. 100s of species are transferred to the newborn child orally as the baby passes thru the birth canal. C-section-born children miss this important microbiome transfer.

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

For the three and nine months ended September 30, 2014 and September 30, 2013

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

Operating expenses for the three month periods ended September 30, 2014 and 2013 were $64,187 and $160,828, a decrease of $96,641. This decrease was mainly due headcount and salary reductions.  Operating expenses for the nine month periods ended September 30, 2014 and 2013 were $311,961 and $734,537, a decrease of $422,576.  This decrease was mainly due headcount and salary reductions, and the nonrecurrence of legal fees.

General and Administrative costs decreased $4,433, from $17,854 to $13,421, for the three months ended September 30, 2013 and 2014, respectively.  This decrease was mainly due to an overall reduction in overhead costs.  General and Administrative costs increased $215, from $55,285 to 55,500, for the nine months ended September 30, 2013 and 2014, respectively.

Salaries, wages and related costs decreased $56,731, from $82,750 to $26,019 for the three months ended September 30, 2013 and 2014, respectively. Salaries, wages and related costs decreased $368,872, from $481,022 to $112,150 for the nine months ended September 30, 2013 and 2014, respectively. This decrease was due reduction in officers’ salaries and reduced employee headcount.

Amortization and depreciation decreased $547 from $5,830 to $5,283 for the three months ended September 30, 2013 and 2014, respectively. Amortization and depreciation decreased $1,640 from $17,490 to $15,850 for the nine months ended September 30, 2013 and 2014, respectively.

Consulting fees decreased $15,684 from $19,067 to $3,383 for the three months ended September 30, 2013 and 2014, due to a reduction in consulting agreements during the quarter.  Consulting fees decreased $6,947from $44,200 to $37,253 for the nine months ended September 30, 2013 and 2014, due to a reduction in consulting agreements during the period.

Legal and professional fees decreased $19,246, from $35,327 to $16,081 for the three months ended September 30, 2013 and 2014.  Legal and professional fees decreased $45,331, from $136,540 to $91,209 for the nine months ended September 30, 2013 and 2014. This decrease was mainly due to a reduction of overall legal services in the first nine months of 2014 vs 2013.

Net other income/expense increased $888 from $0 for the three months ended September 30, 2013 and 2014 from seminar tuition.  Net other income/expense for the nine months ended September 30, 2014 of $888 was from seminar tuition.  Net other income/expense for the nine months ended September 30, 2013 of ($2,405) was from net seminar tuition and expenses.

Net interest expense decreased $2,095 from 5,179 to 3,084 for the three months ended September 30, 2013 and 2014. Net interest expense increased $1,771 from 6,391 to 8,162 for the nine months ended September 30, 2013 and 2014. These changes were mainly due to convert note payable to common stocks on May and September 2014.

Net income from discontinued operation for the three month periods ended September 30, 2014 and 2013 were $101,277 and $56,830, an increase of $44,447. Net income from discontinued operation for the nine month periods ended September 30, 2014 and 2013 were $249,849 and $243,571, an increase of $6,278.  These increases were primarily due to the final sales of inventory from the notification that our license to use the international patents for our AMPSA device, pursuant to our license agreement, that was terminated on April 28, 2914.

Liquidity and Capital Resources

Net cash used in operating activities totaled $7,511 for the nine months ended September 30, 2014 and our loss for the nine months ended September 30, 2014 was $70,167.  Net cash used in operating activities totaled $32,721 for the nine months ended September 30, 2013 and our loss for the nine months ended September 30, 2013 was $499,762.  We had no material commitments for capital expenditures at September 30, 2014.

As of September 30, 2014, we had $0 cash. We had no cash equivalents at the end of the quarter. Clearly, such a cash level is untenable.  We believe we will need outside financing to execute our business plan in 2014 and beyond. There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Our auditor has stated in their opinion on our 2013 annual financial statements that there is substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No disclosure required.

Item 4. Controls and Procedures

A.  Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B.   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: May 13, 2016	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2016	By: /s/ Gerry B. Berg
Gerry B. Berg
Chief Financial Officer (Principal Financial Officer)