Form 10-K
period 2014-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2016-06-16
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,213,989 based on a closing price of $0.0064 as of June 7, 2016.

As of  June 7, 2016, 681,951,000 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

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

Our common stock is currently quoted on the Pink Sheets under the symbol TSOI. There currently is a limited public market for our common stock. A limited public market for our stock could make it difficult to sell your shares in our stock. The Company is currently delinquent in its reporting obligations with the Securities and Exchange Commission (“SEC”). The Company has not filed its annual report for the fiscal year ended December 31, 2015, nor any of the quarterly reports for the periods ending, March 31, 2015, June 30, 2015, September 30, 2015 and March 31, 2016. The Company’s common stock listing on the Pink Sheets currently has a “Yield” symbol affiliated with it indicating that there is limited public information available about the Company. The “Yield” affiliation also serves as a warning to potential investors that the Company may not be publishing adequate public information and only has published limited financial information and is delinquent in its SEC filings.

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

Principle Products and Services

Clinical Stage Dexosome

TSOI recently licensed in 2016 a Dexosome Clinical Stage Cancer Immunotherapy Product from Gustave Roussy European Cancer Centre. Planning is still underway as to next steps.

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

ProJuvenol© includes:

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

Patents:

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

______________

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

In addition on April 28, 2016 the Company filed a patent application covering the use of ProJuvenol© and its active ingredient pterostilbene for augmentation of stem cell activity. Diseases such as diabetes1, cardiovascular disease2, and neurodegenerative diseases3 are characterized by deficient stem cell activity. The patent covers the stimulation of stem cells that already exist in the patient’s body, as well as stem cells that are administered therapeutically.

Studies have shown that patients who have higher levels of endogenous stem cell activity have reduced cardiovascular disease risk4 and undergo accelerated neurological recovery after stroke5 as compared to patients with lower numbers of such stem cells.

__________

1 Moon et al. Circ J. 2012;76(9):2273-9. http://www.ncbi.nlm.nih.gov/pubmed/22664650

2 Hill et al. N Engl J Med. 2003 Feb 13;348(7):593-600. http://www.ncbi.nlm.nih.gov/pubmed/12584367

3 Lee et al. Neurology. 2009 May 26;72(21):1858-63 http://www.ncbi.nlm.nih.gov/pubmed/19470969

4 Hill et al. N Engl J Med. 2003 Feb 13;348(7):593-600. http://www.ncbi.nlm.nih.gov/pubmed/12584367

5 Sobrino et al. Stroke. 2007 Oct;38(10):2759-64. https://www.ncbi.nlm.nih.gov/pubmed/17761925

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

Fetal-Maternal Health

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

Immune-Oncology

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

On April 11, 2016 the Company announced the signing of an agreement between its subsidiary, MolecuVax, Inc., (MVAX) and the Pan Am Cancer Treatment Center covering production and clinical implementation of a novel cancer immunotherapy based around MVAX’s proprietary BORISome™ (Brother of the Regulator of Imprinted Sites (BORIS)) peptide/exosome technology.

In November of last year, the Company filed a patent on technologies covering novel means of stimulating the immune system to kill cancer using naturally made nanoparticles termed “exosomes”1, which was subsequently licensed to MVAX2. In contrast to previous exosome-based cancer therapeutic approaches, the strategy being pursued by MVAX involves focusing the immune system to attack the protein BORIS, which is selectively found on cancer stem cells3.

BORIS represents a unique target in the fight against cancer because it is only found on cancer cells and not healthy tissues. Additionally, because it is selectively found on cancer stem cells, we possess the possibility of inducing an immune response that would strike cancer at its roots, which are the cancer stem cells. By leveraging dendritic cell technology to generate BORIS-expressing exosomes in vivo, we believe the current therapeutic approach possesses a possibility of inducing a potent and selective immune response against cancer.

The Pan Am Cancer Treatment Center is a clinical research and treatment facility, which has been offering dendritic cell therapy for treatment of cancer patients. The current collaboration will leverage existing cellular therapy manufacturing expertise to develop, and clinically apply, the BORIS-peptide loaded dendritic cell therapy to patients.

Thomas Ichim, Ph.D, Board Member of TSOI co-authored three of the scientific peer reviewed papers demonstrating efficacy of BORIS-targeting immunotherapy in animal models, some of the papers together with scientists from the National Institutes of Health4,5,6.

The importance of BORIS is difficult to overstate, not only is it a marker that is found on cancer stem cells, but when the protein is blocked from expressing by using gene silencing, we have previously published that cancer cells die7. Accordingly, there is a possibility that it will be difficult for tumors to become resistant to BORIS-based immunotherapies.

____________

1 http://therapeuticsolutionsint.com/?page_id=60

2 http://therapeuticsolutionsint.com/?page_id=39

3 Asano et al. Oncotarget. 2016 Feb 3. https://www.ncbi.nlm.nih.gov/pubmed/?term=26849232

4 Loukinov et al. J Cell Biochem. 2006 Aug 1;98(5):1037-43. https://www.ncbi.nlm.nih.gov/pubmed/16741971

5 Ghochikyan et al. J Immunol. 2007 Jan 1;178(1):566-73. https://www.ncbi.nlm.nih.gov/pubmed/17182597

6 Mkrtichyan et al. Gene Ther. 2008 Jan;15(1):61-4. https://www.ncbi.nlm.nih.gov/pubmed/17972923

7 Dougherty et al. Biochem Biophys Res Commun. 2008 May 23;370(1):109-12. https://www.ncbi.nlm.nih.gov/pubmed/18355444

On  May 09, 2016 the Company announced the signing of an exclusive license agreement between its subsidiary, MolecuVax, Inc., (MVAX) and UniVax, LLC covering composition of matter of a new cancer vaccine that targets a molecule found in cancer stem cells of a variety of types of cancers. The vaccine target, termed CTCFL or Brother of the Regulator of Imprinted Sites (BORIS), was discovered by researchers at the National Institutes of Health (NIH)1, and has been shown in numerous peer-reviewed studies to be essential for cancer survival and progression2,3,4.

The patent covers vaccines that stimulate the immune system to selectively kill tumor cells that are expressing this universal “cancer specific” protein. In contrast to other vaccines, our vaccine is targeting BORIS protein that is critical for the growth of histologically different cancers. This possesses important implications in that if a cancer cell mutates to lose expression of the target, then the cancer cell will no longer be cancerous.

The technology licensed positions MolecuVax in an ideal situation given the rapidly expanding interest in cancer immunotherapy clinical trials. The great successes of CAR-T cells and checkpoint inhibitors have already saved many lives and are testimony to the efficacy of this approach to cancer. We aim to utilize the licensed technology to enter clinical trials, in part through our existing collaboration with the Pan Am Cancer Treatment Center5, as well as our planned FDA Investigational New Drug (IND) submission.

This vaccine was developed at the Institute for Molecular Medicine in Huntington Beach, California by Michael Agadjanyan, Ph.D. D.Sc., Head of the Cancer Vaccines Laboratory and member of TSI’s Scientific Advisory Board, and Anahit Ghochikyan, Ph.D., Head of the Alzheimer’s Disease Vaccines Laboratory. The vaccine is important because it not only prevents onset of cancer, but can also be used in patients that have cancer, thus it is termed a “therapeutic vaccine”. Additionally, the vaccine can be used as part of dendritic cell immunotherapy, which the inventors previously published as being “extremely effective” against breast cancer in animal models6.

Our collaborators have been working on the concept of selectively killing cancer by immunologically targeting BORIS / CTCFL for over a decade. This work is now translated from a scientific hypothesis, to issued US and International patents, and now on the road to commercialization and to patients. Thomas Ichim, Ph.D, Board Member of TSOI has co-authored publications on BORIS / CTCFL with Dr. Agadjanyan and researchers at the NIH on this technology7,8,9.

___________________

1 Loukinov et al. Proc Natl Acad Sci U S A. 2002 May 14;99(10):6806-11, http://www.ncbi.nlm.nih.gov/pubmed/12011441

2 Asano et al. Oncotarget. 2016 Mar 8;7(10):11223-37. http://www.ncbi.nlm.nih.gov/pubmed/26849232
3 Alberti et al. PLoS One. 2015 Jul 17;10(7):e0132977.

4 Dougherty et al. Biochem Biophys Res Commun. 2008 May 23;370(1):109-12. http://www.ncbi.nlm.nih.gov/pubmed/18355444

5 http://cancerimmunotherapy.mx/web/

6 Mkrtichyan et al. Cell Immunol. 2011;270(2):188-97. http://www.ncbi.nlm.nih.gov/pubmed/21641588

7 Loukinov et al. J Cell Biochem. 2006 Aug 1;98(5):1037-43. http://www.ncbi.nlm.nih.gov/pubmed/16741971

8 Ghochikyan et al. J Immunol. 2007 Jan 1;178(1):566-73. http://www.ncbi.nlm.nih.gov/pubmed/17182597

9 Mkrtichyan et al. Gene Ther. 2008 Jan;15(1):61-4. http://www.ncbi.nlm.nih.gov/pubmed/17972923

On May 2, 2016 TSOI retired to the treasury of MVAX 62,500,000 common shares of our holdings in MVAX. After this retirement, we now own 37,500,000 common shares of MVAX. On May 3, 2016 MVAX issued 37,500,000 of its common shares to UNIVAX, LLC in conjunction with the licensing agreement.

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

Although we intend and expect to develop and introduce new nutraceutical products, we currently market and sell Projuvenol©, a pterostilbene based system, T-Rx© and Vital©. We currently do not have a broad portfolio of other products completed that we could rely on to support our operations if we were to experience any difficulty with the manufacture, marketing, sale, or distribution of our current products.

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

Our business changed materially on April 28, 2014 when we lost the right to sell AMPSA Products.

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

The following table sets forth the quarterly high and low closing sales prices for our common stock from January 1, 2013 through December 31, 2014.

Quarter Ended	High	Low
December 31, 2014	$0.004	$0.002
September 30, 2014	$0.0033	$0.0019
June 30, 2014	$0.0045	$0.0023
March 31, 2014	$0.0055	$0.0026
December 31, 2013	$0.009	$0.003
September 30, 2013	$0.009	$0.003
June 30, 2013	$0.025	$0.005
March 31, 2013	$0.07	$0.01

Dividends

We did not declare or pay dividends during 2014 to 2015.

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

On March 31, 2014, we issued 5,000,000 shares of common stock, valued at $.004 per share, for legal services.

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

On December 9, 2014, we issued 100,000,000 shares of common stock, valued at $.0021 per share, in regard to a Material Definitive Agreement (Form 8-K filed on December 10, 2014).

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

On May 26, 2016, we issued 2,500,000 shares of common stock, valued at $.0066 per share, for consulting services.

On May 26, 2016, we issued 2,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On May 31, 2016, we issued 2,500,000 shares of common stock, valued at $.0066 per share, for legal services.

Repurchases/Cancellation of Securities

We made no repurchases of our securities for the years ended 2013-2015.

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

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company. The following discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Our common stock is currently quoted on the Pink Sheets under the symbol TSOI. There currently is a limited public market for our common stock. A limited public market for our stock could make it difficult to sell your shares in our stock. The Company is currently delinquent in its reporting obligations with the Securities and Exchange Commission (“SEC”). The Company has not filed its annual report for the fiscal year ended December 31, 2015, nor any of the quarterly reports for the periods ending, March 31, 2015, June 30, 2015, September 30, 2015 and March 31, 2016. The Company’s common stock listing on the Pink Sheets currently has a “Yield” symbol affiliated with it indicating that there is limited public information available about the Company. The “Yield” affiliation also serves as a warning to potential investors that the Company may not be publishing adequate public information and only has published limited financial information and is delinquent in its SEC filings.

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

Clinical Stage Dexosome

TSOI recently licensed January 2016 a Dexosome Clinical Stage Cancer Immunotherapy Product from Gustave Roussy European Cancer Centre. Planning is still underway as to next steps.

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

_____________

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

ProJuvenol© includes:

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

Patents:

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

___________

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

In addition on April 28, 2016 the Company filed a patent application covering the use of ProJuvenol© and its active ingredient pterostilbene for augmentation of stem cell activity. Diseases such as diabetes1, cardiovascular disease2, and neurodegenerative diseases3 are characterized by deficient stem cell activity. The patent covers the stimulation of stem cells that already exist in the patient’s body, as well as stem cells that are administered therapeutically.

Studies have shown that patients who have higher levels of endogenous stem cell activity have reduced cardiovascular disease risk4 and undergo accelerated neurological recovery after stroke5 as compared to patients with lower numbers of such stem cells.

____________

1 Moon et al. Circ J. 2012;76(9):2273-9. http://www.ncbi.nlm.nih.gov/pubmed/22664650

2 Hill et al. N Engl J Med. 2003 Feb 13;348(7):593-600. http://www.ncbi.nlm.nih.gov/pubmed/12584367

3 Lee et al. Neurology. 2009 May 26;72(21):1858-63 http://www.ncbi.nlm.nih.gov/pubmed/19470969

4 Hill et al. N Engl J Med. 2003 Feb 13;348(7):593-600. http://www.ncbi.nlm.nih.gov/pubmed/12584367

5 Sobrino et al. Stroke. 2007 Oct;38(10):2759-64. https://www.ncbi.nlm.nih.gov/pubmed/17761925

TSOI markets currently two other nutraceuticals, T-Rx®, a testosterone booster, and Vital® Female, an estrogen booster and has plans to introduce a line of “oncologist friendly nutraceuticals” in liposome formula.

Fetal-Maternal Health

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

Immune-Oncology

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

On April 11, 2016 the Company announced the signing of an agreement between its subsidiary, MolecuVax, Inc., (MVAX) and the Pan Am Cancer Treatment Center covering production and clinical implementation of a novel cancer immunotherapy based around MVAX’s proprietary BORISome™ (Brother of the Regulator of Imprinted Sites (BORIS)) peptide/exosome technology.

In November of last year, the Company filed a patent on technologies covering novel means of stimulating the immune system to kill cancer using naturally made nanoparticles termed “exosomes”1, which was subsequently licensed to MVAX2. In contrast to previous exosome-based cancer therapeutic approaches, the strategy being pursued by MVAX involves focusing the immune system to attack the protein BORIS, which is selectively found on cancer stem cells3.

BORIS represents a unique target in the fight against cancer because it is only found on cancer cells and not healthy tissues. Additionally, because it is selectively found on cancer stem cells, we possess the possibility of inducing an immune response that would strike cancer at its roots, which are the cancer stem cells. By leveraging dendritic cell technology to generate BORIS-expressing exosomes in vivo, we believe the current therapeutic approach possesses a possibility of inducing a potent and selective immune response against cancer.

The Pan Am Cancer Treatment Center is a clinical research and treatment facility, which has been offering dendritic cell therapy for treatment of cancer patients. The current collaboration will leverage existing cellular therapy manufacturing expertise to develop, and clinically apply, the BORIS-peptide loaded dendritic cell therapy to patients.

Thomas Ichim, Ph.D, Board Member of TSOI co-authored three of the scientific peer reviewed papers demonstrating efficacy of BORIS-targeting immunotherapy in animal models, some of the papers together with scientists from the National Institutes of Health4,5,6.

The importance of BORIS is difficult to overstate, not only is it a marker that is found on cancer stem cells, but when the protein is blocked from expressing by using gene silencing, we have previously published that cancer cells die7. Accordingly, there is a possibility that it will be difficult for tumors to become resistant to BORIS-based immunotherapies.

_________________

1 http://therapeuticsolutionsint.com/?page_id=60

2 http://therapeuticsolutionsint.com/?page_id=39

3 Asano et al. Oncotarget. 2016 Feb 3. https://www.ncbi.nlm.nih.gov/pubmed/?term=26849232

4 Loukinov et al. J Cell Biochem. 2006 Aug 1;98(5):1037-43. https://www.ncbi.nlm.nih.gov/pubmed/16741971

5 Ghochikyan et al. J Immunol. 2007 Jan 1;178(1):566-73. https://www.ncbi.nlm.nih.gov/pubmed/17182597

6 Mkrtichyan et al. Gene Ther. 2008 Jan;15(1):61-4. https://www.ncbi.nlm.nih.gov/pubmed/17972923

7 Dougherty et al. Biochem Biophys Res Commun. 2008 May 23;370(1):109-12. https://www.ncbi.nlm.nih.gov/pubmed/18355444

On  May 09, 2016 the Company announced the signing of an exclusive license agreement between its subsidiary, MolecuVax, Inc., (MVAX) and UniVax, LLC covering composition of matter of a new cancer vaccine that targets a molecule found in cancer stem cells of a variety of types of cancers. The vaccine target, termed CTCFL or Brother of the Regulator of Imprinted Sites (BORIS), was discovered by researchers at the National Institutes of Health (NIH)1, and has been shown in numerous peer-reviewed studies to be essential for cancer survival and progression2,3,4.

The patent covers vaccines that stimulate the immune system to selectively kill tumor cells that are expressing this universal “cancer specific” protein. In contrast to other vaccines, our vaccine is targeting BORIS protein that is critical for the growth of histologically different cancers. This possesses important implications in that if a cancer cell mutates to lose expression of the target, then the cancer cell will no longer be cancerous.

The technology licensed positions MolecuVax in an ideal situation given the rapidly expanding interest in cancer immunotherapy clinical trials. The great successes of CAR-T cells and checkpoint inhibitors have already saved many lives and are testimony to the efficacy of this approach to cancer. We aim to utilize the licensed technology to enter clinical trials, in part through our existing collaboration with the Pan Am Cancer Treatment Center5, as well as our planned FDA Investigational New Drug (IND) submission.

This vaccine was developed at the Institute for Molecular Medicine in Huntington Beach, California by Michael Agadjanyan, Ph.D. D.Sc., Head of the Cancer Vaccines Laboratory and member of TSI’s Scientific Advisory Board, and Anahit Ghochikyan, Ph.D., Head of the Alzheimer’s Disease Vaccines Laboratory. The vaccine is important because it not only prevents onset of cancer, but can also be used in patients that have cancer, thus it is termed a “therapeutic vaccine”. Additionally, the vaccine can be used as part of dendritic cell immunotherapy, which the inventors previously published as being “extremely effective” against breast cancer in animal models6.

Our collaborators have been working on the concept of selectively killing cancer by immunologically targeting BORIS / CTCFL for over a decade. This work is now translated from a scientific hypothesis, to issued US and International patents, and now on the road to commercialization and to patients. Thomas Ichim, Ph.D, Board Member of TSOI has co-authored publications on BORIS / CTCFL with Dr. Agadjanyan and researchers at the NIH on this technology7,8,9.

____________

1 Loukinov et al. Proc Natl Acad Sci U S A. 2002 May 14;99(10):6806-11, http://www.ncbi.nlm.nih.gov/pubmed/12011441

2 Asano et al. Oncotarget. 2016 Mar 8;7(10):11223-37. http://www.ncbi.nlm.nih.gov/pubmed/26849232

3 Alberti et al. PLoS One. 2015 Jul 17;10(7):e0132977.

4 Dougherty et al. Biochem Biophys Res Commun. 2008 May 23;370(1):109-12. http://www.ncbi.nlm.nih.gov/pubmed/18355444

5 http://cancerimmunotherapy.mx/web/

6 Mkrtichyan et al. Cell Immunol. 2011;270(2):188-97. http://www.ncbi.nlm.nih.gov/pubmed/21641588

7 Loukinov et al. J Cell Biochem. 2006 Aug 1;98(5):1037-43. http://www.ncbi.nlm.nih.gov/pubmed/16741971

8 Ghochikyan et al. J Immunol. 2007 Jan 1;178(1):566-73. http://www.ncbi.nlm.nih.gov/pubmed/17182597

9 Mkrtichyan et al. Gene Ther. 2008 Jan;15(1):61-4. http://www.ncbi.nlm.nih.gov/pubmed/17972923

On May 2, 2016 TSOI retired to the treasury of MVAX 62,500,000 common shares of our holdings in MVAX. After this retirement, we now own 37,500,000 common shares of MVAX. On May 3, 2016 MVAX issued 37,500,000 of its common shares to UNIVAX, LLC in conjunction with the licensing agreement.

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

Results of Operations

We had a net loss of approximately $0.29 million in 2014 compared to a net loss of approximately $0.55 million in 2013.

On April 28, 2014, we received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated. See Note 9, Discontinued Operation in Notes to the Financial Statements.

Operating expenses for the years ended December 31, 2014 and December 31, 2013 were approximately $0.33 million and $.85 million, respectively, a decrease of approximately $.52 million.  This decrease was mainly due headcount and salary reductions, and the nonrecurrence of legal fees.

General and administrative expenses decreased approximately $.018 million for 2014 as compared to 2013. This decrease was mainly due to an overall reduction in overhead costs.

Salaries, wages and related costs decreased approximately $0.4 million for 2014 as compared to 2013.  This decrease was due reduction in officers’ salaries and reduced employee headcount.

Amortization and depreciation was approximately $0.021 million for the year ended December 31, 2014 versus approximately $0.023 million for the year ended December 31, 2013.

Consulting fees decreased approximately $0.046 million for 2014 as compared to 2013. This decrease was primarily due to a reduction in consulting agreements during the year.

Legal and professional fees decreased approximately $0.046 million for 2014 as compared to 2013.  This decrease was mainly due to a reduction of overall legal services in 2014 vs. 2013.

Net other income/expense decreased approximately $14 thousand from $23 thousand in 2013 to  $9 thousand in 2014 from a decrease in seminar tuition.

Impairment of intangible asset increase by $210 thousand in 2014 from $0 in 2013 due to the Company unable to forecast future short term revenue from acquired intellectual property.

Net interest expense decreased approximately $1 thousand from $10 thousand to $9 thousand from 2013 to 2014. This change was mainly due to reductions in notes payable and changes in interest rates.

Net income from discontinued operation for the year ended December 31, 2014 and 2013 were $249,002 and $284,088, a decrease of $35,086.  This decrease was primarily due to the final sales of inventory from the notification that our license to use the international patents for our AMPSA device, pursuant to our license agreement, that was terminated on April 28, 2014.

Liquidity and Capital Resources

As of December 31, 2014, our cash and cash equivalents totaled only about $2,894 and our current liabilities totaled $333,000. Our current cash reserves are not adequate for our needs. The Company plans to continue to reduce costs and seek additional funding for operations.

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

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES

A.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) for the period covered by this Annual Report on Form 10-K as of December 31, 2014. Based on this evaluation, these officers concluded that as of December 31, 2014, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. This assessment was based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2014 was not effective and was subject to material weaknesses.

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

None

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective ages as of June 7, 2016 are as follows:

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

*Thomas E. Ichim, Ph.D was appointed to the Board of Directors on January 22, 2016.

Biographical Information

Timothy G. Dixon

Mr. Dixon currently serves as Chief Executive Officer, President, and Chairman of Therapeutic Solutions International, Inc. Mr. Dixon also serves as President and Chairman of MolecuVax, Inc., President and Chairman of OmniBiome, Inc., and President and Chairman of Capo Therapeutics, Inc. Mr. Dixon previously served as the President of TMD Courses, Inc. from 2006 to 2012 and; as the President of Splint Decisions Inc. from 2010 to 2011. Mr. Dixon has attended hundreds of hours of continuing medical/dental education throughout the years and has produced many educational DVD’s used by dental professionals worldwide on the subject of parafunctional control, migraine prevention, therapeutic Botox injections, migraine pathophysiology, dental sleep medicine, and other therapeutic protocols. Mr. Dixon also has extensive experience in dealing with corporate compliance matters with the U.S. Food and Drug Administration, (FDA) as well as many international regulatory bodies.

Gerry B. Berg

Gerry B. Berg has served as our Vice-President and Chief Financial Officer since April 20, 2011. Mr. Berg became a director of the Company on August 24, 2012.  Mr. Berg also serves as Chief Financial Officer of MolecuVax, Inc., OmniBiome, Inc., and Capo Therapeutics, Inc.  Mr. Berg has over 30 years of senior management experience working with private and public companies. From May 2010 to March 2011, Mr. Berg served as President and Chairman of the Board of Directors of Friendly Auto Dealers, Inc., and also served in a consulting capacity from March 2009 to May 2010.

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

SCIENTIFIC ADVISORY BOARD

The following are members of the Company’s Scientific Advisory Board as of February 29, 2016:

Dr. Michael G. Agadjanyan is currently Research Professor of Immunology and Virology at the Institute for Molecular Medicine. He was formally a Visiting Professor at the University of Pennsylvania, Philadelphia, PA. He was also previously a Visiting Professor at the Wistar Institute in Philadelphia, and before that a Junior then Senior Scientist at the Gamaleya Institute of the USSR Academy of Science, Moscow. Dr. Agadjanyan has served on several committees and member of several international associations, He has over 120 publications in the areas of cellular immunology and virology.

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

ITEM 11

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation paid, with respect to years ended December 31, 2014 and 2013 for services rendered to us in all capacities, to each person who served as an executive officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy G. Dixon*	2014	10,192						10,192
President and CEO	2013	10,500					-	10,500

Gerry B. Berg**	2014	10,192						10,192
Vice President, Chief Financial Officer	2013	10,500					-	10,500

Outstanding Equity Awards

None

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

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of May 22, 2016, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. As of May 22, 2016, a total of 674,951,000 shares of our common stock were outstanding.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Shares Outstanding
Timothy G. Dixon (2)	106,475,671	15.61%
Gerry B. Berg (3)	97,750,000	14.33%
Thomas E. Ichim* (4)	34,500,000	5.06%
Robert F. Graham	102,500,000	15.03%
John Peck, Jr.	120,000,000	17.60%
All directors and executive officers as a group (3 persons) (2)(3)(4)	238,725,671	32.37%

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants, PLS CPA, A Professional Corporation, for auditing and accounting services for fiscal year 2014 was $nil (inclusive of the review of the quarterly reports on Form 10-Q). We had not filed any form 10-Q and Form 10-K in 2014.

The aggregate fees billed to us by our principal accountants, PLS CPA, A Professional Corporation, for auditing and accounting services for 2013 was $40,000 (inclusive of the review of the quarterly reports on Form 10-Q).

Audit-Related Fees, Tax Fees and All Other Fees

There were no fees billed to us by our principal accountant for fiscal year 2014 for assurance and related services (audit-related fees), tax services or other products and services.

There were no fees billed to us by our principal accountant for fiscal year 2013 for assurance and related services (audit-related fees), tax services or other products and services.

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
Date: June 15, 2016

/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer, President and Director (Principal Executive Officer)
Date: June 15, 2016

/s/ Gerry B. Berg
Gerry B. Berg
Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Date: June 15, 2016

/s/ Thomas E. Ichim
Thomas E. Ichim
Director
Date: June 15, 2016

PLS CPA, A Professional Corp.

t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Therapeutic Solutions International, Inc.

We have audited the accompanying consolidated balance sheets of Therapeutic Solutions International, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Therapeutic Solutions International, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ PLS CPA

PLS CPA, A Professional Corp.

June 15, 2016

San Diego, CA 92111

Registered with the Public Company Accounting Oversight Board

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$2,894	$12,513
Prepaid expenses and other current assets	139,016	68,569
Assets from discontinued operations	46,845	48,189
Total current assets	188,756	129,270

Other non-current assets	12,461	12,441
Property and equipment, net	-	69,133

Total assets	$201,217	$210,844

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$290,554	$298,521
Accrued expenses and other current liabilities	14,777	251,354
Due to related parties	27,174	236,324
Total current liabilities	332,505	786,199

Shareholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 699,999,999 shares authorized, 400,000,000 issued and outstanding at December 31, 2014 and 699,999,999 shares authorized, 94,466,400 issued and outstanding at December 31, 2013	400,000	94,466
Capital in excess of par	2,233,009	1,665,725
Deficit accumulated	(2,624,296)	(2,335,546)

Total shareholders' equity	(131,288)	(575,355)

Total liabilities and shareholders' equity	$201,217	$210,844

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
(Audited)

	For the Year End December 31, 2014	For the Year End December 31, 2013

Operating expenses:
General and administrative	$50,868	$68,932
Salaries, wages, and related costs	111,986	520,933
Amortization and depreciation	21,133	23,320
Consulting fees	39,734	85,515
Legal and professional fees	103,384	149,663
Total operating expenses	327,105	848,364

Loss from operations	(327,105)	(848,364)

Other income (expense):
Net other income (expense)	8,728	22,766
Impairment of intangible asset	(210,000)	-
Interest expense	(9,375)	(10,147)
Total other income (expense)	(210,647)	12,618

Net income (loss) from continuing operations	$(537,752)	$(835,746)

Net income from discontinued operations	249,002	284,088

Net income (loss)	$(288,750)	$(551,658)

Basic and diluted loss per common share
Continuing operation	$(0.00)	$(0.01)
Discontinued operation.	$0.00	$0.00

Weighted average shares outstanding	196,385,920	86,534,071

See accompanying notes to financial statements.

Therapeutic Solutions International, Inc.
Consolidated Statement of Changes in Shareholders' (Deficit)
For the Period from December 31, 2012 to December 31, 2014

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated	Total
Balance, December 31, 2012	305,458,333	$305,458	$1,285,533	$(1,783,888)	$(192,897)

Stock returned & cancelled due to MDRA
on January 17, 2013	(223,991,933)	(223,992)	223,992	-	-
Stock issued for service on May 8, 2013	2,000,000	2,000	28,200	-	30,200
Stock options granted June 29, 2013	-	-	78,000	-	78,000
Stock issued for service on July 10, 2013	2,000,000	2,000	10,000	-	12,000
Stock issued for service on July 15, 2013	4,000,000	4,000	20,000	-	24,000
Stock issued for service on December 2, 2013	5,000,000	5,000	20,000	-	25,000
Net Loss, December 31, 2013	-	-	-	(551,658)	(551,658)

Balance, December 31, 2013	94,466,400	94,466	1,665,725	(2,335,546)	(575,355)

Stock issued for service on March 31, 2014	12,000,000	12,000	33,750	-	45,750
Stock issued for note conversion on June 30, 2014	90,000,000	90,000	180,000	-	270,000
Stock issued for note conversion on September 30, 2014	103,533,600	103,534	103,534	-	207,067
Stock issued for a material definitive agreement	100,000,000	100,000	110,000	-	210,000
Net Loss, December 31, 2014	-	-	-	(288,750)	(288,750)

Balance, December 31, 2014	400,000,000	$400,000	$2,093,009	$(2,624,296)	$(131,288)

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Statement of Cash Flows
(Audited)

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Cash flows from operating activities
Net loss	$(288,750)	$(551,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Depreciation	21,132	23,320
Stock based compensation to consultants	45,750	95,200
Compensation expense - employee stock option plan	-	74,000
Imparment of intangible asset	210,000	-
Gain from disposal of property and equipment	(7,000)	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(70,447)	(54,034)
(Increase) decrease in other assets	(20)	(31)
Increase (decrease) in accounts payable	(7,967)	116,577
Increase (decrease) in accrued expenses and other current liabilities	(236,577)	226,540
Increase (decrease) in other related party liabilities	272,917	98,083
Cash used by operating activities-continuing operations	(60,962)	27,997
Cash used by operating activities-discontinued operations	1,343	(49,883)
Net cash provided by operating activities	(59,619)	(21,884)

Cash flows from investing activities
Disposal of fixed assets from discontinued operations	55,000	-
Net cash used by by investing activities	55,000	-

Cash flows from financing activities
Borrowing and other advances	-	36,002
Repayments of due to related parties	(5,000)	(36,616)
Net cash provided by financing activities	(5,000)	(614)

Increase in cash	(9,619)	(22,498)
Cash at beginning of period	12,513	35,011
Cash at end of period	$2,894	$12,513

Significant non-cash investing and financing activities:
Stock issuance for acquisition of intangible assets.	$210,000	$-
Stock issuance for due to realted parties	477,067	-

Supplemental Cash Flow Information:
Cash paid for interest	$2,812	$2,956
Cash paid for income taxes	$800	$800

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2014 and 2013

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2014 and 2013. Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutrasecutal formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.”

Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  During the year ended December 31, 2014, the Company recognized an impairment charge of $210,000 for intangible assets.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $2,624 thousand at December 31 2014. These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at December 31, 2014 and 2013 are summarized below:

	December 31, 2014	December 31, 2013
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Molding Equipment Interests	-	90,000
Total	15,961	105,961
Accumulated Depreciation	(15,961)	(36,828)
Property and Equipment, net	$-	$69,133

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Depreciation expenses for the years ended December 31, 2014 and 2013 were $21,133 and $23,320, respectively.

Note 5 – License Agreements

The Company had a New License Agreement for the period from August 24, 2012 to December 31, 2012, an exclusive worldwide license with a 30% royalty on net sales (subject to reduction under certain conditions). Also, the New License Agreement granted the Company, for the period from January 1, 2013 forward, a royalty-free nonexclusive worldwide license to make and sell certain products, but excluding the United States market. On April 28, 2014, the Company received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated

Note 6 - Intangible Asset

On December 9, 2014 the Company contractually obtained the rights, title and interest in and to proprietary formulations for two nutritional supplement products known under the trade names: (a) “T-Rx”; and, (b) “Vital Female; and, (ii) the purchase of all legal right, title and interest, in and to intellectual property including, but not limited to, Innovative’s nutritional supplement product known under the trade name: “Projuvenol.”  The Company issued 100,000,000 shares for this rights, title and interest.  The fair value of the 100,000,000 shares of common stock of $210,000 has been recorded as intangible assets.  On December 31, 2014, the Company performed an impairment test on the intellectual property.  The Company recorded impairment of $210,000.

Note 7 – Equity Transactions

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

On March 31, 2014, we issued 5.000,000 shares of common stock, valued at $.004 per share, for legal services.

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

On December 9, 2014, we issued 100,000,000 shares of common stock, valued at $.0021 per share, in regard to a Material Definitive Agreement (Form 8-K filed on December 10, 2014).

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

On May 26, 2016, we issued 2,500,000 shares of common stock, valued at $.0066 per share, for consulting services.

On May 26, 2016, we issued 2,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On May 31, 2016, we issued 2,500,000 shares of common stock, valued at $.0066 per share, for legal services.

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

A summary of these compensatory warrants outstanding at December 31, 2014 and 2013 and changes during the period is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2013	250,000	$1.00	.25	$ -
Granted	0
Exercised	0
Cancelled/Expired	250,000
Exercisable at December 31, 2014	0	$0	0	$ -

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

As of December 31, 2014, the Company has advanced approximately $127,000 to the officers of the company.   Additionally the officers of the Company waived their monthly salary accrual from July 1, 2014 to December 31, 2014. The Company accrued officers salary of $20,384 in 2014 ($43,675 in 2013).

Note 9 – Income Taxes

The Company has net operating losses carried forward of $2,043,048 (2012 – $1,620,213) available to offset taxable income in future years which expire beginning in fiscal 2031.

The Company is subject to United States federal and state income taxes at an approximate rate of 45%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2014 $	December 31, 2013 $
Net loss before income taxes per financial statements	(288,750)	(551,658)
Income tax rate	45%	45%
Income tax recovery	(123,619)	(248,246)
Permanent differences	6,318	155,499
Change in valuation allowance	117,301	92,747
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	December 31, 2014 $	December 31, 2013 $
Net operating loss carry-forward	846,397	729,096
Valuation allowance	(846,397)	(729,096)
Net deferred income tax asset	–	–

Note 10 – Discontinued Operation

On April 28, 2014, we received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated.

The following are the summarized results of discontinued operations for the years ended December 31, 2014 and  2013 and the Balance Sheet as of December 31, 2014 and 2013:

	For the Year ended December 31, 2014	For the Year ended December 31, 2013
Net revenues from discontinued operations	$268,892	$311,596
Cost of goods sold	(26,798)	(11,835)
Selling expenses	(6,525)	(11,515)
Royalties	13,433	4,158
Other income from discontinued operations	$249,002	$284,088

	December 31, 2014	December 31, 2013
Assets
Accounts Receivable, net	$46,845	$21,391
Inventories	-	26,798
Total assets of discontinued operations	$46,845	$48,189

Note 11 – Subsequent Events

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

On November 30, 2015, we issued 5,000,000 shares of common stock, valued at $.0025 per share, for consulting services on November 30, 2015, we issued 2,500,000 shares of common stock, valued at $.0025 per share, for legal services.

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

On May 26, 2016, we issued 2,500,000 shares of common stock, valued at $.0066 per share, for consulting services.

On May 26, 2016, we issued 2,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On May 31, 2016, we issued 2,500,000 shares of common stock, valued at $.0066 per share, for legal services.

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