Form 10-Q
period 2015-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2016-07-06
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of June 30, 2016, the Registrant had 682,751,000 outstanding shares of Common Stock with a par value of $0.001 per share.

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

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

PART I. Financial Information	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014 (audited)	4
Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and March 31, 2014	5
Consolidated Statements of Changes in Shareholders' (Deficit) (unaudited) for the period from December 31, 2013 to March 31, 2015	6
Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and March 31, 2014	7
Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

PART II. Other Information

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other Information	27

Item 6. Exhibits	27

Signatures	28

EX-31.1
EX-31.2
EX-32.1

PART I Financial Information

Item 1.

Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS

Current assets:
Cash and cash equivalents	$48,069	$2,894
Prepaid expenses and other current assets	104,442	139,016
Assets from discontinued operations	15,722	46,845
Total current assets	168,233	188,756

Other non-current assets	12,461	12,461
Property and equipment, net	-	-

Total assets	$180,694	$201,217

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$291,071	$290,554
Accrued expenses and other current liabilities	15,064	14,777
Due to related parties	27,067	27,174
Total current liabilities	333,202	332,505

Shareholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 699,999,999 shares authorized, 422,000,000 issued and outstanding at March 31, 2015 and 699,999,999 shares authorized, 400,,000,000 issued and outstanding at December 31, 2014	422,000	400,000
Capital in excess of par	2,126,009	2,093,009
Deficit accumulated	(2,700,516)	(2,624,296)

Total shareholders' equity	(152,508)	(131,288)

Total liabilities and shareholders' equity	$180,694	$201,217

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

Operating expenses:
General and administrative	$13,002	$14,476
Salaries, wages, and related costs	48,443	26,628
Amortization and depreciation	-	5,283
Consulting fees	833	31,303
Legal and professional fees	12,600	42,615
Total operating expenses	74,879	120,305

Loss from operations	(74,879)	(120,305)

Other income (expense):
Net other income (expense)	187	7,481
Interest expense	(1,528)	(2,184)
Total other income (expense)	(1,341)	5,298

Net income (loss) from continuing operations	$(76,220)	$(115,007)

Net income from discontinued operations	-	70,919

Net income (loss)	$(76,220)	$(44,088)

Basic and diluted loss per common share
Continuing operation	$(0.00)	$(0.00)
Discontinued operation.	$0.00	$0.00

Weighted average shares outstanding	301,380,531	94,446,400

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Shareholders' (Deficit)
For the Period from December 31, 2013 to March 31, 2015

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated	Total

Balance, December 31, 2013	94,466,400	$94,466	$1,665,725	$(2,335,546)	$(575,355)

Stock issued for services on March 31, 2014	12,000,000	12,000	33,750	-	45,750
Stock issued for note conversion on June 30, 2014	90,000,000	90,000	180,000	-	270,000
Stock issued for note conversion on September 30, 2014	103,533,600	103,534	103,534	-	207,067
Stock issued for a material definitive agreement	100,000,000	100,000	110,000	-	210,000
Net Loss, December 31, 2014	-	-	-	(288,750)	(288,750)

Balance, December 31, 2014	400,000,000	$400,000	$2,093,009	$(2,624,296)	$(131,288)

Stock issued for services on February 27, 2015	2,000,000	2,000	3,000	-	5,000
Stock issued on March 27, 2015	20,000,000	20,000	30,000	-	50,000
Net Loss, March 31, 2015	-	-	-	(76,220)	(76,220)

Balance, March 31, 2015 (Unaudited)	422,000,000	$422,000	$2,126,009	$(2,700,516)	$(152,508)

See Accompanying Notes to Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Cash flows from operating activities
Net loss	$(76,220)	$(44,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Depreciation	-	5,283
Stock based compensation to consultants	5,000	45,750
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	-
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in prepaid expenses and other current assets	34,574	(10,665)
(Increase) decrease in other assets	-	-
Increase (decrease) in accounts payable	517	(9,437)
Increase (decrease) in accrued expenses and other current liabilities	287	18,087
Increase (decrease) in other related party liabilities	1,893	4,640
Cash provided (used) by operating activities-continuing operations	(33,949)	9,570
Cash provided (used) by operating activities-discontinued operations	31,123	(447)
Net cash provided (used) by operating activities	(2,825)	9,122

Cash flows from investing activities
Acquisition of fixed assets	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities
Stock issuance	50,000	-
Repayments of due to related party	(2,000)	(14,000)
Net cash provided (used) by financing activities	48,000	(14,000)

Increase in cash	45,175	(4,878)
Cash at beginning of period	2,894	12,513
Cash at end of period	$48,069	$7,635

Supplemental Cash Flow Information:
Cash paid for interest	$974	$734
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015

(Unaudited)

These unaudited Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2014 included in its Annual Report on Form 10-K.

Note 1 – Organization and Presentation Basis

The consolidated financial statements included herein have been prepared by Therapeutic Solutions International, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of the Company, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of March 31, 2015 and the results of operations for the three months ended March 31, 2015 and 2014. Interim results are not necessarily indicative of results for a full year or for any future period.

The consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain certain information included in our audited financial statements and notes for the fiscal year ended December 31, 2014 pursuant to the rules and regulation of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended December 31, 2014, and included in the Annual Report on Form 10-K on file with the SEC.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2015 and 2014. Other assets include restricted cash of $10,000 that is used to secure a company credit card.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $2,701 thousand and a working capital deficit of approximately $165 thousand at March 31, 2015. These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at March 31, 2015 and December 31, 2014 are summarized below:

	March 31, 2015	December 31, 2014
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Total	15,961	15,961
Accumulated Depreciation	(15,961)	(15,961)
Property and Equipment, net	$-	$-

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Depreciation expenses for the three months ended March 31, 2015 and year ended December 31, 2014 were $0 and $15,850, respectively.

Note 5 - Intangible Asset

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

On March 27, 2015, we issued 20,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On March 27, 2015, we issued 2,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On April 1, 2015, we issued 10,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On April 17, 2015, we issued 20,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On June 1, 2015, we issued 3,000,000 shares of common stock, valued at $.0026 per share, for consulting services.

On June 1, 2015, we issued 7,000,000 shares of common stock, valued at $.0025 per share, for legal services

On June 8, 2015, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On July 15, 2015, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On August 31, 2015, we issued 10,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On September 25, 2015, we issued 5,000,000 shares of common stock, valued at $.0046 per share, for consulting services.

On October 1, 2015, we issued 23,000,000 shares of common stock, valued at $.0063 per share, for consulting services.

On October 14, 2015, we issued 2,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On October 16, 2015, we issued 4,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 9, 2015, we issued 3,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 17, 2015, we issued 7,500,000 shares of common stock, valued at $.0041 per share, for consulting services.

On November 23, 2015, we issued 20,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 30, 2015, we issued 2,500,000 shares of common stock, valued at $.01 per share, for legal services.

On January 4, 2016, we issued 2,500,000 shares of common stock, valued at $.004 per share, for consulting services.

On January 22, 2016, we issued 2,500,000 shares of common stock, valued at $.0035 per share, for consulting services.

On February 1, 2016, we issued 2,500,000 shares of common stock, valued at $.003 per share, for consulting services.

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

On March 7, 2016, we issued 10,000,000 shares of common stock, valued at $.004 per share, for consulting services.

On March 21, 2016, we issued 100,800,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On May 2, 2016, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement and 1,000,000 shares of common stock, valued at $.0053 per share, for consulting services.

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

The following are the summarized results of discontinued operations for the three months ended March 31, 2015 and 2014 and the Balance Sheet as of March 31, 2015 and December 31, 2014:

	For the Three Months ended March 31, 2015	For the Three Months ended March 31, 2014
Net revenues from discontinued operations	$-	$75,419
Cost of goods sold	-	(2,580)
Other income from discontinued operations	$-	$70,919

	March 31, 2015	December 31, 2014
Assets
Accounts Receivable, net	$15,722	$48,895
Inventories	-	-
Total assets of discontinued operations	$15,722	$46,895

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

As of March 31, 2015, the Company has advanced approximately $95,900 to the officers of the company. Additionally the officers of the Company waived their monthly salary accrual from July 1, 2014 to December 31, 2014. The Company accrued officer salaries of $45,000 and $66,250 for the three months ended March 31, 2015 and 2014, respectively.

Note 9 – Subsequent Events

On April 1, 2015, we issued 10,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

On April 17, 2015, we issued 20,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On June 1, 2015, we issued 3,000,000 shares of common stock, valued at $.0026 per share, for consulting services.

On June 1, 2015, we issued 7,000,000 shares of common stock, valued at $.0025 per share, for legal services

On June 8, 2015, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On July 15, 2015, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On August 31, 2015, we issued 10,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On September 25, 2015, we issued 5,000,000 shares of common stock, valued at $.0046 per share, for consulting services.

On October 1, 2015, we issued 23,000,000 shares of common stock, valued at $.0063 per share, for consulting services.

On October 14, 2015, we issued 2,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On October 16, 2015, we issued 4,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 9, 2015, we issued 3,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 17, 2015, we issued 7,500,000 shares of common stock, valued at $.0041 per share, for consulting services.

On November 23, 2015, we issued 20,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On November 30, 2015, we issued 2,500,000 shares of common stock, valued at $.01 per share, for legal services.

On January 4, 2016, we issued 2,500,000 shares of common stock, valued at $.004 per share, for consulting services.

On January 22, 2016, we issued 2,500,000 shares of common stock, valued at $.0035 per share, for consulting services.

On February 1, 2016, we issued 2,500,000 shares of common stock, valued at $.003 per share, for consulting services.

On February 5, 2016, we issued 8,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On February 22, 2016, we issued 5,451,000 shares of common stock, valued at $.003 per share, in regard to a License Agreement (Form 8-K filed on February 25, 2016). Add detail payment schedule. Euro 250,000, Euro 275,000, Euro 300,000, Euro 375,000, and Euro 500,000

On February 26, 2016, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On March 7, 2016, we issued 10,000,000 shares of common stock, valued at $.004 per share, for consulting services.

On March 21, 2016, we issued 100,800,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement.

On May 2, 2016, we issued 1,000,000 shares of common stock, valued at $.0025 per share, for an investment in the Company’s Private Placement and 1,000,000 shares of common stock, valued at $.0053 per share, for consulting services.

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

On October 20, 2015, OmniBiome, Inc, a partially-owned subsidiary of the Company, was incorporated in the State of Delaware.

On October 28, 2015, MolecuVax, Inc., a partially-owned subsidiary of the Company, was incorporated in the State of Delaware. On November 18, 2015, Therapeutic Solutions International, Inc. licensed certain intellectual property to OmniBiome, Inc., a partially-owned subsidiary of Therapeutic Solutions International, Inc., as follows:

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

On December 04, 2015, Therapeutic Solutions International, Inc. licensed certain intellectual property to OmniBiome, Inc., a partially-owned subsidiary of Therapeutic Solutions International, Inc., Application No. 62/194990 titled “Prevention of Pregnancy Complications by Probiotic Administration.”

On January 21, 2016, our Board of Directors elected Thomas E. Ichim, Ph.D, to fill a vacant seat on our Board of Directors.

On February 05, 2016, Therapeutic Solutions International, Inc. licensed certain intellectual property to MolecuVax, Inc., a partially-owned subsidiary of Therapeutic Solutions International, Inc., Application No. 62/258,007 titled “Exosome Mediated Innate and Adaptive Immune Stimulation for Treatment of Cancer.”

On April 27, 2016, the United States Patent and Trademark Office (the “USPTO”) accepted U.S. Application No. 62/327756 titled “Augmentation Of Stem Cell Activity Using Pterostilbene And Compositions Containing Pterostilbene”.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 ("statutory safe harbors") shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the risk factors discussed therein.

General

Our principal executive office is located at 4093 Oceanside Blvd., Suite B, Oceanside, California 92056, our telephone number is (760) 295-7208 and our website is www.therapeuticsolutionsint.com. The reference to our website does not constitute incorporation by reference of the information contained on our website.

We file our quarterly and annual reports with the Securities and Exchange Commission (“SEC”), which the public may view and copy at the SEC’s Public Reference Room at 100 F Street, N.E. Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1–800–SEC–0330. The SEC also maintains an Internet site, the address of which is www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers which file electronically with the SEC. The periodic and current reports that we file with the SEC can also be obtained from us free of charge by directing a request to Therapeutic Solutions International, Inc., 4093 Oceanside Blvd, Suite B, Oceanside, California 92056, Attn:Corporate Secretary.

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

OmniBiome, Inc. - is a partially-subsidiary of TSI, incorporated in the State of Delaware on October 20, 2015, where the intellectual property surrounding probiotics is housed. Current programs focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease.

MolecuVax, Inc. – is a partially-owned subsidiary of TSI, incorporated in the State of Delaware on October 28, 2015, where the intellectual property surrounding immune-oncology is housed. The programs within MolecuVax include using exosomes derived from various immune cells to attack cancers as well as developing a cancer vaccine against cancers that express a certain protein unique to them.

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

__________________

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

_____________

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

_______________

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

Immune-Oncology

MolecuVax, Inc.

MolecuVax is a partially-owned subsidiary of the Company where the intellectual property surrounding immune-oncology is housed. The programs within MolecuVax include using exosomes derived from various immune cells to attack cancers as well as developing a cancer vaccine against cancers that express a certain protein unique to them.

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

_____________

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

______________

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

•

Allow customers and medical professionals accessing the website to create a contact form with database capture; and,

•

Provide for links to other Social Media websites where the Company will establish its brand identity, including Facebook, Twitter, et al.

OTHER MARKETING EFFORTS

The Company currently uses a number of other marketing efforts using the growing social media channels, Facebook, YouTube, Twitter, Instagram, etc, which currently are becoming increasing more relevant for our marketing strategy.

MANUFACTURING AND ORDER FULFILLMENT

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

For the three months ended March 31, 2015 and March 31, 2014

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

Operating expenses for the three month periods ended March 31, 2015 and 2014 were $74,879 and $120,305, a decrease of $45,426. This decrease was mainly due headcount and salary reductions.

General and Administrative costs decreased $1,474, from $14,476 to $13.002, for the three months ended March 31, 2014 and 2015, respectively. This decrease was mainly due to an overall reduction in overhead costs.

Salaries, wages and related costs increased $21,815, from $26,628 to $48,443 for the three months ended March 31, 2014 and 2015, respectively. This increase was mainly due to an increase in officers’ salary accruals.

Amortization and depreciation decreased $5,283 from $5,283 to $0 for the three months ended March 31, 2014 and 2015, respectively.

Consulting fees decreased $30,470 from $31,303 to $833 for the three months ended March 31, 2014 and 2015, due to a reduction in overall consulting agreements.

Legal and professional fees decreased $30,015, from $42,615 to $12,600 for the three months ended March 31, 2014 and 2015. This decrease was mainly due to a reduction of overall legal services from 2015 vs 2014.

Net other income/expense decreased $7,294 from $7,481 to $187 for the three months ended March 31, 2104 and 2015, respectively. This decrease was mainly due to a reduction in net seminar tuition and related expenses.

Net interest expense decreased $656 from $2,184to $1,528 for the three months ended March 31, 2014 and 2015. This decrease was mainly due to a reduction is note payables,

Net income from discontinued operation for the three month periods ended March 31, 2015 and 2014 were $0 and $70,919, a decrease of $70,919. This decrease was primarily due to the final sales of inventory from the notification that our license to use the international patents for our AMPSA device, pursuant to our license agreement, that was terminated on April 28, 2014.

Liquidity and Capital Resources

Net cash used in operating activities totaled $2,825 for the three months ended March 31, 2015. We had no material commitments for capital expenditures at March 31, 2015.

As of March 31, 2015, we had $48,069 cash. We had no cash equivalents at the end of the quarter. Clearly, such a cash level is untenable. We believe we will need outside financing to execute our business plan in 2015 and beyond. There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Our auditor has stated in their opinion on our 2014 annual financial statements that there is substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No disclosure required.

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

10.10	Voting Agreement, by and between us and James P. Boyd, dated August 24, 2012 (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed August 30, 2012)
10.11	License Agreement, by and among us, Innovative Supplements, Inc. and Robert F. Graham, dated December 9, 2014 (incorporated herein by reference to Form 8-K filed December 10, 2014)
10.12	License Agreement, by us and OmniBiome, Inc., a partially-owned subsidiary, dated November 18, 2015, 2015 (incorporated herein by reference to Form 8-K filed November 18, 2015)
10.13	License Agreement, by us and OmniBiome, Inc., a partially-owned subsidiary, dated December 4, 2015, 2015 (incorporated herein by reference to Form 8-K filed December 8, 2015)
10.14	License Agreement, by us and MolecuVax, Inc., a partially-owned subsidiary, dated February 5, 2016, 2015 (incorporated herein by reference to Form 8-K filed February 8, 2015)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/Section 302 Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: July 5, 2016	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: July 5, 2016	By: /s/ Gerry B. Berg
Gerry B. Berg
Chief Financial Officer (Principal Financial Officer)