Form 10-Q
period 2015-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2016-07-26
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

(760) 295-7208

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer .	Non-Accelerated Filer .
(Do not check if a smaller reporting company)

Accelerated Filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       . No   X .

As of July 20, 2016, the Registrant had 682,751,000 outstanding shares of Common Stock with a par value of $0.001 per share.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

PAGE

PART I  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014 (audited)

4

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and June 30, 2104

5

Condensed Consolidated Statement of Changes in Shareholders’ (Deficit) for the Period from December 31, 2013 to

June 30, 2015 (Unaudited)

6

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and

June 31, 2104

7

Notes to Condensed Consolidated Financial Statements (unaudited)

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.  Controls and Procedures

28

PART II  Other Information

Item 1.  Legal Proceedings

28

Item 1A.  Risk Factors

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.  Defaults upon Senior Securities

28

Item 4.  Mine Safety Disclosures

28

Item 5.  Other Information

28

Item 6.  Exhibits

29

Signatures

30

PART I Financial Information

Item 1.  Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS

Current assets:
Cash and cash equivalents	$37,290	$2,894
Accounts Receivable	328	-
Inventories	28,519	-
Prepaid expenses and other current assets	66,092	139,016
Assets from discontinued operations	-	46,845
Total current assets	132,229	188,756

Other non-current assets	12,476	12,461
Property and equipment, net	-	-

Total assets	$144,705	$201,217

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$270,583	$290,554
Accrued expenses and other current liabilities	19,157	14,777
Due to related parties	26,473	27,174
Total current liabilities	316,214	332,505

Shareholders’ Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 699,999,999 shares authorized, 463,000,000 issued and outstanding at June 30, 2015 and 699,999,999 shares authorized, 400,000,000 issued and outstanding at December 31, 2014	463,000	400,000
Capital in excess of par	2,187,809	2,093,009
Deficit accumulated	(2,822,317)	(2,624,296)

Total shareholders’ equity	(171,509)	(131,288)

Total liabilities and shareholders’ equity	$144,705	$201,217

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months ended June 30, 2015	For the Three Months ended June 30, 2014	For the Six Months ended June 30, 2015	For the Six Months ended June 30, 2014

Net Sales	$420	$-	$420	$-
Cost of Goods Sold	97	-	97	-
Gross Profit	323	-	323	-

Operating expenses:
General and administrative	20,297	12,315	33,146	26,791
Salaries, wages, and related costs	73,723	74,790	122,166	101,418
Selling expenses	328	-	482	-
Amortization and depreciation	-	5,283	-	10,566
Consulting	27,500	2,567	28,333	33,870
Legal and professional	(8,262)	32,513	4,338	75,128
Total operating expenses	113,586	127,468	188,466	247,774

Loss from operations	$113,263	$127,468	$188,143	$247,774

Other income (expense):
Net other income/(expense)	1,480	4,171	1,682	(780)
Interest expense	(1,296)	(2,895)	(2,839)	(5,078)
Total other income (expense)	184	1,276	(1,157)	(5,858)

Net income (loss) from continuing operations	(113,078)	(126,192)	(189,622)	(253,631)

Net income from discontinued operations	(8,722)	65,219	(8,722)	148,570

Net income (loss)	$(121,800)	$(60,973)	$(198,021)	$(105,061)

Basic and diluted loss per common share
Continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operation.	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding	452,032,967	165,787,059	426,767,956	130,380,102

See accompanying notes to financial statements.

Therapeutic Solutions International, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ (Deficit)

For the Period from December 31, 2013 to June 30, 2015

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated	Total

Balance, December 31, 2013	94,466,400	$94,466	$1,665,725	$(2,335,546)	$(575,355)

Stock issued for service on March 31, 2014	12,000,000	12,000	33,750	-	45,750
Stock issued for note conversion on June 30, 2014	90,000,000	90,000	180,000	-	270,000
Stock issued for note conversion on September 30, 2014	103,533,600	103,534	103,534	-	207,067
Stock issued for a material definitive agreement	100,000,000	100,000	110,000	-	210,000
Net Loss, December 31, 2014	-	-	-	(288,750)	(288,750)

Balance, December 31, 2014	400,000,000	$400,000	$2,093,009	$(2,624,296)	$(131,288)

Stock issued on March 27, 2015	20,000,000	20,000	30,000	-	50,000
Stock issued on April 17, 2015	20,000,000	20,000	30,000	-	50,000
Stock issued on June 8, 2015	1,000,000	1,000	1,500	-	2,500
Stock issued for services on February 27, 2015	2,000,000	2,000	3,000	-	5,000
Stock issued for services on April 1, 2015	10,000,000	10,000	15,000	-	25,000
Stock issued for services on June 1, 2015	7,000,000	7,000	10,500	-	17,500
Stock issued for services on June 1, 2015	3,000,000	3,000	4,800	-	7,800
Net Loss, June 30, 2015	-	-	-	(198,021)	(198,021)

Balance, June 30, 2015 (Unaudited)	463,000,000	$463,000	$2,187,809	$(2,822,317)	$(171,509)

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Cash flows from operating activities
Net loss	$(198,021)	$(105,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Depreciation	-	10,566
Stock based compensation to consultants	55,300	45,750
Stock based note conversion to officers	-	270,000
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(28,519)	-
(Increase) decrease in accounts receivable	(328)	-
(Increase) decrease in prepaid expenses and other current assets	72,924	(29,804)
(Increase) decrease in other assets	(15)	(20)
Increase (decrease) in accounts payable	(19,971)	(10,255)
Increase (decrease) in accrued expenses and other current liabilities	4,381	(180,292)
Increase (decrease) in other related party liabilities	(701)	(2,521)
Cash used by operating activities-continuing operations	(114,949)	(1,637)
Cash provided (used) by operating activities-discontinued operations	46,845	(3,013)
Net cash used by operating activities	(68,104)	(4,648)

Cash flows from investing activities
Acquisition of fixed assets	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities
Stock issuance	102,500	-
Repayments	-	(5,000)
Net cash provided by financing activities	102,500	(5,000)

Increase in cash	34,396	(9,650)
Cash at beginning of period	2,894	12,513
Cash at end of period	$37,290	$2,863

Supplemental Cash Flow Information:
Cash paid for interest	$1,731	$1,373
Cash paid for income taxes	$800	$800

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2015

(Unaudited)

These unaudited Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2014 included in its Annual Report on Form 10-K.

Note 1 – Organization and Presentation Basis

The consolidated financial statements included herein have been prepared by Therapeutic Solutions International, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of the management of the Company, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014. Interim results are not necessarily indicative of results for a full year or for any future period.

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

Currently the Company is focused on immune modulation for the treatment of several specific diseases. Immune modulation refers to the ability to upregulate (make more active) or downregulate (make less active) one’s immune system.

Activating one’s immune system is now a well-accepted method to cure certain cancers, reduce recovery time from viral or bacterial infections and to prevent illness. On the other hand, inhibiting one’s immune system is vital for reducing inflammation, autoimmune disorders and allergic reactions.

TSI is developing a range of immune-modulatory agents to target certain cancers, improve maternal and fetal health, fight periodontal disease, and for daily health. The following outlines our relationships and divisions to focus on each of these programs:

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSOI filed a patent application for ProJuvenol® on 07-08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”.

OmniBiome, Inc., (“OMNI”) - is a partially-subsidiary of TSI, incorporated in the State of Delaware on October 20, 2015, where the intellectual property surrounding probiotics is housed.

On November 18, 2015 the Company licensed to OmniBiome, Inc. certain intellectually property. The License agreement in its entirety may be read as an exhibit filed with Form 8K:

https://www.sec.gov/Archives/edgar/data/1419051/000107878215001890/f8k111715_ex10z1.htm

Licensed Patent Rights:  Shall mean:

a.  Patent Application Serial No. 62/213260 filed 9-02-2015 by Licensor.

b.  Patent Application Serial No. 62/219020 filed 9-15-2015 by Licensor.

c.  Patent Application Serial No. 62/232722 filed 9-25-2015 by Licensor.

1.

Initial Payment and Royalty Rate. For the licensed herein granted:

(a) Licensee agrees to pay a sign-up fee of $ 50,000.00.

(b) Licensee shall pay on earned royalty of Five Percent (5%) of Licensee’s Gross Sales of Products and fifty percent (50%) of the sublicensing receipts.

(c) Licensee shall pay an annual minimum royalty fee of Fifteen Thousand Dollars ($15,000.00) for each licensed Product.

On December 4, 2015 the Company licensed to OmniBiome, Inc. certain intellectually property. The License agreement in its entirety may be read as an exhibit filed with Form 8K:

https://www.sec.gov/Archives/edgar/data/1419051/000107878215001971/f8k120815_ex10z2.htm

Licensed Patent Rights:  Shall mean:

a.  Patent Application Serial No. 62/194990 filed 7-21-2015 by Licensor.

1.

Initial Payment and Royalty Rate. For the licensed herein granted:

(a) Licensee agrees to pay a sign-up fee of $ 50,000.00.

(b) Licensee shall pay on earned royalty of Five Percent (5%) of Licensee’s Gross Sales of Products and fifty percent (50%) of the sublicensing receipts.

(c) Licensee shall pay an annual minimum royalty fee of Fifteen Thousand Dollars ($15,000.00) for each licensed Product.

Current programs focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease.  The Officers and Directors of the Company are also officers and Directors of Omni.  As of July 20, 2016 TSI owns approximately 73.75% of the outstanding shares of Omni.

MolecuVax, Inc., (“MVAX”) – is a partially-owned subsidiary of TSI, incorporated in the State of Delaware on October 28, 2015, where the intellectual property surrounding immune-oncology is housed.

On February 8, 2015 the Company licensed to MolecuVax, Inc. certain intellectually property. The License agreement in its entirety may be read as an exhibit filed with Form 8K:

https://www.sec.gov/Archives/edgar/data/1419051/000107878216002281/f8k020816_ex10z1.htm

Licensed Patent Rights:  Shall mean:

a.  Patent Application Serial No. 62/258007 filed 11-20-2015 by Licensor.

1.

Initial Payment and Royalty Rate. For the licensed herein granted:

(a)

Licensee agrees to pay a sign-up fee of $ 100,000.00.

(b)

Licensee shall pay on earned royalty of Five Percent (5%) of Licensee’s Gross Sales of Products and fifty percent (50%) of the sublicensing receipts.

(c) Licensee shall pay an annual minimum royalty fee of Thirty Thousand Dollars ($30,000.00) for each licensed Product.

The programs within MolecuVax include using exosomes derived from various immune cells to attack cancers as well as developing a cancer vaccine against cancers that express a certain protein unique to them.  The Officers and Directors of the Company are also officers and Directors of MVAX.  As of July 20, 2016 TSI owns approximately 21.5% of the outstanding shares of MVAX.  Website: www.molecuvax.com.

Capo Therapeutics, Inc.

Capo Therapeutics, Inc., (“CAPO”) – is a Delaware Corporation incorporated on March 28, 2016. The main focus of Capo Therapeutics is the development of an effective and safe vaccine against Alzheimer’s Disease (AD), one of the most devastating diseases of the century. Amyloid-beta (Ab) immunotherapy is considered to be a promising approach to reducing the level of Ab in the CNS of AD patients. However, data from the first clinical trial AN1792 indicated that vaccine should be designed not to induce autoreactive cellular responses and to be effective in the majority of the individuals from the risk groups. The Officers and Directors of the Company are also officers and Directors of CAPO.  As of July 20, 2016 TSI owns approximately 6.5% of the outstanding shares of CAPO.  Website:  www.capotherapeutics.com.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2015 and 2014. Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at June 30, 2015 and December 31, 2014.

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

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes,” which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $2,822 thousand and a working capital deficit of approximately $184 thousand at June 30, 2015. These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Share Based Expenses

ASC 718 “Compensation - Stock Compensation,” which codified SFAS 123, prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Such payments may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. See also Note 6 – Equity Transactions.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees,” which codified SFAS 123, and the Emerging Issues Task Force consensus in Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of the performance commitment date or performance completion date. See also Note 6 – Equity Transactions.

Recently Implemented Standards

The Company has implemented all new accounting pronouncements that are in effect that may impact its financial statements and does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Note 3 – Restricted Cash

Other non-current asset is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2017, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at June 30, 2015 and December 31, 2014 are summarized below:

	June 30, 2015	December 31, 2014
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Total	15,961	15,961
Accumulated Depreciation	(15,961)	(15,961)
Property and Equipment, net	$-	$-

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Depreciation expenses for the six months ended June 30, 2015 and year ended December 31, 2014 were $0 and $21,133, respectively.

Note 5 - Intangible Asset

On December 9, 2014 the Company contractually obtained the rights, title and interest in and to proprietary formulations for two nutritional supplement products known under the trade names: (a) “T-Rx”; and, (b) “Vital Female; and, the purchase of all legal right, title and interest, in and to intellectual property including, but not limited to, Innovative’s nutritional supplement product known under the trade name: “Projuvenol.”  The Company issued 100,000,000 shares for this rights, title and interest.  The fair value of the 100,000,000 shares of common stock of $210,000 has been recorded as intangible assets.  On December 31, 2014, the Company performed an impairment test on the intellectual property, and the Company recorded an impairment of $210,000.

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

The following are the summarized results of discontinued operations for the three and six months ended June 30, 2015 and 2014 and the Balance Sheet as of June 30, 2015and December 31, 2014:

	For the Three Months ended June 30, 2015	For the Three Months ended June 30, 2014	For the Six Months ended June 30, 2015	For the Six Months ended June 30, 2014
Net international revenues	$-	$68,879	$-	$144,298
Cost of goods sold	-	(1,663)	-	(3,583)
Selling expenses	-	(1,997)	-	(4,578)
Bad debt	(4,670)	-	(4,670)	-
Obsolete inventory	(4,052)	-	(4,052)	-
Other income from discontinued operations	-	-	-	12,433
	$(8,772)	$65,219	$(8,772)	$148,570

	June 30, 2015	December 31, 2014

Assets
Accounts Receivable, net	-	46,845
Total assets of discontinued operations	$-	$46,845

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

As of June 30, 2015, the Company has advanced approximately $50,900 to the officers of the company. Additionally, the officers of the Company waived their monthly salary accrual from July 1, 2014 to December 31, 2014. The Company has accrued officer salaries of $90,000 and $132,500 and paid $18,000 and 10,192 for the six months ended June 30, 2015 and 2014, respectively.

Note 9 – Litigation

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

The trial was held in September 2014. On September 26, 2014 the Court ruled in favor of the Company and against all of Jilek’s claims, and ruled that the Company was the prevailing party, and therefore was entitled to recover its attorney’s fees and costs from Jilek. The Company did not prevail in its cross-claims against Jilek. Jilek’s claims against the Company’s directors and officers had previously been dismissed.

Note 10 – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“statutory safe harbors”) shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the risk factors discussed therein.

General

Our principal executive office is located at 4093 Oceanside Blvd., Suite B, Oceanside, California 92056, our telephone number is (760) 295-7208 and our website is www.therapeuticsolutionsint.com.  The reference to our website does not constitute incorporation by reference of the information contained on our website.

We file our quarterly and annual reports with the Securities and Exchange Commission (“SEC”), which the public may view and copy at the SEC’s Public Reference Room at 100 F Street, N.E. Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800–SEC–0330. The SEC also maintains an Internet site, the address of which is www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers which file electronically with the SEC. The periodic and current reports that we file with the SEC can also be obtained from us free of charge by directing a request to Therapeutic Solutions International, Inc., 4093 Oceanside Blvd, Suite B, Oceanside, California 92056, Attn:  Corporate Secretary.

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

CURRENT BUSINESS DESCRIPTION

Currently the Company is focused on immune modulation for the treatment of several specific diseases. Immune modulation refers to the ability to upregulate (make more active) or downregulate (make less active) one’s immune system.

Activating one’s immune system is now a well-accepted method to cure certain cancers, reduce recovery time from viral or bacterial infections and to prevent illness. On the other hand, inhibiting one’s immune system is vital for reducing inflammation, autoimmune disorders and allergic reactions.

TSI is developing a range of immune-modulatory agents to target certain cancers, improve maternal and fetal health, fight periodontal disease, and for daily health. The following outlines our relationships and divisions to focus on each of these programs:

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSOI filed a patent application for ProJuvenol® on 07-08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”. On April 28, 2016 the Company announced the filing of a patent application covering the use of ProJuvenol© and its active ingredient pterostilbene for augmentation of stem cell activity.

OmniBiome, Inc., (“OMNI”) - is a partially-subsidiary of TSI, incorporated in the State of Delaware on October 20, 2015, where the intellectual property surrounding probiotics is housed.

On November 18, 2015 the Company licensed to OmniBiome, Inc. certain intellectually property. The License agreement in its entirety may be read as an exhibit filed with Form 8K:

https://www.sec.gov/Archives/edgar/data/1419051/000107878215001890/f8k111715_ex10z1.htm

Licensed Patent Rights:  Shall mean:

a.  Patent Application Serial No. 62/213260 filed 9-02-2015 by Licensor.

b.  Patent Application Serial No. 62/219020 filed 9-15-2015 by Licensor.

c.  Patent Application Serial No. 62/232722 filed 9-25-2015 by Licensor.

2.

Initial Payment and Royalty Rate. For the licensed herein granted:

(a) Licensee agrees to pay a sign-up fee of $ 50,000.00.

(b) Licensee shall pay on earned royalty of Five Percent (5%) of Licensee’s Gross Sales of Products and fifty percent (50%) of the sublicensing receipts.

(c) Licensee shall pay an annual minimum royalty fee of Fifteen Thousand Dollars ($15,000.00) for each licensed Product.

On December 4, 2015 the Company licensed to OmniBiome, Inc. certain intellectually property. The License agreement in its entirety may be read as an exhibit filed with Form 8K:

https://www.sec.gov/Archives/edgar/data/1419051/000107878215001971/f8k120815_ex10z2.htm

Licensed Patent Rights:  Shall mean:

a.  Patent Application Serial No. 62/194990 filed 7-21-2015 by Licensor.

1.

Initial Payment and Royalty Rate. For the licensed herein granted:

(a) Licensee agrees to pay a sign-up fee of $ 50,000.00.

(b) Licensee shall pay on earned royalty of Five Percent (5%) of Licensee’s Gross Sales of Products and fifty percent (50%) of the sublicensing receipts.

(c) Licensee shall pay an annual minimum royalty fee of Fifteen Thousand Dollars ($15,000.00) for each licensed Product.

Current programs focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease.  The Officers and Directors of the Company are also officers and Directors of Omni.  As of July 20, 2016 TSI owns approximately 73.75% of the outstanding shares of Omni.

MolecuVax, Inc., (“MVAX”) – is a partially-owned subsidiary of TSI, incorporated in the State of Delaware on October 28, 2015, where the intellectual property surrounding immune-oncology is housed.

On February 8, 2016 the Company licensed to MolecuVax, Inc. certain intellectually property. The License agreement in its entirety may be read as an exhibit filed with Form 8K:

https://www.sec.gov/Archives/edgar/data/1419051/000107878216002281/f8k020816_ex10z1.htm

Licensed Patent Rights:  Shall mean:

a.  Patent Application Serial No. 62/258007 filed 11-20-2015 by Licensor.

1.

Initial Payment and Royalty Rate. For the licensed herein granted:

(c)

Licensee agrees to pay a sign-up fee of $ 100,000.00.

(d)

Licensee shall pay on earned royalty of Five Percent (5%) of Licensee’s Gross Sales of Products and fifty percent (50%) of the sublicensing receipts.

(c) Licensee shall pay an annual minimum royalty fee of Thirty Thousand Dollars ($30,000.00) for each licensed Product.

The programs within MolecuVax include using exosomes derived from various immune cells to attack cancers as well as developing a cancer vaccine against cancers that express a certain protein unique to them.  The Officers and Directors of the Company are also officers and Directors of MVAX.  As of July 20, 2016 TSI owns approximately 21.5% of the outstanding shares of MVAX.  Website: www.molecuvax.com

Capo Therapeutics, Inc.

Capo Therapeutics, Inc., (“CAPO”) – is a Delaware Corporation incorporated on March 28, 2016.  The main focus of Capo Therapeutics is the development of an effective and safe vaccine against Alzheimer’s Disease (AD), one of the most devastating diseases of the century. Amyloid-beta (Ab) immunotherapy is considered to be a promising approach to reducing the level of Ab in the CNS of AD patients. However, data from the first clinical trial AN1792 indicated that vaccine should be designed not to induce autoreactive cellular responses and to be effective in the majority of the individuals from the risk groups. The Officers and Directors of the Company are also officers and Directors of CAPO.  As of July 20, 2016 TSI owns approximately 6.5% of the outstanding shares of CAPO.  Website:  www.capotherapeutics.com

Summary

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

_________________________

1 http://www.ncbi.nlm.nih.gov/pmc/articles/PMC551593/

2 http://www.therapeuticsolutionsint.com/index.php/2015-04-19-16-05-26/228-therapeutic-solutions-international-files-patent-on-anticancer-nanotechnology-based-immunotherapy

3 http://www.google.com/patents/US8288172

4 Ichim et al. Exosomes as a tumor immune escape mechanism: possible therapeutic implications. J Transl Med. 2008 Jul 22;6:37. http://www.ncbi.nlm.nih.gov/pmc/articles/PMC2504474/

5 Abusamra et al. Tumor exosomes expressing Fas ligand mediate CD8+ T-cell apoptosis. Blood Cells Mol Dis. 2005 Sep-Oct;35(2):169-73. http://www.ncbi.nlm.nih.gov/pubmed/16081306.

Nutraceutical Division (TSOI)

ProJuvenol® is a powerful synergistic blend of complex anti-aging ingredients inspired by nature to help promote cellular rejuvenation and healthy functionality for everyday living, based upon pterostilbene, one of nature’s unique and intelligent antioxidants/anti-inflammatories. ProJuvenol includes a scientifically valid blend of interactive ingredients with anti-aging and cellular protective properties to help support optimal health and provide the benefits of mental alertness and physical well-being.

Pterostilbene (pronounced “tero-STILL-bean”) has created a buzz in the world of nutrition research. Scientists discovered this powerful antioxidant several decades ago and have since found that it rivals its cousin resveratrol’s multi-functional abilities, and may actually exceed its anti-aging and health promoting potential. Found naturally in blueberries, pterostilbene has been shown in emerging experimental studies to exhibit up to 7 times greater bioavailability than resveratrol as well as better metabolic stability. This translates to potentially higher levels of pterostilbene in the blood upon ingestion, and longer lasting effects in the body compared to resveratrol. More simply put, it remains active in your body for a much greater period of time and during this enhanced bio-available period your body has the opportunity to allow it to utilize this powerful antioxidant molecule.

A large body of experimental research has now documented a wide range of potential health effects associated with pterostilbene. In fact, the more researchers study pterostilbene, the greater its human health potential becomes. In addition to being a powerful antioxidant, emerging experimental research suggests this plant compound may also help regulate cell growth, promote fat metabolism, support glucose utilization, influence brain function, and improve the body’s natural detoxification enzymes that are required to help protect cells against potentially damaging compounds from the environment.

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

Alpha lipoic acid (ALA), a coenzyme that is essential for producing cellular energy, assists in deactivating cell-damaging free radicals and renewing the body’s antioxidant defense system. ALA supports a healthy liver function and enhanced insulin sensitivities.

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

Immuno-Oncology, described by Science Magazine as ‘Breakthrough of the Year1’ offers the possibility of not only killing tumor cells in a non-toxic manner, but also establishing immunological memory, which patrols the body and destroys recurrent tumor cells. While great progress has been made in developing drugs that stimulate the immune system to recognize and kill tumors, a major pitfall of current approaches is that tumors produce chemicals and oxidative stress that suppresses the immune system, thus limiting efficacy of immune therapies.

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

________________________

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

In addition, on April 28, 2016 the Company filed a patent application covering the use of ProJuvenol© and its active ingredient pterostilbene for augmentation of stem cell activity. Diseases such as diabetes1, cardiovascular disease2, and neurodegenerative diseases3 are characterized by deficient stem cell activity. The patent covers the stimulation of stem cells that already exist in the patient’s body, as well as stem cells that are administered therapeutically.

Studies have shown that patients who have higher levels of endogenous stem cell activity have reduced cardiovascular disease risk4 and undergo accelerated neurological recovery after stroke5 as compared to patients with lower numbers of such stem cells.

________________________

1 Moon et al. Circ J. 2012;76(9):2273-9. http://www.ncbi.nlm.nih.gov/pubmed/22664650

2 Hill et al. N Engl J Med. 2003 Feb 13;348(7):593-600. http://www.ncbi.nlm.nih.gov/pubmed/12584367

3 Lee et al. Neurology. 2009 May 26;72(21):1858-63 http://www.ncbi.nlm.nih.gov/pubmed/19470969

4 Hill et al. N Engl J Med. 2003 Feb 13;348(7):593-600. http://www.ncbi.nlm.nih.gov/pubmed/12584367

5 Sobrino et al. Stroke. 2007 Oct;38(10):2759-64. https://www.ncbi.nlm.nih.gov/pubmed/17761925

TSOI markets currently two other nutraceuticals, T-Rx®, a testosterone booster, and Vital® Female.

ProJuvenol® - Is a powerful synergistic blend of complex anti-aging ingredients inspired by nature to help promote cellular rejuvenation and healthy functionality for everyday living. Based upon one of nature’s unique and intelligent anti- oxidants/anti-inflammatories.

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

On June 22, 2016 the Company announced the addition of four new consumer products to our nutraceutical division.

The four new products will all be in Liposome formulas. Many orally consumed nutrients are absorbed from 4% to 19%! Those same nutrients in a Liposomal Delivery System are absorbed at a much higher level in the bloodstream. Liposomes have layers that can encapsulate an ingredient and serve to protect the ingredient from the environment as well as act as a slow release mechanism. A liposome is a microscopic, fluid-filled pouch whose walls are made of layers of phospholipids identical in makeup to the phospholipids that make up cell membranes.

Liposomes represent a versatile and advanced nanodelivery system for a wide range of biologically active compounds. Liposomes have been used to improve the therapeutic index of new or established ingredients by modifying their absorption, reducing metabolism, and prolonging biological half-life.

Liposomes can be used to deliver substances to the blood stream and even target cells much more efficiently than normal. The liposomes offer a unique delivery system for nutrients because these microscopic spheres are so tiny that absorption becomes almost perfect.

The four new high absorption formulas will be Liposomal Vitamin-C, CoQ10, Curcumin, and Glutathione, sold in 16oz bottles.

Fetal-Maternal Health

OmniBiome, Inc.

OmniBiome, Inc. (“OMNI”), a partially-subsidiary of TSI, is focused on therapeutic / Rx approaches to either utilize or intervene with the systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal healthcare and resulting birth outcomes. The Officers and Directors of the Company are also officers and Directors of OMNI.  As of July 20, 2016 TSI owns approximately 73.75% of the outstanding shares of OMNI.

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

Licensed Patents

Patent titled “Prevention of Pregnancy Complications by Probiotic Administration.” Press Release of 7/22/2015.

Patent titled “Preventative Methods and Therapeutic or Pharmaceutical Compositions for the Treatment or Prevention of Pregnancy Complications” covers utility of vaccines and various agents to alter pathological conditions in which the maternal immune system induces a process of inflammation that culminates in placental alterations leading to either fetal loss or preterm labor. Press Release of 9/8/2015.

Patent titled “Diagnostic Methods For The Assessment Of Pregnancy Complications” a cytokine-based diagnostic kit aimed at stratifying risk of preterm labor and other pregnancy associated complications. Press Release of 9/21/2015.

Patent titled “A Medical Device For Reducing The Risk Of Preterm-Labor And Preterm-Birth” covering various medical devices aimed at immune modulating the cervical microenvironment in order to prevent preterm labor. Press Release of 9/29/2015.

Immune-Oncology

MolecuVax, Inc.

MolecuVax is a partially-owned subsidiary of the Company where the intellectual property surrounding immune-oncology is housed. The programs within MolecuVax include using exosomes derived from various immune cells to attack cancers as well as developing a cancer vaccine against cancers that express a certain protein unique to them.  The Officers and Directors of the Company are also officers and Directors of MVAX.  As of July 20, 2016 TSI owns approximately 6.5% of the outstanding shares of MVAX.  Website: www.molecuvax.com

On February 08, 2016 TSOI licensed its exosome patent filed on 11-20-2015 to MolecuVax titled “Exosome Mediated Innate and Adaptive Immune Stimulation for Treatment of Cancer” as part of a future generation of immune cell derived nanoparticles, as a means of selectively stimulating the body’s own natural defense mechanisms to seek and destroy cancer cells by company collaborators. The patent is focused on a means of manufacturing exosomes that possess high concentrations of proteins found on tumors, which are specifically optimized to stimulate the immune system of cancer patients as a new form of immunotherapy.

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

Immunotherapy of cancer offers the possibility of selectively treating cancer without the side effects of radiation and chemotherapy. The recent FDA approval of immune stimulatory drugs such as checkpoint inhibitors strongly supports the advancement of this natural means of using the body’s own immune system to treat the cancer. Immunotherapy offers possibility to help patients in which chemotherapy and radiotherapy no longer work, without the side effects of these approaches.

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

___________________________

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

Our collaborators have been working on the concept of selectively killing cancer by immunologically targeting BORIS / CTCFL for over a decade. This work is now translated from a scientific hypothesis, to issued US and International patents, and now on the road to commercialization and to patients. Thomas Ichim, Ph.D., Board Member of TSOI has co-authored publications on BORIS / CTCFL with Dr. Agadjanyan and researchers at the NIH on this technology7,8,9.

___________________________

1 Loukinov et al. Proc Natl Acad Sci U S A. 2002 May 14;99(10):6806-11, http://www.ncbi.nlm.nih.gov/pubmed/12011441

2 Asano et al. Oncotarget. 2016 Mar 8;7(10):11223-37. http://www.ncbi.nlm.nih.gov/pubmed/26849232

3 Alberti et al. PLoS One. 2015 Jul 17;10(7):e0132977.

4 Dougherty et al. Biochem Biophys Res Commun. 2008 May 23;370(1):109-12. http://www.ncbi.nlm.nih.gov/pubmed/18355444

5 http://cancerimmunotherapy.mx/web

6 Mkrtichyan et al. Cell Immunol. 2011;270(2):188-97. http://www.ncbi.nlm.nih.gov/pubmed/21641588

7 Loukinov et al. J Cell Biochem. 2006 Aug 1;98(5):1037-43. http://www.ncbi.nlm.nih.gov/pubmed/16741971

8 Ghochikyan et al. J Immunol. 2007 Jan 1;178(1):566-73. http://www.ncbi.nlm.nih.gov/pubmed/17182597

9 Mkrtichyan et al. Gene Ther. 2008 Jan;15(1):61-4. http://www.ncbi.nlm.nih.gov/pubmed/17972923

Capo Therapeutics, Inc.

Capo Therapeutics, Inc., (“CAPO”) – is a Delaware Corporation incorporated on March 28, 2016.  The main focus of Capo Therapeutics is the development of an effective and safe vaccine against Alzheimer’s disease (AD), one of the most devastating diseases of the century. Amyloid-beta (Ab) immunotherapy is considered to be a promising approach to reducing the level of Ab in the CNS of AD patients. However, data from the first clinical trial AN1792 indicated that vaccine should be designed not to induce autoreactive cellular responses and to be effective in the majority of the individuals from the risk groups. The Officers and Directors of the Company are also officers and Directors of CAPO.  As of July 20, 2016 TSI owns approximately 6.5% of the outstanding shares of CAPO.  Website:  www.capotherapeutics.com

E-COMMERCE WEBSITE

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

OTHER MARKETING EFFORTS

The Company currently uses a number of other marketing efforts using the growing social media channels, Facebook, YouTube, Twitter, Instagram, etc., which currently are becoming increasing more relevant for our marketing strategy.

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

For the three and six months ended June 30, 2015 and June 30, 2014

On April 28, 2014, we received a letter from Mr. J. Christopher Jack, a lawyer with the Procopius law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jack notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated. See Note 7, Discontinued Operation in Notes to the Financial Statements.

Operating expenses for the three month periods ended June 30, 2015 and 2014 were $113,586 and $127,468, a decrease of $13,882. Operating expenses for the six month periods ended June 30, 2015 and 2014 were $188,466 and $247,774, a decrease of $59,308. This decrease was mainly due to decreased legal expenses.

General and Administrative costs increased $7,982, from $12,315 to $20,297, for the three months ended June 30, 2014 and 2015, respectively.  General and Administrative costs increased $6,355, from $26,791 to $33,146, for the six months ended June 30, 2014 and 2015, respectively.  This increase was mainly due to increased rent and insurance costs.

Salaries, wages and related costs decreased $1,067, from $74,790 to $73,723 for the three months ended June 30, 2014 and 2015, respectively. Salaries, wages and related costs increased $20,748, from $101,418 to $122,166 for the six months ended June 30, 2014 and 2015, respectively. This increase for the six months was mainly due to an increase in officers’ salary accruals.

Selling expenses increased $328, from $0 to $328, for the three months ended June 30, 2014 and 2015, respectively. Selling expenses increased $482, from $0 to $482, for the six months ended June 30, 2014 and 2015, respectively. This increase was mainly due to increased selling and marketing expenses.

Amortization and depreciation decreased $5,283 from $5,283 to $0 for the three months ended June 30, 2014 and 2015, respectively. Amortization and depreciation decreased $10,566 from $10,566 to $0 for the six months ended June 30, 2014 and 2015, respectively.

Consulting fees increased $24,933 from $2,567 to $27,500 for the three months ended June 30, 2014 and 2015, due to an increase in overall consulting services.  Consulting fees decreased $5,537 from $33,870 to $28,333 for the six months ended June 30, 2014 and 2015, due to a reduction in overall consulting services.

Legal and professional fees decreased $40,775, from $32,513 to $(8,262) for the three months ended June 30, 2014 and 2015.  Legal and professional fees decreased $70,790, from $75,128 to $4,338 for the six months ended June 30, 2014 and 2015.  This decrease was mainly due to a reduction of overall legal services from 2015 vs 2014.

Net other income/expense decreased $2,691 from $4,171 to $1,480 for the three months ended June 30, 2104 and 2015, respectively. Net other income/expense increased $2,462 from $(780) to $1,682 for the six months ended June 30, 2104 and 2015, respectively. These changes were mainly due to fluctuations in quarterly seminar tuition and related expenses.

Net interest expense decreased $1,599 from $2,895 to $1,296 for the three months ended June 30, 2014 and 2015. Net interest expense decreased $2,239 from $5,078 to $2,839 for the six months ended June 30, 2014 and 2015.  This decrease was mainly due to a reduction is note payables.

Net income from discontinued operation for the three month periods ended June 30, 2015 and 2014 were $(8,722) and $65,219, a decrease of $73,941. Net income from discontinued operation for the six month periods ended June 30, 2015 and 2014 were $(8,722) and $148,570, a decrease of $157,292.  This decrease was primarily due to the final sales of inventory from the notification that our license to use the international patents for our AMPSA device, pursuant to our license agreement, that was terminated on April 28, 2014 and the write off of accounts receivable.

Liquidity and Capital Resources

Net cash used in operating activities totaled $68,104 for the six months ended June 30, 2015.    We had no material commitments for capital expenditures at June 30, 2015.

As of June 30, 2015, we had $37,290 cash. We had no cash equivalents at the end of the quarter. Clearly, such a cash level is untenable.  We believe we will need outside financing to execute our business plan in 2015 and beyond. There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Our auditor has stated in their opinion on our 2014 annual financial statements that there is substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No disclosure required.

Item 4. Controls and Procedures

A.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B.   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: July 26, 2016	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2016	By: /s/ Gerry B. Berg
Gerry B. Berg Chief Financial Officer (Principal Financial Officer)