Form 10-Q
period 2015-09-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2016-08-23
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of August 16, 2016, the Registrant had 682,751,000 outstanding shares of Common Stock with a par value of $0.001 per share.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

EX-31.1

EX-31.2

EX-32.1

PART I Financial Information

Item 1. Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS

Current assets:
Cash and cash equivalents	$8,495	$2,894
Accounts Receivable, net	-	-
Inventories	28,572	-
Prepaid expenses and other current assets	6,868	139,016
Assets from discontinued operations	-	46,845
Total current assets	43,936	188,756

Other non-current assets	12,476	12,461
Property and equipment, net	-	-

Total assets	$56,411	$201,217

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$289,489	$290,554
Accrued expenses and other current liabilities	18,163	14,777
Due to related parties	26,364	27,174
Total current liabilities	334,016	332,505

Shareholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 699,999,999 shares authorized, 484,000,000 issued and outstanding at September 30, 2015 and 699,999,999 shares authorized, 400,000,000 issued and outstanding at December 31, 2014	484,000	400,000
Capital in excess of par	2,240,309	2,093,009
Deficit accumulated	(3,001,914)	(2,624,296)

Total shareholders' equity	(277,605)	(131,288)

Total liabilities and shareholders' equity	$56,411	$201,217

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months ended September 30, 2015	For the Three Months ended September 30, 2014	For the Nine Months ended September 30, 2015	For the Nine Months ended September 30, 2014

Net Sales	$325	$-	$745	$-
Cost of Goods Sold	166	-	263	-
Gross Profit	159	-	481	-

Operating expenses:
General and administrative	25,727	13,421	58,673	55,500
Salaries, wages, and related costs	71,323	26,019	193,489	112,150
Selling expenses	429	-	911	-
Amortization and depreciation	-	5,283	-	15,850
Consulting	55,467	3,383	83,800	37,253
Legal and professional	25,708	16,081	30,046	91,209
Total operating expenses	178,655	64,187	366,919	311,961

Loss from operations	178,496	64,187	366,438	311,961

Other income (expense):
Net other income/(expense)	-	888	1,682	108
Interest expense	(1,301)	(3,084)	(4,140)	(8,162)
Total other income (expense)	(1,301)	(2,196)	(2,458)	(8,054)

Net income (loss) from continuing operations	(179,797)	(66,383)	(369,377)	(320,015)

Net income from discontinued operations	-	101,277	(8,722)	249,849

Net income (loss)	$(179,797)	$34,894	$(377,618)	$(70,167)

Basic and diluted loss per common share
Continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operation.	$-	$0.00	$(0.00)	$0.00

Weighted average shares outstanding	467,869,565	196,466,400	440,619,048	152,290,576

See accompanying notes to financial statements.

Therapeutic Solutions International, Inc.
Condensed Consolidated Statement of Changes in Shareholders' (Deficit)
For the Period from December 31, 2013 to September 30, 2015

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated	Total

Balance, December 31, 2013	94,466,400	$94,466	$1,665,725	$(2,335,546)	$(575,355)

Stock issued for service on March 31, 2014	12,000,000	12,000	33,750	-	45,750
Stock issued for note conversion on June 30, 2014	90,000,000	90,000	180,000	-	270,000
Stock issued for note conversion on September 30, 2014	103,533,600	103,534	103,534	-	207,067
Stock issued for a material definitive agreement	100,000,000	100,000	110,000	-	210,000
Net Loss, December 31, 2014	-	-	-	(288,750)	(288,750)

Balance, December 31, 2014	400,000,000	$400,000	$2,093,009	$(2,624,296)	$(131,288)

Stock issued on March 27, 2015	20,000,000	20,000	30,000	-	50,000
Stock issued on April 17, 2015	20,000,000	20,000	30,000	-	50,000
Stock issued on June 8, 2015	1,000,000	1,000	1,500	-	2,500
Stock issued on July 15, 2015	1,000,000	1,000	1,500	-	2,500
Stock issued for services on February 27, 2015	2,000,000	2,000	3,000	-	5,000
Stock issued for services on April 1, 2015	10,000,000	10,000	15,000	-	25,000
Stock issued for services on June 1, 2015	7,000,000	7,000	10,500	-	17,500
Stock issued for services on June 1, 2015	3,000,000	3,000	4,800	-	7,800
Stock issued for services on August 31, 2015	10,000,000	10,000	15,000	-	25,000
Stock issued for services on September 25, 2015	10,000,000	10,000	36,000	-	46,000
Net Loss, June 30, 2015	-	-	-	(377,618)	(377,618)

Balance, September 30, 2015 (Unaudited)	484,000,000	$484,000	$2,240,309	$(3,001,914)	$(277,605)

See Accompanying Notes to Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Cash flows from operating activities
Net loss	$(377,618)	$(70,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Depreciation	-	15,850
Stock based compensation to consultants	126,300	-
Stock based note conversion to officers	-	522,817
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(28,572)	-
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in prepaid expenses and other current assets	132,148	(48,501)
(Increase) decrease in other assets	(15)	(20)
(Increase) decrease in bank overdraft	-	312
Increase (decrease) in accounts payable	(1,065)	(9,618)
Increase (decrease) in accrued expenses and other current liabilities	3,387	(211,576)
Increase (decrease) in other related party liabilities	(810)	(149,906)
Cash used by operating activities-continuing operations	(146,244)	49,191
Cash provided (used) by operating activities-discontinued operations	46,845	(56,703)
Net cash used by operating activities	(99,399)	(7,511)

Cash flows from investing activities
Acquisition of fixed assets	-	-
Net cash used by by investing activities	-	-

Cash flows from financing activities
Stock issuance	105,000	-
Repayments	-	(5,000)
Net cash provided by financing activities	105,000	(5,000)

Increase in cash	5,601	(12,513)
Cash at beginning of period	2,894	12,513
Cash at end of period	$8,495	$-

Supplemental Cash Flow Information:
Cash paid for interest	$2,478	$2,153
Cash paid for income taxes	$800	$800

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2015

(Unaudited)

These unaudited  Financial Statements and Notes should be read in conjunction with the audited financial statements and notes of Therapeutic Solutions International, Inc. as of and for the year ended December 31, 2014 included in its Annual Report on Form 10-K.

Note 1 – Organization and Presentation Basis

The consolidated financial statements included herein have been prepared by Therapeutic Solutions International, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of the management of the Company, these interim Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position as of September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 and 2014. Interim results are not necessarily indicative of results for a full year or for any future period.

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

On December 4, 2015 the Company licensed to OmniBiome, Inc. certain intellectually property. The License agreement in its entirety may be read as an exhibit filed with Form 8K: https://www.sec.gov/Archives/edgar/data/1419051/000107878215001971/f8k120815_ex10z2.htm

1.  Licensed Patent Rights:  Shall mean:

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

Current programs focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease.  The Officers and Directors of the Company are also officers and Directors of Omni.  As of August 16, 2016 TSI owns approximately 73.75% of the outstanding shares of Omni.  Website:  http://omnibiomeinc.com

MolecuVax, Inc., (“MVAX”) – is a partially-owned subsidiary of TSI, incorporated in the State of Delaware on October 28, 2015, where the intellectual property surrounding immune-oncology is housed.

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

The programs within MolecuVax include using exosomes derived from various immune cells to attack cancers as well as developing a cancer vaccine against cancers that express a certain protein unique to them.  The Officers and Directors of the Company are also officers and Directors of MVAX.  As of August 16, 2016 TSI owns approximately 21.5% of the outstanding shares of MVAX.  Website:  www.molecuvax.com

Capo Therapeutics, Inc.

Capo Therapeutics, Inc., (“CAPO”) – is a Delaware Corporation incorporated on March 28, 2016.  The main focus of Capo Therapeutics is the development of an effective and safe vaccine against Alzheimer’s Disease (AD), one of the most devastating diseases of the century. Amyloid-beta (Ab) immunotherapy is considered to be a promising approach to reducing the level of Ab in the CNS of AD patients. However, data from the first clinical trial AN1792 indicated that vaccine should be designed not to induce autoreactive cellular responses and to be effective in the majority of the individuals from the risk groups. The Officers and Directors of the Company are also officers and Directors of CAPO.  As of August 16, 2016 TSI owns approximately 6.5% of the outstanding shares of CAPO.  Website: www.capotherapeutics.com

Note 2 – Significant Accounting Policies

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2015 and 2014. Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Inventory

Inventory consists of finished goods, and is stated at the lower of cost or market. The Company records cost of sales using the moving average cost method. There was no excess or obsolete inventory reserve at September 30, 2015 and December 31, 2014.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $3,001 thousand and a working capital deficit of approximately $290 thousand at September 30, 2015. These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at September 30, 2015 and December 31, 2014 are summarized below:

	September 30, 2015	December 31, 2014
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Total	15,961	15,961
Accumulated Depreciation	(15,961)	(15,961)
Property and Equipment, net	$-	$-

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Depreciation expenses for the nine months ended September 30, 2015 and year ended December 31, 2014 were $0 and $21,133, respectively.

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

Common Stock

As of July 27, 2016 the Company is authorized to issue 990,000,000 shares of $.001 par value common stock. All shares have equal voting rights, are non-assessable, and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

On September 25, 2015, we issued 10,000,000 shares of common stock, valued at $.0046 per share, for consulting services.

On October 1, 2015, we issued 23,000,000 shares of common stock, valued at $.0063 per share, for consulting services.

On October 13, 2015, we issued 2,500,000 shares of common stock, valued at $.0060 per share, for consulting services.

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

On July 27, 2016, we filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation to effect an amendment (the “Amendment”) changing the number of authorized shares of our common stock to 990,000,000.

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

The following are the summarized results of discontinued operations for the three and nine months ended September 30, 2015 and 2014 and the Balance Sheet as of September 30, 2015 and December 31, 2014:

	For the Three Months ended September 30, 2015	For the Three Months ended September 30, 2014	For the Nine Months ended September 30, 2015	For the Nine Months ended September 30, 2014
Net revenues	$-	$124,593	$-	$268,892
Cost of goods sold	-	(23,215)	-	(26,798)
Selling expenses	-	(1,101)	-	(5,678)
Bad debt	-	-	(4,670)	-
Obsolete inventory	-	-	(4,052)	-
Other income from discontinued operations	-	1,000	-	13,433
	$-	$101,277	$(8,772)	$249,849

	September 30, 2015	December 31, 2014

Assets
Accounts Receivable, net	$-	$46,895
Total assets of discontinued operations	$-	$46,895

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

As of September 30, 2015, the Company has advanced approximately $5,900 to the officers of the company.   Additionally the officers of the Company waived their monthly salary accrual from July 1, 2014 to December 31, 2014. The Company has accrued officer salaries of $135,000 and $154,150 and paid $36,000 and $15,288 for the nine months ended September 30, 2015 and 2014, respectively.

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

On October 13, 2015, we issued 2,500,000 shares of common stock, valued at $.0060 per share, for consulting services.

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

On July 27, 2016, we filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation to effect an amendment (the “Amendment”) changing the number of authorized shares of our common stock to 990,000,000.

On or about August 4, 2016 it was determined a shareholder had overcharged the Company in an inventory purchase in the amount of approximately $5,100.  As of September 30, 2015 we recorded an Accounts Receivable of $5,100 and a corresponding contra account in the same amount.  We intend to pursue collection of this amount from the shareholder.

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

On December 4, 2015 the Company licensed to OmniBiome, Inc. certain intellectually property. The License agreement in its entirety may be read as an exhibit filed with Form 8K: https://www.sec.gov/Archives/edgar/data/1419051/000107878215001971/f8k120815_ex10z2.htm

1.  Licensed Patent Rights:  Shall mean:

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

Current programs focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease.  The Officers and Directors of the Company are also officers and Directors of Omni.  As of August 16, 2016 TSI owns approximately 73.75% of the outstanding shares of Omni.  Website:  http://omnibiomeinc.com

MolecuVax, Inc., (“MVAX”) – is a partially-owned subsidiary of TSI, incorporated in the State of Delaware on October 28, 2015, where the intellectual property surrounding immune-oncology is housed.

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

The programs within MolecuVax include using exosomes derived from various immune cells to attack cancers as well as developing a cancer vaccine against cancers that express a certain protein unique to them.  The Officers and Directors of the Company are also officers and Directors of MVAX.  As of August 16, 2016 TSI owns approximately 21.5% of the outstanding shares of MVAX.  Website:  www.molecuvax.com

Capo Therapeutics, Inc.

Capo Therapeutics, Inc., (“CAPO”) – is a Delaware Corporation incorporated on March 28, 2016.  The main focus of Capo Therapeutics is the development of an effective and safe vaccine against Alzheimer’s Disease (AD), one of the most devastating diseases of the century. Amyloid-beta (Ab) immunotherapy is considered to be a promising approach to reducing the level of Ab in the CNS of AD patients. However, data from the first clinical trial AN1792 indicated that vaccine should be designed not to induce autoreactive cellular responses and to be effective in the majority of the individuals from the risk groups. The Officers and Directors of the Company are also officers and Directors of CAPO.  As of August 16, 2016 TSI owns approximately 6.5% of the outstanding shares of CAPO.  Website:  www.capotherapeutics.com

Summary

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

2 Hill et al. N Engl J Med. 2003 Feb 13;348(7):593-600. http://www.ncbi.nlm.nih.gov/pubmed/12584367

3 Lee et al. Neurology. 2009 May 26;72(21):1858-63 http://www.ncbi.nlm.nih.gov/pubmed/19470969

4 Hill et al. N Engl J Med. 2003 Feb 13;348(7):593-600. http://www.ncbi.nlm.nih.gov/pubmed/12584367

5 Sobrino et al. Stroke. 2007 Oct;38(10):2759-64. https://www.ncbi.nlm.nih.gov/pubmed/17761925

TSOI markets currently several other nutraceuticals, they include T-Rx®, a testosterone booster, and Vital® Female an estrogen enhancer, Liposomal CoQ10, Curcumin, and Vitamin-C, all powerful antioxidants.

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

Coenzyme Q10 (CoQ10) is a substance similar to a vitamin. It is found in every cell of the body. Your body makes CoQ10, and your cells use it to produce energy your body needs for cell growth and maintenance. It also functions as an antioxidant, which protects the body from damage caused by harmful molecules.

Curcumin is an anti-inflammatory molecule in the turmeric root, a relative of ginger. The properties of curcumin can best be summarized as protective of the integrity of bio molecules in the body by being both a fabulous antioxidant and anti-inflammatory all rolled up in one.

Vitamin-C is absorbed at approximately 19%, the balance remains in the gastrointestinal tract to attract water and loosen the bowels. Liposomalized vitamin C is absorbed much more efficiently than traditional delivery methods. A huge advance in both efficiency and effectiveness of supplemental nutrients.

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

Fetal-Maternal Health

OmniBiome, Inc.

OmniBiome, Inc. (“OMNI”), a partially-subsidiary of TSI, is focused on therapeutic / Rx approaches to either utilize or intervene with the systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal healthcare and resulting birth outcomes.  The Officers and Directors of the Company are also officers and Directors of OMNI.  As of August 16, 2016 TSI owns approximately 73.75% of the outstanding shares of OMNI.  Website:  http://omnibiomeinc.com

The Company will focus initially on developing CLIA Dx services for both pre-pregnancy-associated and pregnancy-associated conditions or diseases where there is a substantive link with microbiome dysbiosis (disruption or imbalance), as well as on restoring eubiosis (proper balance).

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

Immune-Oncology

MolecuVax, Inc.

MolecuVax is a partially-owned subsidiary of the Company where the intellectual property surrounding immune-oncology is housed. The programs within MolecuVax include using exosomes derived from various immune cells to attack cancers as well as developing a cancer vaccine against cancers that express a certain protein unique to them.  The Officers and Directors of the Company are also officers and Directors of MVAX.  As of August 16, 2016 TSI owns approximately 6.5% of the outstanding shares of MVAX.  Website:  www.molecuvax.com

On February 08, 2016 TSOI licensed its exosome patent filed on 11-20-2015 to MolecuVax titled “Exosome Mediated Innate and Adaptive Immune Stimulation for Treatment of Cancer” as part of a future generation of immune cell derived nanoparticles, as a means of selectively stimulating the body's own natural defense mechanisms to seek and destroy cancer cells by company collaborators. The patent is focused on a means of manufacturing exosomes that possess high concentrations of proteins found on tumors, which are specifically optimized to stimulate the immune system of cancer patients as a new form of immunotherapy.

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

___________________

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

________________

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

6 Mkrtichyan et al. Cell Immunol. 2011;270(2):188-97. http://www.ncbi.nlm.nih.gov/pubmed/21641588

7 Loukinov et al. J Cell Biochem. 2006 Aug 1;98(5):1037-43. http://www.ncbi.nlm.nih.gov/pubmed/16741971

8 Ghochikyan et al. J Immunol. 2007 Jan 1;178(1):566-73. http://www.ncbi.nlm.nih.gov/pubmed/17182597

9 Mkrtichyan et al. Gene Ther. 2008 Jan;15(1):61-4. http://www.ncbi.nlm.nih.gov/pubmed/17972923

Capo Therapeutics, Inc.

Capo Therapeutics, Inc., (“CAPO”) – is a Delaware Corporation incorporated on March 28, 2016.  The main focus of Capo Therapeutics is the development of an effective and safe vaccine against Alzheimer’s disease (AD), one of the most devastating diseases of the century. Amyloid-beta (Ab) immunotherapy is considered to be a promising approach to reducing the level of Ab in the CNS of AD patients. However, data from the first clinical trial AN1792 indicated that vaccine should be designed not to induce autoreactive cellular responses and to be effective in the majority of the individuals from the risk groups. The Officers and Directors of the Company are also officers and Directors of CAPO.  As of August 16, 2016 TSI owns approximately 6.5% of the outstanding shares of CAPO.  Website:  www.capotherapeutics.com

E-COMMERCE WEBSITE

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

For the three and nine months ended September 30, 2015 and September 30, 2014

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

Net sales increased $325 from $0 to $325 for the three months ended September 30, 2014 and September 30, 2015, respectively. This was due to the Company’s sales in its Nutraceutical Division. Net sales for the three months ended September 30, 2014 of $124,593 were reclassified as Discontinued Operations. Net sales increased $745 from $0 to $745 for the nine months ended September 30, 2014 and September 30, 2015, respectively. This was due to the Company’s sales in its Nutraceutical Division. Net sales of $268,892 for the nine months ended September 30, 2014 were reclassified as Discontinued Operations.

Cost of Goods Sold increased $166 from $0 to $166 for the three months ended September 30, 2014 and September 30, 2015, respectively. Cost of Goods Sold for the three months ended September 30, 2014 of $23,215 were reclassified as Discontinued Operations. Cost of Goods Sold increased $263 from $0 to $263 for the nine months ended September 30, 2014 and September 30, 2015, respectively. This was due to the Company’s costs related to sales in its Nutraceutical Division. Cost of Goods Sold for the nine months ended September 30, 2014 of $26,798 were reclassified as Discontinued Operations.

Operating expenses for the three month periods ended September 30, 2015 and 2014 were $178,655 and $64,187, an increase of $114,468. This was mainly due to increased General and Administrative costs, Salaries, wages, and related costs, increased consulting fees and decreased legal expenses.  Operating expenses for the nine month periods ended September 30, 2015 and 2014 were $366,919 and $311,961, an increase of $54,958.   This was mainly due to increased Salaries, wages, and related costs, increased consulting fees and decreased legal expenses.

General and Administrative costs increased $12,306, from $13,421 to $25,727, for the three months ended September 30, 2014 and 2015, respectively.  General and Administrative costs increased $3.173, from $55,500 to $58,673, for the nine months ended September 30, 2014 and 2015, respectively.  These increases were mainly due to increased rent, marketing and insurance costs.

Salaries, wages and related costs increased $45,304, from $26,019 to $71,323 for the three months ended September 30, 2014 and 2015, respectively. Salaries, wages and related costs increased $81,339, from $112,150 to $193,489 for the nine months ended September 30, 2014 and 2015, respectively. This increase for the nine months was mainly due to an increase in officers’ salary accruals.

Selling expenses increased $429, from $0 to $429, for the three months ended September 30, 2014 and 2015, respectively.  Selling expenses increased $911, from $0 to $911, for the nine months ended September 30, 2014 and 2015, respectively.  This increase was mainly due to a reclassification of all selling and marketing expenses for last year to discontinued operation.

Amortization and depreciation decreased $5,283 from $5,283 to $0 for the three months ended September 30, 2014 and 2015, respectively.  Amortization and depreciation decreased $15,850 from $15,850 to $0 for the nine months ended September 30, 2014 and 2015, respectively.

Consulting fees increased $52,084 from $3,383 to $55,467 for the three months ended September 30, 2014 and 2015, due to an increase in overall consulting services.  Consulting fees increased $46,547 from $37,253 to $83,800 for the nine months ended September 30, 2014 and 2015, due to an increase in overall consulting services.

Legal and professional fees increased $9,627, from $16,081 to $25,708 for the three months ended September 30, 2014 and 2015. This increase was mainly due to an increase in overall legal services from 2015 vs 2014.

Legal and professional fees decreased $61,163, from $91,209 to $30,046 for the nine months ended September 30, 2014 and 2015. This decrease was mainly due to a reduction of overall legal services from 2015 vs 2014.

Net other income/expense decreased $888 from $888 to $0 for the three months ended September 30, 2104 and 2015, respectively. Net other income/expense increased $1,574 from $108 to $1,682 for the nine months ended September 30, 2104 and 2015, respectively.  These changes were mainly due to fluctuations in quarterly seminar tuition and related expenses.

Net interest expense decreased $1,783 from $3,084 to $1,301 for the three months ended September 30, 2014 and 2015. Net interest expense decreased $4,022 from $8,162 to $4,140 for the nine months ended September 30, 2014 and 2015. This decrease was mainly due to a reduction is note payables,

Net income from discontinued operation for the three month periods ended September 30, 2015 and 2014 were $0 and $101,277, a decrease of $101,277.  Net income from discontinued operation for the nine month periods ended September 30, 2015 and 2014 were $(8,722) and $249,849, a decrease of $258,571. This decrease was primarily due to the final sales of inventory from the notification that our license to use the international patents for our AMPSA device, pursuant to our license agreement, that was terminated on April 28, 2014 and the write off of accounts receivable,

Net income (loss) for the three months ended September 30, 2015 was $(179,797) compared with $34,894 for the three months ended September 30, 2014. In addition to operating expenses, we had Net income from discontinued operations of $101,277 for the three months ended September 30, 2014. Net income (loss) for the nine months ended September 30, 2015 was $(377,618) compared with $(70,167) for the nine months ended September 30, 2014. In addition to operating expenses, we had a Net loss from discontinued operations of $8,722 for the nine months ended September 30, 2015 and a Net income from discontinued operations of $249,849 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Net cash used in operating activities totaled $99,399 for the nine months ended September 30, 2015. We had no material commitments for capital expenditures at September 30, 2015.

As of September 30, 2015, we had cash of $8,495. We had no cash equivalents at the end of the quarter. Clearly, such a cash level is untenable.  We believe we will need outside financing to execute our business plan in 2015 and beyond. There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Our auditor has stated in their opinion on our 2014 annual financial statements that there is substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No disclosure required.

Item 4. Controls and Procedures

A.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: August 22, 2016	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: August 22, 2016	By: /s/ Gerry B. Berg
Gerry B. Berg Chief Financial Officer (Principal Financial Officer)