Form 10-K
period 2015-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2016-10-31
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $389,268  based on a closing price of $0.0028 as of June 30, 2015.

As of  October 25, 2016, 740,251,000 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

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

MolecuVax, Inc.

The Company previously announced that MolecuVax, Inc. (MVAX) was a partially-owned subsidiary of TSOI. On September 30, 2016, Mr. Gerry Berg, and Mr. Timothy Dixon resigned as Officers and Directors of MVAX and cancelled any and all equity in MVAX and have asserted certain contractual rights of our licensed patent to MVAX dated February 5th, 2016. Our departure and subsequent cancellation of stock was due to an attempt at a hostile take-over of the Board of Directors of MVAX by other board members. In addition, on October 12, 2016, Dr. Thomas Ichim also resigned from MVAX as CEO and Director.

Capo Therapeutics, Inc.

The Company previously announced that TSOI held an equity stake in Capo Therapeutics, Inc. (CAPO). On September 30, 2016, Mr. Gerry Berg, and Mr. Timothy Dixon resigned as Officers and Directors of CAPO and cancelled any and all equity in CAPO. Our departure and subsequent cancellation of stock was due to an attempt at a hostile take-over of the Board of Directors of CAPO by other board members.

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

Our common stock is currently quoted on the Pink Sheets under the symbol TSOI. There currently is a limited public market for our common stock. A limited public market for our stock could make it difficult to sell your shares in our stock. The Company is currently delinquent in its reporting obligations with the Securities and Exchange Commission (“SEC”). The Company has not filed quarterly reports for the periods ending, March 31, 2016 and June 30, 2016. The Company’s common stock listing on the Pink Sheets currently has a “Yield” symbol affiliated with it indicating that there is limited public information available about the Company. The “Yield” affiliation also serves as a warning to potential investors that the Company may not be publishing adequate public information and only has published limited financial information and is delinquent in its SEC filings.

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

TSI is developing a range of immune-modulatory agents to target certain cancers, improve maternal and fetal health, fight periodontal disease, and for daily health.  The following discusses the focus of TSI on each of these programs:

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSOI filed a patent application for ProJuvenol® on 07-08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions” as well as a second patent application filed 04-27-2016 titled “Augmentation Of Stem Cell Activity Using Pterostilbene And Compositions Containing Pterostilbene”. In addition we recently introduced a line of “oncologist friendly nutraceuticals” in liposome formula. These include CoQ10, Curcumin, Glutathione, and Vitamin-C in 16oz bottles.

OmniBiome, Inc. - is a partially-owned subsidiary of TSI, incorporated in the State of Delaware on October 20, 2015, where the intellectual property surrounding probiotics is housed. Current programs focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease.  Mr. Dixon and Mr. Berg, of the Company, are also officers and Directors of Omni. As of October 25, 2016, TSI owns approximately 73.75% of the outstanding shares of OmniBiome. Website: http://omnibiomeinc.com

Summary

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

2 Hill et al. N Engl J Med. 2003 Feb 13;348(7):593-600. http://www.ncbi.nlm.nih.gov/pubmed/12584367

3 Lee et al. Neurology. 2009 May 26;72(21):1858-63 http://www.ncbi.nlm.nih.gov/pubmed/19470969

4 Hill et al. N Engl J Med. 2003 Feb 13;348(7):593-600. http://www.ncbi.nlm.nih.gov/pubmed/12584367

5 Sobrino et al. Stroke. 2007 Oct;38(10):2759-64. https://www.ncbi.nlm.nih.gov/pubmed/17761925

TSOI markets currently two other nutraceuticals, T-Rx®, a testosterone booster, and Vital® Female, an estrogen booster and has just introduced a line of “oncologist friendly nutraceuticals” in liposome formula. These include CoQ10, Curcumin, Glutathione, and Vitamin-C in 16oz bottles.  Website:  www.youcanordernow.com

ProJuvenol® - Is a powerful synergistic blend of complex anti-aging ingredients inspired by nature to help promote cellular rejuvenation and healthy functionality for everyday living. Based upon one of nature's unique and intelligent anti- oxidants/anti-inflammatories.

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

Glutathione is one of the most powerful antioxidants that the body produces and is used to bind and remove toxins, including heavy metals such as mercury and lead from the body. Levels may drop as result of oxidative stress due to disease, drugs, aging, toxic chemicals, inflammation and stress. Adequate levels of glutathione are necessary to provide important antioxidant protection.

Vitamin-C is absorbed at approximately 19%, the balance remains in the gastrointestinal tract to attract water and loosen the bowels. Liposomalized vitamin C is absorbed much more efficiently than traditional delivery methods. A huge advance in both efficiency and effectiveness of supplemental nutrients.

Fetal-Maternal Health

OmniBiome, Inc.

OmniBiome, Inc. a partially-owned subsidiary is focused on therapeutic / Rx approaches to either utilize or intervene with the systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal healthcare and resulting birth outcomes. Mr. Dixon and Mr. Berg, of the Company, are also officers and Directors of Omni.  As of October 25, 2016, TSI owns approximately 73.75% of the outstanding shares of OmniBiome.  Website:  www.omnibiomeinc.com

The Company will focus initially on developing CLIA Dx services for both pre-pregnancy-associated and pregnancy-associated conditions or diseases where there is a substantive link with microbiome dysbiosis (disruption or imbalance), as well as on restoring eubiosis (proper balance).

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

E-COMMERCE WEBSITE

The Company’s current e-commerce website, www.youcanordernow.com, seeks to speak directly and clearly to the user with the Company’s established brand platform and function as a tactical extension of the Company’s sales message.

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

The Company is currently delinquent in its reporting obligations with the Securities and Exchange Commission (“SEC”). The Company has not filed quarterly reports for the periods ending March 31, 2016 and June 30, 2016. The Company’s common stock listing on the Pink Sheets currently has a “Yield” symbol affiliated with it indicating that there is limited public information available about the Company. The “Yield” affiliation also serves as a warning to potential investors that the Company may not be publishing adequate public information and only has published limited financial information and is delinquent in its SEC filings.

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

The following table sets forth the quarterly high and low closing sales prices for our common stock from January 1, 2014 through December 31, 2015.

Quarter Ended	High	Low
December 31, 2015	$0.011	$0.0025
September 30, 2015	$0.023	$0.0026
June 30, 2015	$0.0043	$0.0018
March 31, 2015	$0.0063	$0.0011
December 31, 2014	$0.004	$0.002
September 30, 2014	$0.0033	$0.0019
June 30, 2014	$0.0045	$0.0023
March 31, 2014	$0.0055	$0.0026

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

On February 27, 2015, we issued 2,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

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

On March 7, 2016, we issued 10,000,000 shares of common stock, valued at $.0004 per share, for consulting services.

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

On September 16, 2016, we issued 12,500,000 shares of common stock, valued at $.004 per share, for an investment in the Company’s Private Placement.

On October 18, 2016,  we issued 40,000,000 shares valued at $.0045 to the officers and directors of the Company for services, and 5,000,000 shares valued at $.0045 for consulting services.

Repurchases/Cancellation of Securities

We made no repurchases of our securities for the years ended 2014-2015.

ITEM 6

SELECTED FINANCIAL DATA.

No disclosure required.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company. The following discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Our common stock is currently quoted on the Pink Sheets under the symbol TSOI. There currently is a limited public market for our common stock. A limited public market for our stock could make it difficult to sell your shares in our stock. The Company is currently delinquent in its reporting obligations with the Securities and Exchange Commission (“SEC”). The Company has not filed quarterly reports for the periods ending, March 31, 2016 and June 30, 2016. The Company’s common stock listing on the Pink Sheets currently has a “Yield” symbol affiliated with it indicating that there is limited public information available about the Company. The “Yield” affiliation also serves as a warning to potential investors that the Company may not be publishing adequate public information and only has published limited financial information and is delinquent in its SEC filings.

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

Nutraceutical Division – TSI has been producing very high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSOI filed a patent application for ProJuvenol® on 07-08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions” as well as a second patent application filed 04-27-2016 titled “Augmentation Of Stem Cell Activity Using Pterostilbene And Compositions Containing Pterostilbene”. In addition we recently introduced a line of “oncologist friendly nutraceuticals” in liposome formula. These include CoQ10, Curcumin, Glutathione, and Vitamin-C in 16oz bottles..

OmniBiome, Inc. - is a partially-owned subsidiary of TSI where the intellectual property surrounding probiotics is housed. Current programs focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease.  Mr. Dixon and Mr. Berg, of the Company, are also officers and Directors of Omni.  As of October 25, 2016, TSI owns approximately 73.75% of the outstanding shares of OmniBiome.  Website:  http://omnibiomeinc.com

Summary

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

Fetal-Maternal Health

OmniBiome, Inc.

OmniBiome, Inc., a partially-owned subsidiary of TSI, is focused on therapeutic / Rx approaches to either utilize or intervene with the systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal healthcare and resulting birth outcomes. Mr. Dixon and Mr. Berg, of the Company, are also officers and Directors of Omni.  As of October 25, 2016, TSI owns approximately 73.75% of the outstanding shares of OmniBiome.  Website:  www.omnibiomeinc.com

The Company will focus initially on developing CLIA Dx services for both pre-pregnancy-associated and pregnancy-associated conditions or diseases where there is a substantive link with microbiome dysbiosis (disruption or imbalance), as well as on restoring eubiosis (proper balance).

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during 2015.

Results of Operations

We had a net loss of approximately $0.59 million in 2015 compared to a net loss of approximately $0.29 million in 2014.

On April 28, 2014, we received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated.   See Note 10, Discontinued Operation in Notes to the Financial Statements.

Net sales increased approximately $1,911 in 2016 from $0 in 2015. This increase was mainly due to the initial launch of the Company’s new nutraceutical line of products.

Cost of Goods Sold increased approximately $3,193 in 2016 from $0 in 2015. This increase was mainly due to the initial launch of the Company’s new nutraceutical line of products.

Operating expenses for the years ended December 31, 2015 and December 31, 2014 were approximately $.57 million and $.33 million, respectively, an increase of approximately $.24 million. This increase was mainly due a combination of increased salaries, wages and related costs, an increase in consulting fees, and a decrease in legal and accounting fees.

General and administrative expenses increased approximately $.022 million from $.073 in 2015, as compared to $.051 in 2014. This increase was mainly due to increased rent, marketing and insurance costs.

Salaries, wages and related costs increased approximately $0.16 million from $.27 million in 2015, as compared $.11 in 2014. This increase was mainly due to an increased payroll and an increase in officer salary accruals.

Selling expenses increased approximately $4 thousand in 2015 from $0 in 2014.  This increase was mainly due to a reclassification of all selling and marketing expenses for last year to discontinued operation.

Amortization and depreciation was  $0 for the year ended December 31, 2015 versus approximately $.021 million for the year ended December 31, 2014.

Consulting fees increased approximately $.146 million from $.186 million in 2015, as compared to $.040 million in 2014. This increase was mainly due to an increase in overall consulting services

Legal and professional fees decreased approximately $.063 million from $.040 million in 2015, as compared to $.103 million in 2014.  This decrease was mainly due to a reduction of overall legal services in 2015 vs. 2014.

Net other income/expense decreased approximately $5 thousand from $4 thousand in 2015, as compared to $9 thousand in 2014.

This change was mainly due to fluctuations in quarterly seminar tuition and related expenses.

Impairment of intangible asset decreased by $210 thousand from $0 in 2015, as compared to $210 thousand in 2014. This decrease was due to the Company unable to forecast future short term revenue from acquired intellectual property.

Net interest expense decreased approximately $4 thousand from $5 thousand in 2015, as compared to $9 thousand in 2014. This change was mainly due to reductions in notes payable and changes in interest rates.

Net income from discontinued operation for 2015 and 2014 were $(13,822) and $249,002, a decrease of $262,824.  This decrease was primarily due to the final sales of inventory from the notification that our license to use the international patents for our AMPSA device, pursuant to our license agreement, that was terminated on April 28, 2014 and the write off of accounts receivable,

Liquidity and Capital Resources

As of December 31, 2015, our cash and cash equivalents was $2,183 and our current liabilities totaled $488,992. Our current cash reserves are not adequate for our needs. The Company plans to continue to reduce costs and seek additional funding for operations.

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

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES

A.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) for the period covered by this Annual Report on Form 10-K as of December 31, 2015. Based on this evaluation, these officers concluded that as of December 31, 2015, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. This assessment was based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2015 was not effective and was subject to material weaknesses.

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

C.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our  year ended December 31, 2015 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B

OTHER INFORMATION.

None

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective ages as of October 25, 2016 are as follows:

Directors:

Name of Director	Age
Timothy G. Dixon	58
Gerry B. Berg	70
Dr. Thomas E. Ichim	40

Executive Officers:

Name of Officer	Age	Office
Timothy G. Dixon	58	President & CEO
Gerry B. Berg	70	Vice President & CFO
Hong Ma	47	Chief Science Officer

The term of office for each director is one year, or until the next annual meeting of the stockholders.

*Thomas E. Ichim, Ph.D was appointed to the Board of Directors on January 22, 2016.

Biographical Information

Timothy G. Dixon

Mr. Dixon currently serves as Chief Executive Officer, President, and Chairman of Therapeutic Solutions International, Inc. Mr. Dixon also serves as President and Chairman of OmniBiome, Inc. Mr. Dixon previously served as the President of TMD Courses, Inc. from 2006 to 2012 and; as the President of Splint Decisions Inc. from 2010 to 2011. Mr. Dixon has attended hundreds of hours of continuing medical/dental education throughout the years and has produced many educational DVD’s used by dental professionals worldwide on the subject of parafunctional control, migraine prevention, therapeutic Botox injections, migraine pathophysiology, dental sleep medicine, and other therapeutic protocols. Mr. Dixon also has extensive experience in dealing with corporate compliance matters with the U.S. Food and Drug Administration, (FDA) as well as many international regulatory bodies.

Gerry B. Berg

Gerry B. Berg has served as our Vice-President and Chief Financial Officer since April 20, 2011. Mr. Berg became a director of the Company on August 24, 2012.  Mr. Berg also serves as Chief Financial Officer OmniBiome, Inc.  Mr. Berg has over 30 years of senior management experience working with private and public companies. From May 2010 to March 2011, Mr. Berg served as President and Chairman of the Board of Directors of Friendly Auto Dealers, Inc., and also served in a consulting capacity from March 2009 to May 2010.

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

Hong Ma, MD, Ph.D, M.B.A.

Dr. Ma has an extensive history in academic and translational research. Subsequent to completing her medical degree, she performed basic research in the area of molecular biology of endothelial-associated pathways in her doctorate and postdoctoral studies. She has been critical in establishing numerous ventures and collaborations in the area of biosciences. Dr. Ma has over 20 peer-reviewed publications and has worked with prestigious institutions in the USA, China, and Japan. She received her M.D. from Dalian Medical University, her Ph.D in Cardiovascular Pharmacology at Asahikawa Medical College, and has also earned her MBA at the Rady School of Management at the University of California San Diego.

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

The Board of Directors reviews with management and the Company's independent public accountants the Company's financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the Board of Directors deems appropriate. Because our common stock is traded on the OTC Markets Pink Sheet, we are not subject to the listing requirements of any securities exchange regarding audit committee related matters.

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

SCIENTIFIC ADVISORY BOARD

The following are members of the Company’s Scientific Advisory Board as of October 25, 2016:

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

ITEM 11

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation paid, with respect to years ended December 31, 2015 and 2014 for services rendered to us in all capacities, to each person who served as an executive officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy G. Dixon*	2015	25,500	-	-	-	-	-	25,500
President and CEO	2014	10,192	-	-	-	-	-	10,192

Gerry B. Berg**	2015	25,500	-	-	-	-	-	25,500
Vice President, Chief Financial Officer	2014	10,192	-	-	-	-	-	10,192

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

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of October 25, 2016, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. As of October 20, 2016, a total of 740,751,000 shares of our common stock were outstanding.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Timothy G. Dixon	121,475,671	16.41%
Gerry B. Berg	107,750,000	14.56%
Thomas E. Ichim*	44,500,000	6.01%
Robert F. Graham	102,500,000	15.01%
John Peck, Jr.	120,000,000	17.58%
All directors and executive officers as a group (3 persons) (2)(3)(4)	273,725,671	36.98%

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants, PLS CPA, A Professional Corporation, for auditing and accounting services for fiscal year 2015 was $24,000 (inclusive of the review of the quarterly reports on Form 10-Q).

The aggregate fees billed to us by our principal accountants, PLS CPA, A Professional Corporation, for auditing and accounting services for 2014 was $24,000 (inclusive of the review of the quarterly reports on Form 10-Q).

Audit-Related Fees, Tax Fees and All Other Fees

There were no fees billed to us by our principal accountant for fiscal year 2015 for assurance and related services (audit-related fees), tax services or other products and services.

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
Date: October 31, 2016

/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer, President and Director (Principal Executive Officer)
Date: October 31, 2016

/s/ Gerry B. Berg
Gerry B. Berg
Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Date: October 31, 2016

/s/ Thomas E. Ichim
Thomas E. Ichim
Director
Date: October 31, 2016

PLS CPA, A Professional Corp.

t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Therapeutic Solutions International, Inc.

We have audited the accompanying consolidated balance sheets of Therapeutic Solutions International, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Therapeutic Solutions International, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

____________________________

PLS CPA, A Professional Corp.

October 31, 2016

San Diego, CA 92111

Registered with the Public Company Accounting Oversight Board

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
(Audited)

	December 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$2,183	$2,894
Accounts Receivable, net	2,184	-
Inventories	29,675	-
Prepaid expenses and other current assets	213,444	139,016
Assets from discontinued operations	-	46,845
Total current assets	247,488	188,756

Other non-current assets	12,476	12,461
Property and equipment, net	-	-

Total assets	$259,964	$201,217

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$277,342	$290,554
Accrued expenses and other current liabilities	15,636	14,777
Due to related parties	196,014	27,174
Total current liabilities	488,992	332,505

Shareholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 699,999,999 shares authorized, 541,000,000 issued and outstanding at December 31, 2015 and 699,999,999 shares authorized, 400,000,000 issued and outstanding at December 31, 2014	541,000	400,000
Capital in excess of par	2,440,709	2,093,009
Deficit accumulated	(3,210,737)	(2,624,296)
Total shareholders' equity	(229,028)	(131,288)

Total liabilities and shareholders' equity	$259,964	$201,217

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
(Audited)

	For the Year End December 31, 2015	For the Year End December 31, 2014

Net Sales	$1,911	$-
Cost of Goods Sold	3,193	-
Gross Profit	(1,282)	-

Operating expenses:
General and administrative	73,353	50,868
Salaries, wages, and related costs	266,286	111,986
Selling expenses	3,894	-
Amortization and depreciation	-	21,133
Consulting fees	185,700	39,734
Legal and professional fees	40,420	103,384
Total operating expenses	569,653	327,105

Loss from operations	(570,935)	(327,105)

Other income (expense):
Net other income (expense)	3,866	8,728
Impairment of intangible asset	-	(210,000)
Interest expense	(5,550)	(9,375)
Total other income (expense)	(1,684)	(210,647)

Net income (loss) from continuing operations	$(572,619)	$(537,752)

Net income (loss) from discontinued operations	(13,822)	249,002

Net income (loss)	$(586,441)	$(288,750)

Basic and diluted loss per common share
Continuing operation	$(0.00)	$(0.00)
Discontinued operation.	$(0.00)	$0.00

Weighted average shares outstanding	461,967,123	196,385,920

See accompanying notes to financial statements.

Therapeutic Solutions International, Inc.
Condensed Consolidated Statement of Changes in Shareholders' (Deficit)
For the Period from December 31, 2013 to December 31, 2015
(Audited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated	Total

Balance, December 31, 2013	94,466,400	$94,466	$1,665,725	$(2,335,546)	$(575,355)

Stock issued for service on March 31, 2014	12,000,000	12,000	33,750	-	45,750
Stock issued for note conversion on June 30, 2014	90,000,000	90,000	180,000	-	270,000
Stock issued for note conversion on September 30, 2014	103,533,600	103,534	103,534	-	207,067
Stock issued for a material definitive agreement	100,000,000	100,000	110,000	-	210,000
Net Loss, December 31, 2014	-	-	-	(288,750)	(288,750)

Balance, December 31, 2014	400,000,000	$400,000	$2,093,009	$(2,624,296)	$(131,288)

Stock issued on March 27, 2015	20,000,000	20,000	30,000	-	50,000
Stock issued on April 17, 2015	20,000,000	20,000	30,000	-	50,000
Stock issued on June 8, 2015	1,000,000	1,000	1,500	-	2,500
Stock issued on July 15, 2015	1,000,000	1,000	1,500	-	2,500
Stock issued on August 31, 2015	10,000,000	10,000	15,000	-	25,000
Stock issued on October 14, 2015	2,000,000	2,000	3,000	-	5,000
Stock issued on October 16, 2015	4,000,000	4,000	6,000	-	10,000
Stock issued on November 9, 2015	3,000,000	3,000	4,500	-	7,500
Stock issued on November 23, 2015	20,000,000	20,000	30,000	-	50,000
Stock issued for services on February 27, 2015	2,000,000	2,000	3,000	-	5,000
Stock issued for services on April 1, 2015	10,000,000	10,000	15,000	-	25,000
Stock issued for services on June 1, 2015	7,000,000	7,000	10,500		17,500
Stock issued for services on June 1, 2015	3,000,000	3,000	4,800	-	7,800
Stock issued for services on September 25, 2015	10,000,000	10,000	36,000	-	46,000
Stock issued for services on October 1, 2015	23,000,000	23,000	121,900	-	144,900
Stock issued for services on October 13, 2015	2,500,000	2,500	12,500	-	15,000
Stock issued for services on November 30, 2015	2,500,000	2,500	22,500	-	25,000
Net Loss, December 31, 2015	-	-	-	(586,441)	(586,441)

Balance, December 31, 2015	541,000,000	$541,000	$2,440,709	$(3,210,737)	$(229,028)

See Accompanying Notes to Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Cash Flows
(Audited)
	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Cash flows from operating activities
Net loss	$(586,441)	$(288,750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expenses:
Depreciation	-	21,132
Stock based compensation to consultants	286,200	45,750
Impairment of intangible asset	-	210,000
Gain from disposal of property and equipment	-	(7,000)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(29,675)	-
(Increase) decrease in accounts receivable	(2,184)	-
(Increase) decrease in prepaid expenses and other current asets	(74,428)	(70,447)
(Increase) decrease in other assets	(15)	(20)
(Increase) decrease in bank overdraft	-	-
Increase (decrease) in accounts payable	(13,212)	(7,967)
Increase (decrease) in accrued expenses and other current liabilities	860	(236,577)
Cash used by operating activities-continuing operations	(418,895)	(333,879)
Cash provided (used) by operating activities-discontinued operations	46,845	1,343
Net cash used by operating activities	(372,050)	(332,536)

Cash flows from investing activities
Disposal of fixed assets from discontinued operations	-	55,000
Net cash used by by investing activities	-	55,000

Cash flows from financing activities
Related parties liabilities	168,840	272,917
Stock issuance	202,500	-
Repayments	-	(5,000)
Net cash provided by financing activities	371,340	267,917

Increase in cash	(711)	(9,619)
Cash at beginning of period	2,894	12,513
Cash at end of period	$2,183	$2,894

Significant non-cash investing and financing activities:
Stock issuance for acquisition of intangible assets	$-	$210,000
Stock issuance for due to related parties	$-	$477,067

Supplemental Cash Flow Information:
Cash paid for interest	$3,213	$2,812
Cash paid for income taxes	$800	$800

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2015 and 2014

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

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSOI filed a patent application for ProJuvenol® on 07-08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”.  ”. In addition we recently introduced a line of “oncologist friendly nutraceuticals” in liposome formula. These include CoQ10, Curcumin, Glutathione, and Vitamin-C in 16oz bottles.

OmniBiome, Inc., (“OMNI”) - is a partially-owned subsidiary of TSI, incorporated in the State of Delaware on October 20, 2015, where the intellectual property surrounding probiotics is housed. As of October 25, 2016, TSI owns approximately 73.75% of the outstanding shares of OmniBiome.  Website:  http://omnibiomeinc.com

On November 18, 2015 the Company licensed to OmniBiome, Inc. certain intellectually property. The License agreement in its entirety may be read as an exhibit filed with Form 8K:

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

a.  Patent Application Serial No. 62/213260 filed 9-02-2015 by Licensor.

b.  Patent Application Serial No. 62/219020 filed 9-15-2015 by Licensor.

c.  Patent Application Serial No. 62/232722 filed 9-25-2015 by Licensor.

1. Initial Payment and Royalty Rate. For the licensed herein granted:

(a) Licensee agrees to pay a sign-up fee of $ 50,000.00.  As of October 25, 2016 this fee has not been paid.  OmniBiome did not have any operations as of December 31, 2015.

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

1.  Licensed Patent Rights:  Shall mean:

a.  Patent Application Serial No. 62/194990 filed 7-21-2015 by Licensor.

1. Initial Payment and Royalty Rate. For the licensed herein granted:

(a) Licensee agrees to pay a sign-up fee of $ 50,000.00.   As of October 25, 2016 this fee has not been paid.

(b) Licensee shall pay on earned royalty of Five Percent (5%) of Licensee’s Gross Sales of Products and fifty percent (50%) of the sublicensing receipts.

(c) Licensee shall pay an annual minimum royalty fee of Fifteen Thousand Dollars ($15,000.00) for each licensed Product.

Current programs focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease.  Mr. Dixon and Mr. Berg, of the Company, are also officers and Directors of Omni.  As of October 25, 2016 TSI owns approximately 73.75% of the outstanding shares of Omni.  Website:  http://omnibiomeinc.com.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2015 and 2014. Other assets include restricted cash of $10,000 that is used to secure a company credit card.

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.”

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $3.2 million at December 31 2015. These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 4 – Equipment

The cost and accumulated depreciation of fixed assets and equipment at December 31, 2014 and 2013 are summarized below:

	December 31, 2015	December 31, 2014
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Total	15,961	15,961
Accumulated Depreciation	(15,961)	(15,961)
Property and Equipment, net	$-	$-

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Depreciation expenses for the years ended December 31, 2015 and 2014 were $0 and $21,132, respectively.

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

On December 9, 2014 the Company contractually obtained the rights, title and interest in and to proprietary formulations for two nutritional supplement products known under the trade names: (a) “T-Rx”; and, (b) “Vital Female; and, (ii) the purchase of all legal right, title and interest, in and to intellectual property including, but not limited to, Innovative’s nutritional supplement product known under the trade name: “Projuvenol.”  The Company issued 100,000,000 shares for this rights, title and interest.  The fair value of the 100,000,000 shares of common stock of $210,000 was recorded as an intangible asset.  On December 31, 2014, the Company performed an impairment test on the intellectual property.  The Company recorded impairment of $210,000.

Note 7 – Notes Payable-related party

As of December 31, 2015 and 2015, the Notes Payable are as the following:

December 31, 2015
	Issued	Original				Total	Interest
Noteholder	Date	amounts	Addition	Repayment	Interest	Balance	Rate
Gerry Berg	12/18/2015	80,000	-	-	-	80,000	8%
Barry Glassman	1/14/2013	15,000	-	-	1,147	13,574	10%
Timothy Dixon	1/16/2013	19,000	-	2,000	1,368	13,595	9.75%
Timothy Dixon	1/16/2013	15,000	7,300	-	1,190	20,069	10%
Timothy Dixon	12/18/2015	80,000	-	-	-	80,000	8%

December 31, 2014
	Issued	Original				Total	Interest
Noteholder	Date	amounts	Addition	Repayment	Interest	Balance	Rate
Barry Glassman	1/14/2013	15,000	-	3,000	1,173	12,427	8%
Timothy Dixon	1/16/2013	19,000	4,000	5,005	1,540	15,946	9.75%
Timothy Dixon	1/16/2013	15,000	-	6,000	1,141	11,578	10%

Note 8 – Equity Transactions

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock. The Company has not issued any preferred stock.

Common Stock

As of July 27, 2016, the Company is authorized to issue 990,000,000 shares of $.001 par value common stock. All shares have equal voting rights, are non-assessable, and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

On February 27, 2015, we issued 2,000,000 shares of common stock, valued at $.0025 per share, for consulting services.

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

On January 4, 2016, we issued 2,500,000 shares of common stock, valued at $.0004 per share, for consulting services.

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

On September 16, 2016, we issued 12,500,000 shares of common stock, valued at $.004 per share, for an investment in the Company’s Private Placement.

On October 18, 2016,  we issued 40,000,000 shares valued at $.0045 to the officers and directors of the Company for services, and 5,000,000 shares valued at $.0045 for consulting services.

Note 9 – Related Party Transactions

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

As of December 31, 2015, the Company has advanced approximately $117,900 to the officers of the company.   Additionally the officers of the Company waived their monthly salary accrual from July 1, 2014 to December 31, 2014. The Company accrued officers salary of $20,384 in 2015 ($43,675 in 2014).

On October 18, 2016,  we issued 40,000,000 shares valued at $.0045 to the officers and directors of the Company for services.

Note 10 – Income Taxes

The Company has net operating losses carried forward of $2,270,802 (2014 – $2,043,048) available to offset taxable income in future years which expire beginning in fiscal 2031.

The Company is subject to United States federal and state income taxes at an approximate rate of 45%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2015 $	December 31, 2014 $
Net loss before income taxes per financial statements	(586,441)	(288,750)
Income tax rate	45%	45%
Income tax recovery	(263,898)	(123,619)
Permanent differences	88,616	6,318

Change in valuation allowance	175,282	117,301
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	December 31, 2015 $	December 31, 2014 $
Net operating loss carry-forward	1,021,679	846,397
Valuation allowance	(1,021,679)	(846,397)
Net deferred income tax asset	–	–

Note 11 – Discontinued Operation

On April 28, 2014, we received a letter from Mr. J. Christopher Jaczko, a lawyer with the Procopio law firm in San Diego who represents Boyd Research, Inc. and related parties. In his letter, Mr. Jaczko notified us that our license to use the international patents for our AMPSA device, pursuant to our license agreement with his clients effective January 1, 2013, was terminated.

The following are the summarized results of discontinued operations for the years ended December 31, 2015 and  2014 and the Balance Sheet as of December 31, 2015 and 2014:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Net international revenues	$-	$268,892
Cost of goods sold	-	(26,798)
Selling expenses	-	(6,525)
Bad debt	(9,770)	-
Obsolete Inventory	(4,052)	-
Royalties	-	13,433
	$(13,822)	$249,002

	December 31, 2015	December 31, 2014

Assets
Accounts Receivable, net	$-	$46,895
Total assets of discontinued operations	$-	$46,895

Note 12 – Litigation

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

Note 13 – Subsequent Events

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

On August 22, 2016, the Board of  Directors deemed it to be in the best interest of the Company to affect a reverse stock-split of its common stock of one (1) new common share for each two (2) old common shares of stock, subject to approval by a majority of shareholders.   If sufficient votes are not obtained from a majority of shareholders, this action will become cancelled as of October 31, 2016.

On September 16, 2016, we issued 12,500,000 shares of common stock, valued at $.004 per share, for an investment in the Company’s Private Placement.

The Company previously announced that MolecuVax, Inc. (MVAX) was a partially-owned subsidiary of TSOI. On September 30, 2016, Mr. Gerry Berg, and Mr. Timothy Dixon resigned as Officers and Directors of MVAX and cancelled any and all equity in MVAX and have asserted certain contractual rights of our licensed patent to MVAX dated February 5th, 2016. Our departure and subsequent cancellation of stock was due to an attempt at a hostile take-over of the Board of Directors of MVAX by other board members. In addition, on October 12, 2016, Dr. Thomas Ichim also resigned from MVAX as CEO and Director.

The Company previously announced that TSOI held an equity stake in Capo Therapeutics, Inc. (CAPO). On September 30, 2016, Mr. Gerry Berg, and Mr. Timothy Dixon resigned as Officers and Directors of CAPO and cancelled any and all equity in CAPO. Our departure and subsequent cancellation of stock was due to an attempt at a hostile take-over of the Board of Directors of CAPO by other board members.

On October 18, 2016,  we issued 40,000,000 shares valued at $.0045 to the officers and directors of the Company for services, and 5,000,000 shares valued at $.0045 for consulting services.