Form 10-K/A
period 2015-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2017-01-25
CIK 1419051

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

INDEX

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I.

Explanatory Note

Theapeutic Solutions International, Inc. (the Company) is filing this Amendment No. 1 on Form 10-K/A (the Amended Form 10-K) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the Original Form 10-K), which was originally filed with the Securities and Exchange Commission (SEC) on October 31, 2016 (the Original Filing Date), to amend and restate management’s conclusions regarding the effectiveness of disclosure controls and procedures and internal control over financial reporting as of December 31, 2015.

Management has concluded that its disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015 due to a material weakness in its internal control over financial reporting.

The Company’s consolidated financial statements as of and for the year ended December 31, 2015, which were included in the Original Filing, have not changed as a result of the material weakness. See Item 9A., “Controls and Procedures,” for discussion of management’s disclosure controls and procedures, management’s restated, annual report on internal control over financial reporting, changes in internal control over financial reporting. Accordingly, the Company hereby amends and replaces in its entirety Items 9A and adds a Risk Factor releated to Internal Comtrol in the Original Filing.

As required by Rule 12b-15, the Company’s principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Company is filing a new consent of PLS CPA, A Professional Corp . Accordingly, the Company hereby amends Item 15 in the Original Filing to reflect the filing of the new certifications and consent.

Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing date of the Original Filing. As such, the Company’s consolidated financial statements as of and for the year ended December 31, 2015, which were included in the Original Filing, have not changed as a result of the material weakness. This Amended Filing speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

Internal Control

Our management has concluded that our internal control over financial reporting is not effective. Material weaknesses in our internal control over financial reporting could cause our financial reporting to be unreliable and could lead to misinformation being disseminated to the public.

Our management concluded that as of December 31, 2015 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2015:

(1)

we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

(2)

we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction  or account changes, and the performance of account reconciliations  and approval;

(3)

we have ineffective controls over the period end financial disclosure and reporting process caused by reliance on third-party experts and/or consultants and insufficient accounting staff; and

(4)

we do not have a functioning audit committee of the Board of Directors and our Board of Directors, in its performance of the functions generally associated with audit committees, lacks a majority of (indeed, lacks any) independent members and lacks a majority of (indeed, lacks any) outside directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls, approvals and procedures.

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

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures  that are designed  to ensure that  information  required  to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed , summarized and  reported , within  the  time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended  December 31, 2015, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a- 15(f) promulgated  under  the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company's principal executive and  principal financial officers and effected by a company's board of directors, management and other personnel, to  provide  reasonable  assurance regarding the reliability of financial reporting and the preparation of financial statements for  external  purposes  in  accordance  with generally accepted accounting principles and includes those policies and procedures  that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of  financial  statements in accordance with generally  accepted accounting principles,  and that receipts and expenditures  of the company  are being made only in accordance with authorizations  of management  and directors of the company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2009) in Internal Control-Integrated Framework in 2015. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of December 31, 2015 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2015:

(1)

we do not employ full time in-house personnel with the technical knowledge to identify and   address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

(2)

we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, and the performance of account reconciliations and  approval ;

(3)

we have ineffective controls over the period end financial disclosure and reporting process caused by reliance on third-party experts and/or consultants and insufficient accounting staff;  and

(4)

we do not have a functioning audit committee of the Board of Directors and our Board of Directors, in its performance of the functions generally associated with audit committees, lacks a majority of (indeed, lacks any) independent members and lacks a majority of (indeed, lacks any) outside directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls, approvals and procedures.

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we have increased our use of external accounting services, adopted policies to improve timely reviews by management and coordination with accounting consultants, and engaged corporate and securities legal counsel with better capabilities than our previous provider's.

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
Date: January 25, 2017

/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer, President and Director (Principal Executive Officer)
Date: January 25, 2017

/s/ Gerry B. Berg
Gerry B. Berg
Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Date: January 25, 2017

/s/ Thomas E. Ichim
Thomas E. Ichim
Director
Date: January 25, 2017

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