Form 10-Q
period 2016-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2017-03-09
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

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

As of March 9, 2017, the Registrant had 765,251,000 outstanding shares of Common Stock with a par value of $0.001 per share.

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

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K and Form 10-KA for the year ended December 31, 2015.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I Financial Information

Item 1. Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Unaudited Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$234,409	$2,183
Accounts receivable, net	288	2,184
Inventories	29,535	29,675
Prepaid expenses and other current assets	79,275	213,446
Total current assets	343,507	247,488

Other non-current assets	28,829	12,476

Total assets	$372,336	$259,964

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$276,931	$277,342
Accrued expenses and other current liabilities	19,546	15,636
Notes payable related parties	195,322	196,014
Total current liabilities	491,799	488,992

Shareholders' Deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized	-	-
Common stock, $.001 par value; 699,999,999 shares authorized; 673,751,000 and 541,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	673,751	541,000
Additional paid-in capital	2,646,311	2,440,709
Accumulated deficit	(3,439,525)	(3,210,737)

Total shareholders' deficit	(119,463)	(229,028)

Total liabilities and shareholders' deficit	$372,336	$259,964

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

 Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Net Sales	$530	$-
Cost of Goods Sold	140	-
Gross Profit	390	-

Operating expenses:
General and administrative	12,232	12,815
Salaries, wages, and related expenses	88,388	48,444
Selling expenses	878	-
Consulting fees	108,400	833
Legal and professional fees	16,146	12,600
Total operating expenses	226,044	74,692

Loss from operations	(225,654)	(74,692)

Other expense:
Interest expense	(3,134)	(1,528)
Total other expense	(3,134)	(1,528)

Net loss	$(228,788)	$(76,220)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	569,538,341	301,380,531

See accompanying notes to financial statements.

Therapeutic Solutions International, Inc.
Unaudited Condensed Consolidated Statement of Changes in Shareholders' Deficit
March 31, 2016

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2016	541,000,000	$541,000	$2,440,709	$(3,210,737)	$(229,028)

Stock issued for services on January 4, 2016	2,500,000	2,500	3,750	-	6,250
Stock issued for services on January 22, 2016	2,500,000	2,500	6,250	-	8,750
Stock issued for services on February 1, 2016	2,500,000	2,500	5,000	-	7,500
Stock issued on February 5, 2016	8,000,000	8,000	12,000	-	20,000
Stock issued for a license agreement on February 22, 2016	5,451,000	5,451	10,902	-	16,353
Stock issued on February 26, 2016	1,000,000	1,000	1,500	-	2,500
Stock issued for services on March 7, 2016	10,000,000	10,000	15,000	-	25,000
Stock issued on March 21, 2016	100,000,000	100,000	150,000	-	250,000
Stock issued on March 21, 2016	800,000	800	1,200	-	2,000
Net Loss	-	-	-	(228,788)	(228,788)

Balance at March 31, 2016	673,751,000	$673,751	$2,646,311	$(3,439,525)	$(119,463)

See accompanying notes to financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Unaudited Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Cash flows from operating activities
Net loss	$(228,788)	$(76,220)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation to consultants	63,853	5,000
Changes in operating assets and liabilities:
Inventory	140	-
Accounts receivable	1,896	-
Prepaid expenses and other current assets	134,170	34,574
Other assets	(16,353)	-
Accounts payable	(410)	517
Accrued expenses and other current liabilities	3,910	287
Cash used by operating activities-continuing operations	(41,582)	(35,842)
Cash provided by operating activities-discontinued operations	-	31,123
Net cash used by operating activities	(41,582)	(4,718)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	274,500	50,000
Repayments to related parties, net	(692)	(107)
Net cash provided by financing activities	273,808	49,893

Increase in cash	232,226	45,175
Cash at beginning of period	2,183	2,894
Cash at end of period	$234,409	$48,069

Supplemental Cash Flow Information:
Cash paid for interest	$797	$974

See accompanying notes to financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Note 1 – Organization

Therapeutic Solutions International, Inc. (“TSI” or the “Company”) was organized August 6, 2007 under the name Friendly Auto Dealers, Inc., under the laws of the State of Nevada. In the first quarter of 2011 the Company changed its name from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc., and acquired Splint Decisions, Inc., a California corporation.

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

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSI filed a patent application for ProJuvenol® on 07-08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”.   In addition we recently introduced a line of “oncologist friendly nutraceuticals” in liposome formula. These include CoQ10, Curcumin, Glutathione, and Vitamin-C in 16oz bottles.

OmniBiome, Inc., (“Omni”) - is a majority-owned subsidiary of TSI, incorporated in the State of Delaware on October 20, 2015 As of March 31, 2016 and March 6, 2017, TSI owns approximately 73.75% of the outstanding shares of OmniBiome.  Omni intends to focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease.  Mr. Dixon and Mr. Berg, of the Company, are also officers and Directors of Omni. As of March 6, 2017 operations have not commenced.

TSI has experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $3,440 thousand and a working capital deficit of approximately $148 thousand at March 31, 2016. These conditions raise uncertainty about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

During the three months ended March 31, 2016, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on October 31, 2016 and Form 10-K/A filed on January 25, 2017.  The Company filed this Form 10-K/A to amend and restate management’s conclusions regarding the effectiveness of disclosure controls and procedures and internal control over financial reporting as of December 31, 2015.

Management concluded that its disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015 due to a material weakness in its internal control over financial reporting.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-KA filed with the SEC on January 25, 2017. The accompanying unaudited condensed consolidated financial statements include the accounts of TSI and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated balance sheet of the Company at March 31, 2016 and December 31, 2015, the condensed consolidated statements of operations for the three months ended March 31, 2016, and the condensed consolidated statement of cash flows for the three months ended March 31, 2016 and 2015. Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding plus common stock equivalents.  Common stock equivalents are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of March 31, 2016 and 2015, there were no common stock equivalents outstanding.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard modifies multiple provisions intended to simplify various aspects of accounting for share-based payments including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in the first quarter of 2017. The adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 will be effective for the Company in the first quarter of 2019 and will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess, at each annual and interim reporting period, an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. ASU 2014-15 will be effective for the Company for the year ending December 31, 2016. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of 2018 and allows for full retrospective or a modified retrospective adoption approach. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3 – Restricted Cash

Other non-current assets includes a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2017, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Notes Payable Related Party

At March 31, 2016 and 2015, the Company has unsecured interest bearing demand notes outstanding to certain officers and directors amounting to $195,322 and $196,014, respectively.  Interest accrued during the three months ended March 31, 2016 and 2015 was $2,050 and $267, respectively.

Note 5 – Subsequent Events

On May 2, 2016, we issued 1,000,000 shares of common stock, valued at $0.0025 per share, for an investment in the Company’s Private Placement and 1,000,000 shares of common stock, valued at $0.0053 per share, for consulting services.

On May 26, 2016, we issued 2,500,000 shares of common stock, valued at $0.0066 per share, for consulting services.

On May 26, 2016, we issued 2,000,000 shares of common stock, valued at $0.0025 per share, for an investment in the Company’s Private Placement.

On May 31, 2016, we issued 2,500,000 shares of common stock, valued at $0.0066 per share, for legal services.

On September 16, 2016, we issued 12,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement.

On July 27, 2016, we filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation to effect an amendment (the “Amendment”) changing the number of authorized shares of our common stock to 990,000,000.

On October 18, 2016, we issued 40,000,000 shares valued at $0.0045 to the officers and directors of the Company for services, and 5,000,000 shares valued at $0.0045 for consulting services.

On November 29, 2016 the Company issued an eighteen month 8% Convertible Note to a Related Party for $75,000.

On January 17, 2017, we issued 12,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

On March 2, 2017, we issued 12,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 ("statutory safe harbors") shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015 and the risk factors discussed therein.

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

Activating one’s immune system is now a well-accepted method to treat certain cancers, reduce recovery time from viral or bacterial infections and to prevent illness. On the other hand, inhibiting one’s immune system is vital for reducing inflammation, autoimmune disorders and allergic reactions.

TSI is developing a range of immune-modulatory agents to target certain cancers, improve maternal and fetal health, fight periodontal disease, and for daily health. The following outlines our relationships and divisions to focus on each of these programs:

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSOI filed a patent application for ProJuvenol® on 07-08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”. On April 28, 2016 the Company announced the filing of a patent application covering the use of ProJuvenol© and its active ingredient pterostilbene for augmentation of stem cell activity. In addition we recently launched 4 new products in Liposomal formulation. They are CoQ10, Curcumin, Glutathione, and Vitamin-C in 16oz bottles.

OmniBiome, Inc., (“OMNI”) - is a majority-owned subsidiary of TSI, incorporated in the State of Delaware on October 20, 2015.

Future programs will focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease.

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

Immuno-Oncology, described by Science Magazine as 'Breakthrough of the Year' offers the possibility of not only killing tumor cells in a non-toxic manner, but also establishing immunological memory, which patrols the body and destroys recurrent tumor cells. While great progress has been made in developing drugs that stimulate the immune system to recognize and kill tumors, a major pitfall of current approaches is that tumors produce chemicals and oxidative stress that suppresses the immune system, thus limiting efficacy of immune therapies.

Pterostilbene, which is chemically related to resveratrol, has been published to possess anticancer, antioxidant, and anti-inflammatory activities. Through the filing of the recent patent, the company is exploring whether its lead product, ProJuvenol®, may be useful as a nutraceutical adjuvant to conventional cancer immunotherapies.

The importance of proper nutrition in the context of immunotherapy cannot be overstated. Studies on one of the original cancer immunotherapies, interleukin-2, demonstrated that efficacy was related to anti-oxidant content in the patients at time of therapy. Accordingly, we are seeking through the current work to identify whether our currently marketed product, ProJuvenol®, may be utilized as part of an integrative approach to building up the immune response of cancer patients.

In addition, on April 28, 2016 the Company filed a patent application covering the use of ProJuvenol© and its active ingredient pterostilbene for augmentation of stem cell activity. Diseases such as diabetes, cardiovascular disease, and neurodegenerative diseases are characterized by deficient stem cell activity. The patent covers the stimulation of stem cells that already exist in the patient’s body, as well as stem cells that are administered therapeutically.

Studies have shown that patients who have higher levels of endogenous stem cell activity have reduced cardiovascular disease risk and undergo accelerated neurological recovery after stroke as compared to patients with lower numbers of such stem cells.

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

The four new products are all be in Liposome formulas. Many orally consumed nutrients are absorbed from 4% to 19%! Those same nutrients in a Liposomal Delivery System are absorbed at a much higher level in the bloodstream. Liposomes have layers that can encapsulate an ingredient and serve to protect the ingredient from the environment as well as act as a slow release mechanism. A liposome is a microscopic, fluid-filled pouch whose walls are made of layers of phospholipids identical in makeup to the phospholipids that make up cell membranes.

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

The four new high absorption formulas are Liposomal Vitamin-C, CoQ10, Curcumin, and Glutathione, sold in 16oz bottles.

FUTURE BUSINESS DESCRIPTION

Fetal-Maternal Health

OmniBiome, Inc.

OmniBiome, Inc. (“OMNI”), a majority-owned subsidiary of TSI, is focused on therapeutic / Rx approaches to either utilize or intervene with the systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal healthcare and resulting birth outcomes.  The Officers and Directors of the Company are also officers and Directors of OMNI.  As of March 31, 2016 and March 6, 2017 TSI owns approximately 73.75% of the outstanding shares of OMNI. As of March 6, 2017 operations have not commenced.

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

Licensed Patents

Omni is the licensee of the following patents:

Patent titled "Prevention of Pregnancy Complications by Probiotic Administration."

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that re not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-KA for the year ended December 31, 2015 , which was filed with the SEC on January 25, 2017.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item1 of this Quarterly Report on form 10-Q.

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

For the three months ended March 31, 2016 and 2015

Operating expenses for the three month periods ended March 31, 2016 and 2015 were $226,044 and $74,692, an increase of $151,352. This was mainly due to increased salaries, wages, and related costs, increased consulting fees and increased legal expenses.

General and administrative expenses decreased $583, from $12,815 to $12,232, for the three months ended March 31, 2015 and 2016, respectively. General and administrative expenses stayed relatively stable for these periods.

Salaries, wages and related expenses increased $39,946, from $48,444 to $88,388 for the three months ended March 31, 2015 and 2016, respectively. This increase was mainly due to an increase in officers’ salaries.

Selling expenses increased $878, from $0 to $878, for the three months ended March 31, 2015 and 2016, respectively. This increase was mainly due to selling and marketing expenses related to the Company’s new products in 2016.

Consulting fees increased $107,567 from $833 to $108,400 for the three months ended March 31, 2015 and 2016, due to an increase in overall consulting services.

Legal and professional fees increased $3,546, from $12,600 to $16,146 for the three months ended March 31, 2015 and 2016 due to an increase in overall legal services.

Net interest expense increased $1,606 from $1,528 to $3,134 for the three months ended March 31, 2015 and 2016. This increase was mainly due to increases in interest rates related to debt balances.

Liquidity and Capital Resources

Net cash used in operating activities totaled $41,582 for the three months ended March 31, 2016.

As of March 31, 2016, we had cash of $234,409. During the three months ended March 31, 2016 the Company raised $274,500 through the sale of common stock in private transactions.

We believe we will need outside financing to execute our business plan in 2017 and beyond. There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Our auditor has stated in their opinion on our 2015 annual financial statements that there is substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No disclosure required.

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively  to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2016 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO")(2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of March 31, 2016 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of March 31, 2016:

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

(3)

we have ineffective controls over the period end financial disclosure and reporting process caused by reliance on third-party experts and/or consultants and insufficient accounting staff; and

(4)

we do not have a functioning audit committee of the Board of Directors and our Board of Directors, in its performance of the functions generally associated with audit committees, lacks any independent members and lacks any outside directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls, approvals and procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods.

However, as of the date of this report, management believes the outcome of currently identified potential claims and lawsuits will not have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

No material changes to risk factors have occurred as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on October 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2016, we issued 2,500,000 shares of common stock, valued at $0.004 per share, for consulting services.

On January 22, 2016, we issued 2,500,000 shares of common stock, valued at $0.0035 per share, for consulting services to a Director of the Company.

On February 1, 2016, we issued 2,500,000 shares of common stock, valued at $0.003 per share, for consulting services.

On February 5, 2016, we issued 8,000,000 shares of common stock, valued at $0.0025 per share, for an investment in the Company’s Private Placement.

On February 22, 2016, we issued 5,451,000 shares of common stock, valued at $0.003 per share, in regard to a License Agreement (Form 8-K filed on February 25, 2016).

On February 26, 2016, we issued 1,000,000 shares of common stock, valued at $0.0025 per share, for an investment in the Company’s Private Placement from a Director of the Company.

On March 7, 2016, we issued 10,000,000 shares of common stock, valued at $0.004 per share, for consulting services.

On March 21, 2016, we issued 100,000,000 shares of common stock, valued at $0.0025 per share, for an investment in the Company’s Private Placement to a Related Party.

On March 21, 2016, we issued 800,000 shares of common stock, valued at $0.0025 per share, for an investment in the Company’s Private Placement.

On May 2, 2016, we issued 1,000,000 shares of common stock, valued at $0.0025 per share, for an investment in the Company’s Private Placement and 1,000,000 shares of common stock, valued at $0.0053 per share, for consulting services.

On May 26, 2016, we issued 2,500,000 shares of common stock, valued at $0.0066 per share, for consulting services.

On May 26, 2016, we issued 2,000,000 shares of common stock, valued at $0.0025 per share, for an investment in the Company’s Private Placement.

On May 31, 2016, we issued 2,500,000 shares of common stock, valued at $0.0066 per share, for legal services.

On September 16, 2016, we issued 12,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

On October 18, 2016, we issued 40,000,000 shares valued at $0.0045 to the officers and directors of the Company for services, and 5,000,000 shares valued at $0.0045 for consulting services to a related party.

On January 17, 2017, we issued 12,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

On March 2, 2017, we issued 12,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/Section 302 Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a-14(b)
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: March 9, 2017	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2017	By: /s/ Gerry B. Berg
Gerry B. Berg Chief Financial Officer (Principal Financial Officer)