Form 10-Q
period 2016-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2017-04-13
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of April 13, 2017, the Registrant had 765,251,000 outstanding shares of Common Stock with a par value of $0.001 per share.

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

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K and Form 10--K/A for the year ended December 31, 2015.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I Financial Information

Item 1.

 Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Unaudited Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$106,116	$2,183
Accounts receivable, net	540	2,184
Inventories	29,320	29,675
Prepaid expenses and other current assets	12,847	213,446
Total current assets	148,823	247,488

Other assets	28,844	12,476

Total assets	$177,667	$259,964

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$300,940	$277,342
Accrued expenses and other current liabilities	33,056	17,986
Notes payable-related parties	196,998	193,664
Total current liabilities	530,994	488,992

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 699,999,999 shares authorized; 682,751,000 and 541,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	682,751	541,000
Additional paid-in capital	2,683,111	2,440,709
Accumulated deficit	(3,719,189)	(3,210,737)

Total shareholders' deficit	(353,327)	(229,028)

Total liabilities and shareholders' deficit	$177,667	$259,964

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months ended June 30, 2016	For the Three Months ended June 30, 2015		For the Six Months ended June 30, 2016		For the Six Months ended June 30, 2015

Net Sales	$735	$420		$1,265		$420
Cost of Goods Sold	215	97		355		97
Gross Profit	520	323		910		323

Operating expenses:
General and administrative	61,478	18,816		73,709		31,464
Salaries, wages, and related expenses	89,338	73,723		177,727		122,166
Selling expenses	895	328		1,773		482
Consulting fees	38,350	27,500		146,750		28,333
Legal and professional fees	81,016	(8,262)		97,162		4,338
Research and development	5,990	-		5,990		-
Total operating expenses	277,067	112,105		503,111		186,783

Loss from operations	(276,547)	(111,782)	-	(502,201)	-	(186,460)

Other income (expense):
Interest expense	(3,117)	(1,296)		(6,251)		(2,839)
Total other income (expense)	(3,117)	(1,296)		(6,251)		(2,839)

Net loss from continuing operations	(279,664)	(113,078)		(508,452)		(189,299)

Net loss from discontinued operations	-	(8,722)		-		(8,722)

Net loss	$(279,664)	$(121,800)		$(508,452)		$(198,021)

Net loss per share - basic and diluted	$(0.00)	$(0.00)		$(0.00)		$(0.00)

Weighted average shares outstanding - basic and diluted	679,742,667	452,032,967		623,619,945		426,767,956

See accompanying notes to condensed consolidated financial statements.

Therapeutic Solutions International, Inc.
Unaudited Condensed Consolidated Statement of Changes in Shareholders' Deficit
For the Six Months Ended June 30, 2016

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2016	541,000,000	$541,000	$2,440,709	$(3,210,737)	$(229,028)

Stock issued for services on January 4, 2016	2,500,000	2,500	3,750	-	6,250
Stock issued for services on January 22, 2016	2,500,000	2,500	6,250	-	8,750
Stock issued for services on February 1, 2016	2,500,000	2,500	5,000	-	7,500
Stock issued on February 5, 2016	8,000,000	8,000	12,000	-	20,000
Stock issued for a license agreement on February 22, 2016	5,451,000	5,451	10,902	-	16,353
Stock issued on February 26, 2016	1,000,000	1,000	1,500	-	2,500
Stock issued for services on March 7, 2016	10,000,000	10,000	15,000	-	25,000
Stock issued on March 21, 2016	100,000,000	100,000	150,000	-	250,000
Stock issued on March 21, 2016	800,000	800	1,200	-	2,000
Stock issued on May 2, 2016	1,000,000	1,000	1,500	-	2,500
Stock issued for services on May 2, 2016	1,000,000	1,000	4,300	-	5,300
Stock issued on May 26, 2016	2,000,000	2,000	3,000	-	5,000
Stock issued for services on May 26, 2016	2,500,000	2,500	14,000	-	16,500
Stock issued for services on May 31, 2016	2,500,000	2,500	14,000	-	16,500
Net Loss	-	-	-	(508,452)	(508,452)
Balance at June 30, 2016	682,751,000	$682,751	$2,683,111	$(3,719,189)	$(353,327)

See accompanying notes to condensed consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Unaudited Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Cash flows from operating activities
Net loss	$(508,452)	$(198,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation to consultants	85,800	55,300
Shares issued for license agreement	16,353	-
Accrued interest, notes payable-related parties	4,099	534
Changes in operating assets and liabilities:
Inventory	355	(28,519)
Accounts receivable	1,644	(328)
Prepaid expenses and other current assets	200,599	72,924
Other assets	(16,368)	(14)
Accounts payable	23,598	(19,971)
Accrued expenses and other current liabilities	15,070	4,381
Cash used by operating activities-continuing operations	(177,302)	(113,714)
Cash provided by operating activities-discontinued operations	-	46,845
Net cash used in operating activities	(177,302)	(66,869)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	282,000	102,500
Proceeds from notes payable-related parties	1,000	-
Repayments of notes payable-related parties	(1,765)	(1,235)
Net cash provided by financing activities	281,235	101,265

Net increase in cash	103,933	34,396
Cash at beginning of period	2,183	2,894
Cash at end of period	$106,116	$37,290

Supplemental Cash Flow Information:
Cash paid for interest	$1,578	$1,731
Cash paid for income taxes	$800	$800

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Note 1 – Organization and Description of Business

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

Activating one’s immune system is now an accepted method to cure certain cancers, reduce recovery time from viral or bacterial infections and to prevent illness. Additionally, inhibiting one’s immune system is vital for reducing inflammation, autoimmune disorders and allergic reactions.

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

OmniBiome, Inc., (“Omni”) - is a majority-owned subsidiary of TSI, incorporated in the State of Delaware on October 20, 2015. As of June 30, 2016 and April 13, 2017, TSI owns approximately 73.75% of the outstanding shares of OmniBiome. Omni intends to focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease. Mr. Dixon and Mr. Berg, of the Company, are also officers and Directors of Omni. As of April 13, 2017 operations have not commenced.

TSI has experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $3,719 thousand and a working capital deficit of approximately $382 thousand at June 30, 2016. These conditions raise uncertainty about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

During the six months ended June 30, 2016, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on October 31, 2016 and Form 10--K/A filed on January 25, 2017.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K/A filed with the SEC on January 25, 2017. The accompanying unaudited condensed consolidated financial statements include the accounts of TSI and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated balance sheet at December 31, 2015, contained in the above referenced Form 10-K/A.

Use of Estimates

Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding plus common stock equivalents. Common stock equivalents are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of June 30, 2016 and 2015, there were no common stock equivalents outstanding.

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

Note 3 – Restricted Cash

Other assets include a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2017, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Notes Payable-Related Party

At June 30, 2016 and December 31, 2015, the Company has unsecured interest bearing demand notes outstanding to certain officers and directors amounting to $196,998 and $193,664, respectively. Interest accrued on these notes during the six months ended June 30, 2016 and 2015 was $4,099 and $534, respectively.

Note 5 – Subsequent Events

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

On November 29, 2016 we issued an eighteen month 8% Convertible Note to a Related Party for $75,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“statutory safe harbors”) shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10--K/A for the fiscal year ended December 31, 2015 and the risk factors discussed therein.

General

Our principal executive office is located at 4093 Oceanside Blvd., Suite B, Oceanside, California 92056, our telephone number is (760) 295-7208 and our website is www.therapeuticsolutionsint.com. The reference to our website does not constitute incorporation by reference of the information contained on our website.

We file our quarterly and annual reports with the Securities and Exchange Commission (SEC), which the public may view and copy at the SEC’s Public Reference Room at 100 F Street, N.E. Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1–800–SEC–0330. The SEC also maintains an Internet site, the address of which is www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers which file electronically with the SEC. The periodic and current reports that we file with the SEC can also be obtained from us free of charge by directing a request to Therapeutic Solutions International, Inc., 4093 Oceanside Blvd, Suite B, Oceanside, California 92056, Attn: Corporate Secretary.

DESCRIPTION OF BUSINESS

CURRENT BUSINESS DESCRIPTION

Currently the Company is focused on immune modulation for the treatment of several specific diseases. Immune modulation refers to the ability to upregulate (make more active) or downregulate (make less active) one’s immune system.

Activating one’s immune system is now an accepted method to treat certain cancers, reduce recovery time from viral or bacterial infections and to prevent illness. Additionally, inhibiting one’s immune system is vital for reducing inflammation, autoimmune disorders and allergic reactions.

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

OmniBiome, Inc., (“OMNI”) - is a majority-subsidiary of TSI, incorporated in the State of Delaware on October 20, 2015.

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

Pterostilbene (pronounced “tero-STILL-bean”) has created a buzz in the world of nutrition research. Scientists discovered this powerful antioxidant several decades ago and have since found that it rivals its cousin resveratrol’s multi-functional abilities, and may actually exceed its anti-aging and health promoting potential. Found naturally in blueberries, pterostilbene has been shown in emerging experimental studies to exhibit up to seven times greater bioavailability than resveratrol as well as better metabolic stability. This translates to potentially higher levels of pterostilbene in the blood upon ingestion, and longer lasting effects in the body compared to resveratrol. More simply put, it remains active in your body for a much greater period of time and during this enhanced bio-available period your body has the opportunity to allow it to utilize this powerful antioxidant molecule.

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

Immuno-Oncology, described by Science Magazine as ‘Breakthrough of the Year’ offers the possibility of not only killing tumor cells in a non-toxic manner, but also establishing immunological memory, which patrols the body and destroys recurrent tumor cells. While great progress has been made in developing drugs that stimulate the immune system to recognize and kill tumors, a major pitfall of current approaches is that tumors produce chemicals and oxidative stress that suppresses the immune system, thus limiting efficacy of immune therapies.

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

FUTURE BUSINESS DESCRIPTION

Fetal-Maternal Health

OmniBiome, Inc.

OmniBiome, Inc. (“OMNI”), a majority-owned subsidiary of TSI, is focused on therapeutic / Rx approaches to either utilize or intervene with the systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal healthcare and resulting birth outcomes. The Officers and Directors of the Company are also officers and Directors of OMNI. As of June 30, 2016 and April 13, 2017 TSI owns approximately 73.75% of the outstanding shares of OMNI. As of April 13, 2017 operations have not commenced.

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

Patent titled “Prevention of Pregnancy Complications by Probiotic Administration.”

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

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10--K/A for the year ended December 31, 2015, which was filed with the SEC on January 25, 2017.

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

For the three and six months ended June 30, 2016 and 2015

Operating expenses for the three month periods ended June 30, 2016 and 2015 were $277,067 and $112,105, an increase of $164,962. Operating expenses for the six month periods ended June 30, 2016 and 2015 were $503,111 and $186,783, an increase of $316,328. This was mainly due to increased general and administrative expenses, salaries, wages, and related costs, increased consulting fees and increased legal expenses.

General and administrative expenses increased $42,662, from $18,816 to $61,478, for the three months ended June 30, 2015 and 2016, respectively. General and administrative expenses increased $42,245, from $31,464 to $73,709, for the six months ended June 30, 2015 and 2016, respectively. These increases were mainly due to an allowance for bad debt expense in the quarter ending June 30, 2016.

Salaries, wages and related expenses increased $15,615, from $73,723 to $89,338 for the three months ended June 30, 2015 and 2016, respectively. Salaries, wages and related expenses increased $55,561, from $122,166 to $177,727 for the six months ended June 30, 2015 and 2016, respectively. This increase was mainly due to an increase in officers’ salaries.

Selling expenses increased $567, from $328 to $895, for the three months ended June 30, 2015 and 2016, respectively. Selling expenses increased $1,291, from $482 to $1,773, for the six months ended June 30, 2015 and 2016, respectively. This increase was mainly due to selling and marketing expenses related to the Company’s new products in 2016.

Consulting fees increased $10,850 from $27,500 to $38,350 for the three months ended June 30, 2015 and 2016, respectively, due to an increase in overall consulting services. Consulting fees increased $118,417 from $28,333 to $146,750 for the six months ended June 30, 2015 and 2016, respectively, due to an increase in overall consulting services.

Legal and professional fees increased $89,278, from $(8,262) to $81,016 for the three months ended June 30, 2015 and 2016, respectively, due to an increase in overall patent and general counsel services. Legal and professional fees increased $92,824, from $4,338 to $97,162 for the six months ended June 30, 2015 and 2016, respectively, due to an increase in overall patent and general counsel services.

Research and Development costs increased $5,990, from $0 to $5,990, for the three and six months ended June 30, 2015 and 2016, respectively. This increase was mainly due to research and development expenses related to the Company’s new products in 2016.

Net interest expense increased $1,821 from $1,296 to $3,117 for the three months ended June 30, 2015 and 2016, respectively. Net interest expense increased $3,412 from $2,839 to $6,251 for the six months ended June 30, 2015 and 2016, respectively. This increase was mainly due to increases in interest rates related to increased debt balances.

Liquidity and Capital Resources

Net cash used in operating activities totaled $177,302 for the six months ended June 30, 2016. As of June 30, 2016, we had cash of $106,116. During the six months ended June 30, 2016 the Company raised $282,000 through the sale of common stock in private transactions. Subsequent to June 30, 2016 the Company raised $150,000 through the sale of common stock in private transactions.

We believe we will need additional outside financing to execute our business plan in 2017 and beyond. There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Our former independent registered public accounting firm has stated in their opinion on our 2015 annual financial statements dated October 31, 2016, that there is substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No disclosure required.

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2016 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)(2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of June 30, 2016 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2016:

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

Item 1A. Risk Factors

No material changes to risk factors have occurred as previously disclosed in Item 1A of our Annual Report on Form 10--K/A for the year ended December 31, 2015, which was filed with the SEC on January 25, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

.

On January 4, 2016, we issued 2,500,000 shares of common stock, valued at $0.0025 per share, for consulting services.

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

On March 7, 2016, we issued 10,000,000 shares of common stock, valued at $0.0025 per share, for consulting services.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: April 13, 2017	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: April 13, 2017	By: /s/ Gerry B. Berg
Gerry B. Berg Chief Financial Officer (Principal Financial Officer)