Form 10-Q
period 2016-09-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2017-04-17
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of April 17, 2017, the Registrant had 765,251,000 outstanding shares of Common Stock with a par value of $0.001 per share.

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

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2015.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I Financial Information

Item 1.

 Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Unaudited Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015

ASSETS

Current assets:
Cash and cash equivalents	$45,233	$2,183
Accounts Receivable, net	-	2,184
Inventories	38,351	29,675
Prepaid expenses and other current assets	13,287	213,446
Total current assets	96,871	247,488

Other assets	28,844	12,476

Total assets	$125,715	$259,964

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$321,691	$277,342
Accrued expenses and other current liabilities	91,430	17,986
Notes payable-related parties	198,669	193,664
Total current liabilities	611,790	488,992

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 699,999,999 shares authorized; 695,251,000 and 541,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	695,251	541,000
Additional paid-in capital	2,720,611	2,440,709
Accumulated deficit	(3,901,937)	(3,210,737)

Total shareholders' deficit	(486,075)	(229,028)

Total liabilities and shareholders' deficit	$125,714	$259,964

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months ended September 30, 2016	For the Three Months ended September 30, 2015	For the Nine Months ended September 30, 2016	For the Nine Months ended September 30, 2015

Net Sales	$1,321	$325	$2,586	$745
Cost of Goods Sold	394	166	750	264
Gross Profit	927	159	1,836	481

Operating expenses:
General and administrative	26,065	25,727	101,786	56,991
Salaries, wages, and related expenses	89,911	71,323	267,638	193,489
Selling expenses	1,197	429	957	911
Consulting fees	2,000	55,467	148,750	83,800
Legal and professional fees	61,136	25,708	158,298	30,046
Research and development	-	-	5,990	-
Total operating expenses	180,309	178,654	683,419	365,237

Loss from operations	(179,382)	(178,495)	(681,583)	(364,756)

Other income (expense):
Interest expense	(3,366)	(1,301)	(9,617)	(4,140)
Total other income (expense)	(3,366)	(1,301)	(9,617)	(4,140)

Net loss from continuing operations	(182,748)	(179,796)	(691,200)	(368,896)

Net loss from discontinued operations	-	-	-	(8,722)

Net loss	$(182,748)	$(179,796)	$(691,200)	$(377,618)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	684,275,390	467,869,565	644,158,474	440,619,048

See accompanying notes to condensed consolidated financial statements.

Therapeutic Solutions International, Inc.
Unaudited Condensed Consolidated Statement of Changes in Shareholders' Deficit
For the Nine Months Ended September 30, 2016

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2016	541,000,000	$541,000	$2,440,709	$(3,210,737)	$(229,028)

Stock issued for services on January 4, 2016	2,500,000	2,500	3,750	-	6,250
Stock issued for services on January 22, 2016	2,500,000	2,500	6,250	-	8,750
Stock issued for services on February 1, 2016	2,500,000	2,500	5,000	-	7,500
Stock issued on February 5, 2016	8,000,000	8,000	12,000	-	20,000
Stock issued for a license agreement on February 22, 2016	5,451,000	5,451	10,902	-	16,353
Stock issued on February 26, 2016	1,000,000	1,000	1,500	-	2,500
Stock issued for services on March 7, 2016	10,000,000	10,000	15,000	-	25,000
Stock issued on March 21, 2016	100,000,000	100,000	150,000	-	250,000
Stock issued on March 24, 2016	800,000	800	1,200	-	2,000
Stock issued on May 2, 2016	1,000,000	1,000	1,500	-	2,500
Stock issued for services on May 2, 2016	1,000,000	1,000	4,300	-	5,300
Stock issued on May 26, 2016	2,000,000	2,000	3,000	-	5,000
Stock issued for services on May 26, 2016	2,500,000	2,500	14,000	-	16,500
Stock issued for services on May 31, 2016	2,500,000	2,500	14,000	-	16,500
Stock issued on September 16, 2016	12,500,000	12,500	37,500	-	50,000
Net Loss	-	-	-	(691,200)	(691,200)
Balance at September 30, 2016	695,251,000	$695,251	$2,720,611	$(3,901,937)	$(486,075)

See accompanying notes to condensed consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Unaudited Condensed Consolidated Statement of Cash Flows

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Cash flows from operating activities
Net loss	$(691,200)	$(377,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation to consultants	85,800	126,300
Shares issued for license agreement	16,353	-
Accrued interest, notes payable-related parties	6,149	802
Changes in operating assets and liabilities:
Inventory	(8,676)	(28,572)
Accounts receivable	2,184	-
Prepaid expenses and other current assets	200,159	132,148
Other assets	(16,368)	(15)
Accounts payable	44,349	(1,065)
Accrued expenses and other current liabilities	73,444	3,387
Cash used in operating activities-continuing operations	(287,806)	(144,633)
Cash provided (used) in operating activities-discontinued operations	-	46,845
Net cash used in operating activities	(287,806)	(97,788)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	332,000	105,000
Proceeds from notes payable-related parties	1,000	-
Repayments of notes payable-related parties	(2,144)	(1,612)
Net cash provided by financing activities	330,856	103,388

Net increase in cash	43,050	5,600
Cash at beginning of period	2,183	2,894
Cash at end of period	$45,233	$8,494

Supplemental Cash Flow Information:
Cash paid for interest	$1,578	$2,478
Cash paid for income taxes	$800	$800

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Note 1 – Organization and Business Description

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

OmniBiome, Inc., (“Omni”) - is a majority-owned subsidiary of TSI, incorporated in the State of Delaware on October 20, 2015. As of September 30, 2016 and April 17, 2017, TSI owns approximately 73.75% of the outstanding shares of OmniBiome. Omni intends to focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease. Mr. Dixon and Mr. Berg, of the Company, are also officers and Directors of Omni. As of April 17, 2017 operations have not commenced.

TSI has experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $3,902 thousand and a working capital deficit of approximately $515 thousand at September 30, 2016. These conditions raise uncertainty about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

During the nine months ended September 30, 2016, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on October 31, 2016 and Form 10-K/A filed on January 25, 2017. .

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K/A filed with the SEC on January 25, 2017. The accompanying unaudited condensed consolidated financial statements include the accounts of TSI and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated balance sheet at December 31, 2015, contained in the above referenced Form 10-K/A.

Use of Estimates

Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding plus common stock equivalents. Common stock equivalents are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of September 30, 2016 and 2015, there were no common stock equivalents outstanding.

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

Note 4 – Notes Payable-Related Party

At September 30, 2016 and December 31, 2015, the Company has unsecured interest bearing demand notes outstanding to certain officers and directors amounting to $198,669 and $193,664, respectively. Interest accrued on these notes during the nine months ended September 30, 2016 and 2015 was $6,149 and $802, respectively.

Note 5 – Subsequent Events

On October 18, 2016, we issued 40,000,000 shares valued at $0.0045 to the officers and directors of the Company for services, and 5,000,000 shares valued at $0.0045 for consulting services.

On November 29, 2016, we issued an eighteen month 8% Convertible Note to a Related Party for $75,000.

On January 17, 2017, we issued 12,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement by a related party.

On March 2, 2017, we issued 12,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement by a related party.

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

FUTURE BUSINESS DESCRIPTION

Fetal-Maternal Health

OmniBiome, Inc.

OmniBiome, Inc. (“OMNI”), a majority-owned subsidiary of TSI, is focused on therapeutic / Rx approaches to either utilize or intervene with the systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal healthcare and resulting birth outcomes. The Officers and Directors of the Company are also officers and Directors of OMNI. As of September30, 2016 and April 17, 2017, TSI owns approximately 73.75% of the outstanding shares of OMNI. As of April 17, 2017 operations have not commenced.

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

GOVERNMENT REGULATION

The Company’s business is subject to varying degrees of regulation by a number of government authorities in the United States, including the United States Food and Drug Administration (FDA), the Federal Trade Commission (FTC), and the Consumer Product Safety Commission. The Company will be subject to additional agencies and regulations if it enters the manufacturing business. Various agencies of the state and localities in which we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business that these and other authorities regulate include, among others:

•

product claims and advertising;

•

product labels;

•

product ingredients; and

•

how we pacK/Age, distribute, import, export, sell and store our products.

The FDA, in particular, regulates the formulation, manufacturing, pacK/Aging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the United States, while the FTC regulates marketing and advertising claims. The FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body,” which includes regulations requiring companies, their suppliers and manufacturers to meet Good Manufacturing Practices in the preparation, pacK/Aging, storage and shipment of their products. Management is committed to meeting or exceeding the standards set by the FDA.

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

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2015, which was filed with the SEC on January 25, 2017.

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

For the three and nine months ended September 30, 2016 and 2015

Operating expenses for the three month periods ended September 30, 2016 and 2015 were $180,309 and $178,654, an increase of $1,655. Operating expenses for the nine month periods ended September 30, 2016 and 2015 were $683,419 and $365,237, an increase of $318,182. This was mainly due to increased salaries, wages, and related costs, increased consulting fees and increased legal expenses.

General and administrative expenses increased $338, from $25,727 to $26,065, for the three months ended September 30, 2015 and 2016, respectively. General and administrative expenses stayed relatively stable for these periods. General and administrative expenses increased $44,795, from $56,991 to $101,786, for the nine months ended September 30, 2015 and 2016, respectively. This increase was mainly due to an increase in bad debt expense.

Salaries, wages and related expenses increased $18,588, from $71,323 to $89,911 for the three months ended September 30, 2015 and 2016, respectively. Salaries, wages and related expenses increased $74,149, from $193,489 to $267,638 for the nine months ended September 30, 2015 and 2016, respectively. This increase was mainly due to an increase in officers’ salaries.

Selling expenses increased $768, from $429 to $1,197, for the three months ended September 30, 2015 and 2016, respectively. Selling expenses increased $46, from $911 to $957, for the nine months ended September 30, 2015 and 2016, respectively. This increase was mainly due to selling and marketing expenses related to the Company’s new products in 2016.

Consulting fees decreased $53,467 from $55,467 to $2,000 for the three months ended September 30, 2015 and 2016, respectively, due to a decrease in overall consulting services for the periods. Consulting fees increased $64,950 from $83,800 to $148,750 for the nine months ended September 30, 2015 and 2016, respectively, due to an increase in overall consulting services for the periods.

Legal and professional fees increased $35,428, from $25,708 to $61,136 for the three months ended September 30, 2015 and 2016, respectively, due to an increase in overall patent and general counsel services. Legal and professional fees increased $128,252, from $30,046 to $158,298 for the nine months ended September 30, 2015 and 2016, respectively, due to an increase in overall patent and general counsel services.

Research and Development costs were $0 and $0 for the three months ended September 30, 2015 and 2016, respectively. Research and Development costs increased $5,990, from $0 to $5,990, for the nine months ended September 30, 2015 and 2016, respectively. This increase was mainly due to research and development expenses related to the Company’s new products in 2016.

Net interest expense increased $2,065 from $1,301 to $3,366 for the three months ended September 30, 2015 and 2016, respectively. Net interest expense increased $5,477 from $4,140 to $9,617 for the nine months ended September 30, 2015 and 2016, respectively. These increases were mainly due to increased debt balances.

Liquidity and Capital Resources

Net cash used in operating activities totaled $287,806 for the nine months ended September 30, 2016. As of September 30, 2016, we had cash of $45,233. During the nine months ended September 30, 2016 the Company raised $332,000 through the sale of common stock in private transactions. Subsequent to September 30, 2016, the Company raised $100,000 through the sale of common stock in private transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide this information requested by this item.

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2016 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)(2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of September 30, 2016 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of September 30, 2016:

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

Item 1A. Risk Factors

No material changes to risk factors have occurred as previously disclosed in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2015, which was filed with the SEC on January 25, 2017.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: April 17, 2017	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: April 17, 2017	By: /s/ Gerry B. Berg
Gerry B. Berg Chief Financial Officer (Principal Financial Officer)