Form 10-K
period 2016-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2017-06-07
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes      .. No  X ..

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      .. No  X ..

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      .. No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      .. No  X ..

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

Large accelerated filer . .	Accelerated filer . .

Non-accelerated filer . . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes .     . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,107,627 based on a closing price of $0.005 as of June 30, 2016.

As of June 7, 2017, 777,251,000 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

INDEX

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and any statements regarding future potential revenue, gross margins and our prospects for 2017 and thereafter. These statements may appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

ITEM 1 - BUSINESS.

Corporate History/Overview

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

TSI plans to develop a range of immune-modulatory agents to target certain cancers, improve maternal and fetal health, fight periodontal disease, and for daily health.

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

OmniBiome, Inc., (“Omni”) - is a majority-owned subsidiary of TSI, incorporated in the State of Delaware on October 20, 2015. As of December 31, 2016 and June 7, 2017, TSI owns approximately 73.75% of the outstanding shares of OmniBiome. OMNI intends to focus on the use of probiotics to prevent pre-term labor and on using probiotics to reverse periodontal disease. Mr. Dixon and Mr. Berg, of the Company, are also officers and Directors of OMNI. As of June 7, 2017 formal operations have not commenced.

Emvolio, Inc. (“EMVO”) – is a wholly-owned subsidiary of TSI, incorporated in the State of Delaware on October 03, 2016. EMVO intends to focus on developing products that can be used together to attack cancer as different levels, as well as be used alone or in combination with existing therapies. Mr. Dixon and Mr. Berg, and Dr. Ichim, of the Company, are also officers and officers and/or directors of EMVO. As of June 7, 2017, formal operations have not commenced.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI, incorporated in the state of Delaware on December 2, 2016, consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. As of June 7, 2017, formal operations have not commenced.

TSI has experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $4.3 million and a working capital deficit of approximately $612 thousand at December 31, 2016. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Emvolio, Inc., (“EMVO”) – is a wholly-owned subsidiary of TSI, incorporated in the State of Delaware on October 03, 2016, where the intellectual property surrounding immune-oncology is housed.

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

FUTURE BUSINESS DESCRIPTION

Dental

SandBox Dental Labs, Inc.

SandBox Dental Labs, Inc., is a wholly-owned subsidiary of TSI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. As of June 7, 2017, formal operations have not commenced.

Fetal-Maternal Health

OmniBiome, Inc.

OmniBiome, Inc. (“OMNI”), a majority-owned subsidiary of TSI, is focused on therapeutic / Rx approaches to either utilize or intervene with the systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal healthcare and resulting birth outcomes. The Officers and Directors of the Company are also officers and Directors of OMNI. As of December 31, 2016 and June 7, 2017, TSI owns approximately 73.75% of the outstanding shares of OMNI. As of June 7, 2017 operations have not commenced.

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

Immune-Oncology

Emvolio, Inc.

Emvolio, Inc., is a wholly-owned subsidiary of TSI where the intellectual property surrounding immune-oncology is housed. The Company intends to develop products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. As of and June 7, 2017, formal operations have not commenced.

On April 10, 2017, TSI licensed to EMVO a patent titled “Targeting the Tumor Microenvironment through Nutraceutical Based Immunoadjuvants” known clinically as “StemVacs”.

On April 12, 2017, EMVO filed an Investigational New Drug (IND) application for use of its StemVacs cancer immunotherapeutic licensed to EMVO by TSOI, in patients with solid tumors. The trial seeks to establish safety and immune response of the cancer, targeting a new personalized dendritic cell vaccine.

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

EMPLOYEES

As of December 31, 2016, we had three full-time employees, all non-union. We believe that our relations with our employees are good.

COMPETITION

The bio-technology, bio-pharma, and nutraceutical industries are subject to rapid technological change. Competition from domestic and foreign companies, large pharmaceutical companies and other interested businesses are intense and expected to increase. A number of companies with significant more resources are pursuing the development of pharmaceuticals, biologics, and nutraceuticals in our targeted areas.

ITEM 1A - RISK FACTORS

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

Our management concluded that as of December 31, 2016 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2016:

(1)

we do not employ full time in-house personnel with the technical knowledge to identify and address the proper accounting for certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

(2)

we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, and the performance of account reconciliations and approval ;

(3)

we have ineffective controls over the period end financial disclosure and reporting process caused by insufficient accounting staff; and

Our liquidity and capital resources are very limited.

The report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2016 includes a going concern explanatory paragraph in which they state that based on current and accumulated losses and negative cash flows from operations, there is a substantial doubt regarding the Companys ability to continue as a going concern.

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

Risks Associated With Our Securities

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES.

We do not own any real-estate property or manufacturing equipment. Our business is conducted in approximately 1,300 square feet of rented offices and warehouse space located at 4093 Oceanside Blvd., Suite B, Oceanside, CA 92056.

ITEM 3 - LEGAL PROCEEDINGS.

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

ITEM 4 - MINE SAFETY DISCLOSURES.

No disclosure required.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is now traded in OTC Markets under the stock symbol TSOI, which results in a very illiquid and limited market for our common stock. As of the date of Annual Report on Form 10-K there are approximately 164 stockholders of record of our common stock.

The following table sets forth the quarterly high and low closing sales prices for our common stock from January 1, 2015 through December 31, 2016.

Quarter Ended	High	Low
December 31, 2016	$0.007	$0.002
September 30, 2016	$0.01	$0.004
June 30, 2016	$0.012	$0.003
March 31, 2016	$0.007	$0.002
December 31, 2015	$0.011	$0.003
September 30, 2015	$0.023	$0.003
June 30, 2015	$0.004	$0.002
March 31, 2015	$0.006	$0.001

Dividends

We did not declare or pay dividends during 2015 to 2016.

Issuances of Unregistered Securities

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

 On April 3, 2017, we issued 1,000,000 shares of common stock, valued at $.0067 per share for consulting services.

On April 20, 2017, we issued a six month convertible note in the amount of $100,000 with an annual interest rate of 10% to a related party.

On May 8, 2017, we issued 10,000,000 shares of common stock, valued at $.008 per share, for legal services and 1,000,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement.

ITEM 6 - SELECTED FINANCIAL DATA.

Not required for a “smaller reporting company”.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

Overview

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

Results of Operations

We had a net loss of approximately $1.06 million in 2016 compared to a net loss of approximately $0.59 million in 2015.

Net sales increased $3,098, from $1,911 to $5,009, for the year ended December 31, 2016 and 2015, respectively. This increase was mainly due to the initial launch of the Company’s new nutraceutical line of products.

Cost of goods sold decreased $1,587, from $3,193 to $1,606, for the year ended December 31, 2016 and 2015, respectively. This decrease was mainly due to increased costs related to the initial launch of the Company’s new nutraceutical line of products.

Operating expenses for the years ended December 31, 2016 and December 31, 2015 were approximately $1.05 million and $0.57 million, respectively, an increase of $0.48 million. This increase was mainly due a combination of increased general and administrative expenses, increased salaries, wages and related costs, an increase in consulting fees, and an increase in legal and accounting fees.

General and administrative expenses increased approximately $51 thousand, from $69 thousand to $121 thousand, for the year ended December 31, 2015 and 2016, respectively. This increase was mainly due to an increase in bad debt expenses during the year.

Salaries, wages and related expenses increased approximately $89 thousand, from $266 thousand to $355 thousand, for the year ended December 31, 2015 and 2016, respectively. This increase was mainly due to an increase in officers’ salaries.

Selling expenses decreased approximately $2.4 thousand, from $3.9 thousand to $1.5 thousand, for the year ended December 31, 2015 and 2016, respectively. This decrease was mainly due to increased selling and marketing expenses related to the Company’s new product in 2015.

Consulting fees increased approximately $170 thousand from $186 thousand to $356 thousand for the year ended December 31, 2015 and 2016, respectively, due to an increase in overall consulting services during 2016.

Legal and professional fees increased approximately $161 thousand, from $40 thousand to $201 thousand for the year ended December 31, 2015 and 2016, respectively, due to an increase in overall accounting, patent and general counsel services.

Research and Development costs increased approximately $11 thousand, from $0 to $11 thousand, for the year ended December 31, 2015 and 2016, respectively. This increase was mainly due to research and development expenses related to the Company’s new products in 2016.

Net interest expense increased approximately $14 thousand from $6 thousand to $20 thousand for the year ended December 31, 2015 and 2016, respectively. These increases were mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $4.3 million and a working capital deficit of approximately $612 thousand at December 31, 2016. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

As of December 31, 2016, our cash and cash equivalents were $21,910 compared to $2,183 at December 31, 2015. Our current cash reserves are not adequate for our needs. Cash used in operating activities for the year ended December 31, 2016 was $385.7 thousand, compared to $372.1 thousand for the same period in 2015. The increase was primarily due to an increased net loss, decreased prepaid expenses and other current assets, and increased accounts payable and notes payable-related parties. For the year ended December 31, 2016 net cash provided in financing activities was $405.5 thousand, compared to $371.3 thousand for the same period in 2015. The increase was mainly due an increase in the issuance of common stock and a decrease in proceeds from notes payable-related parties. At December 31, 2016, we had negative working capital of $611.6 thousand, compared to negative working capital of $241.5 at December 31, 2015. This increase was mainly due to an overall increase in current liabilities. The Company plans to continue to reduce costs and seek additional funding for operations.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a “smaller reporting company”.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the accompanying notes that are filed as part of this Annual Report on Form 10-K are listed and set forth beginning on page F-1 immediately following the signature page of this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A - CONTROLS AND PROCEDURES

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

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013) in Internal Control-Integrated Framework. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of December 31, 2016 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2016:

(1)

We do not employ full time in-house personnel with the technical knowledge to identify the proper accounting for certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

(2)

We have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, and the performance of account reconciliations and approval ;

(3)

We have ineffective controls over the period end financial disclosure and reporting process caused by insufficient accounting staff; and

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we have increased our use of external accounting services, adopted policies to improve timely reviews by management and coordination with accounting consultants, and engaged corporate and securities legal counsel with better capabilities than our previous provider's.

ITEM 9B - OTHER INFORMATION.

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective ages as of December 31, 2016 are as follows:

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

*Thomas E. Ichim, Ph.D was appointed to the Board of Directors on January 22, 2016.

Biographical Information

Timothy G. Dixon

Mr. Dixon currently serves as Chief Executive Officer, President, and Chairman of Therapeutic Solutions International, Inc. Mr. Dixon also serves as President and Chairman of OmniBiome, Inc., President and Chairman of Emvolio, Inc., and President and Chairman of SandBox Dental Labs, Inc. Mr. Dixon previously served as the President of TMD Courses, Inc. from 2006 to 2012 and; as the President of Splint Decisions Inc. from 2010 to 2011. Mr. Dixon has attended hundreds of hours of continuing medical/dental education throughout the years and has produced many educational DVD’s used by dental professionals worldwide on the subject of parafunctional control, migraine prevention, therapeutic Botox injections, migraine pathophysiology, dental sleep medicine, and other therapeutic protocols. Mr. Dixon also has extensive experience in dealing with corporate compliance matters with the U.S. Food and Drug Administration, (FDA) as well as many international regulatory bodies.

Gerry B. Berg

Gerry B. Berg has served as our Vice-President and Chief Financial Officer since April 20, 2011. Mr. Berg became a director of the Company on August 24, 2012. Mr. Berg also serves as Director and Chief Financial Officer of OmniBiome, Inc., Director and Chief Financial Officer of Emvolio, Inc., and Director and Chief Financial Officer of SandBox Dental Labs, Inc. Mr. Berg has over 30 years of senior management experience working with private and public companies. From May 2010 to March 2011, Mr. Berg served as President and Chairman of the Board of Directors of Friendly Auto Dealers, Inc., and also served in a consulting capacity from March 2009 to May 2010.

Mr. Berg holds a Bachelors of Science in Accounting from Walsh College where he graduated Cum Laude. Mr. Berg became a Certified Public Accountant in the State of Michigan in 1979 and in the State of California in 1984. Mr. Berg does not currently practice as a Certified Public Accountant.

Thomas E. Ichim, Ph.D

Dr. Ichim was appointed to the Board of Directors on January 22, 2016. Dr. Ichim also serves as Chief Executive Officer of Emvolio, Inc. Dr. Ichim is a seasoned biotechnology entrepreneur with a track record of scientific excellence. He has founded/co-founded several companies including Batu Biologics, Inc., Medvax Pharma Corp, ToleroTech, Inc, bioRASI, and OncoMune LLC. To date he has published 99 peer-reviewed articles and is co-editor of the textbooks “RNA Interference: From Bench to Clinical Translation” and “Immuno-Oncology Text Book.”

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

SCIENTIFIC ADVISORY BOARD

The following are members of the Company’s Scientific Advisory Board as of December 31, 2016:

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

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

ITEM 11 - EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation paid, with respect to years ended December 31, 2016 and 2015 for services rendered to us in all capacities, to each person who served as an executive officer of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy G. Dixon	2016	98,400 (1)	-	67,500	-	-	-	165,900
President and CEO	2015	25,500	-	-	-	-	-	25,500

Gerry B. Berg	2016	97,700 (2)	-	67,500	-	-	-	165,200
Vice President, Chief Financial Officer	2015	25,500	-	-	-	-	-	25,500

(1) $65,400 has been accrued and unpaid as of December 31, 2016

(2) $64,700 has been accrued and unpaid as of December 31, 2016

Outstanding Equity Awards

None

Employment Agreements

We do not have any employment agreements as of December 31, 2016.

Director Compensation

When our employees serve on our Board of Directors, we do not give them any additional compensation in respect of such Board service. Directors currently serve without compensation.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2016, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. As of June 7, 2017, a total of 777,751,000 shares of our common stock were outstanding.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Timothy G. Dixon (1)	121,475,671	15.63%
Gerry B. Berg (2)	107,750,000	13.86%
Thomas E. Ichim (3)*	44,500,000	5.73%
Robert F. Graham	102,500,000	13.19%
John Peck, Jr.	162,500,000	20.91%
All directors and executive officers as a group (3 persons) (1)(2)(3)	273,725,671	35.22%

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors currently consists of three directors, two of whom are officers of the Company. As of December 31, 2016 we disclose that we had no independent directors. Thomas E. Ichim, Ph.D was appointed to the Board of Directors on January 22, 2016 and currently serves as CEO of Emvolio, Inc.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants, Squar Milner LLP, for auditing and accounting services for fiscal year 2016 was $86,400 (inclusive of the review of the quarterly reports on Form 10-Q).

The aggregate fees billed to us by our principal accountants, PLS CPA, A Professional Corporation, for auditing and accounting services for 2015 was $24,000 (inclusive of the review of the quarterly reports on Form 10-Q).

Audit-Related Fees, Tax Fees and All Other Fees

There were no fees billed to us by our principal accountant for fiscal year 2016 and 2015 for assurance and related services (audit-related fees), tax services or other products and services.

Audit Committee Matters

We do not have an audit committee.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: June 7, 2017	By: /s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer and President

Date: June 7, 2017	/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: June 7, 2017	/s/ Gerry B. Berg
Gerry B. Berg
Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date: June 7, 2017	/s/ Thomas E. Ichim
Thomas E. Ichim
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Therapeutic Solutions International, Inc.

We have audited the accompanying consolidated balance sheet of Therapeutic Solutions International, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Therapeutic Solutions International, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during 2016 and 2015 the Company incurred a net loss and generated negative cash flows from operating activities and as of December 31, 2016 had an accumulated deficit of approximately $4.3 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ SQUAR MILNER LLP

SAN DIEGO, CA

June 7, 2017

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

/s/ PLS CPA

____________________________

PLS CPA, A Professional Corp.

October 31, 2016

San Diego, CA 92111

Registered with the Public Company Accounting Oversight Board

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$21,910	$2,183
Accounts receivable, net	-	2,184
Inventory	36,435	29,675
Prepaid expenses and other current assets	14,304	213,446
Total current assets	72,649	247,488

Other assets	32,226	12,476

Total assets	$104,875	$259,964

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$327,592	$277,342
Accrued expenses and other current liabilities	135,164	4,412
Notes payable-related parties, current portion	221,451	207,238
Total current liabilities	684,207	488,992

Notes payable- related parties, less current portion	75,500	-

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 990,000,000 shares authorized; 740,251,000 and 541,000,000 shares issued and outstanding at December 31, 2016 and 2015, respectively.	740,251	541,000
Additional paid-in capital	2,878,111	2,440,709
Accumulated deficit	(4,273,194)	(3,210,737)

Total shareholders' deficit	(654,832)	(229,028)

Total liabilities and shareholders' deficit	$104,875	$259,964

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Net Sales	$5,009	$1,911
Cost of Goods Sold	1,606	3,193
Gross Profit	3,403	(1,282)

Operating expenses:
General and administrative	120,625	69,487
Salaries, wages, and related costs	355,244	266,286
Selling expenses	1,508	3,894
Consulting fees	356,250	185,700
Legal and professional fees	200,957	40,420
Research and development	10,990	-
Total operating expenses	1,045,574	565,787

Loss from operations	(1,042,171)	(567,069)

Other income (expense):
Interest expense	(20,286)	(5,550)
Total other income (expense)	(20,286)	(5,550)

Net loss from continuing operations	$(1,062,457)	$(572,619)

Net loss from discontinued operations	-	(13,822)

Net loss	$(1,062,457)	$(586,441)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	668,115,789	461,967,123

See accompanying notes to consolidated financial statements.

Therapeutic Solutions International, Inc.
Consolidated Statements of Changes in Shareholders' Deficit
For the Years Ended December 31, 2016 and 2015

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2015	400,000,000	$400,000	$2,093,009	$(2,624,296)	$(131,287)

Common stock issued for services	60,000,000	60,000	226,200		286,200
Common stock issued	81,000,000	81,000	121,500		202,500
Net Loss	-	-	-	(586,441)	(586,441)

Balance at December 31, 2015	541,000,000	$541,000	$2,440,709	$(3,210,737)	$(229,028)

Common stock issued for services	68,500,000	68,500	219,800		288,300
Common stock issued in exchange for a license agreement	5,451,000	5,451	10,902		16,353
Common stock issued	125,300,000	125,300	206,700		332,000
Net Loss	-	-	-	(1,062,457)	(1,062,457)

Balance at December 31, 2016	740,251,000	$740,251	$2,878,111	$(4,273,194)	$(654,832)

See accompanying notes to consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Cash flows from operating activities
Net loss	$(1,062,457)	$(586,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation to consultants	288,300	286,200
Shares issued for license agreement	16,353	-
Accrued interest, notes payable - related parties	16,244	1,147
Changes in operating assets and liabilities:
Inventory	(6,759)	(29,675)
Accounts receivable	2,184	(2,184)
Prepaid expenses and other current assets	199,142	(74,428)
Other assets	(19,750)	(15)
Accounts payable	50,250	(13,212)
Accrued expenses and other current liabilities	130,752	(287)
Cash used in operating activities-continuing operations	(385,741)	(418,895)
Cash provided by operating activities-discontinued operations	-	46,844
Net cash used in operating activities	(385,741)	(372,051)

Cash flows from financing activities
Proceeds from issuance of common stock	332,000	202,500
Proceeds from notes payable - related parties	76,000	168,840
Repayments of notes payable - related parties	(2,532)	-
Net cash provided by financing activities	405,468	371,340

Net increase (decrease) in cash	19,727	(711)
Cash at beginning of period	2,183	2,894
Cash at end of period	$21,910	$2,183

Supplemental Cash Flow Information:
Cash paid for interest	$4,040	$3,213
Cash paid for income taxes	$800	$800

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

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

TSI has experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $4,273 thousand and a working capital deficit of approximately $612 thousand. These conditions raise significant doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Significant Accounting Policies

Use of Estimates

Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding plus common stock equivalents. Common stock equivalents are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of December 31, 2016 and 2015, common stock equivalents were not material.

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other.”

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

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

Stock-Based Compensation

Compensation expense for stock issued to employees is determined as the fair value of consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measured.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 will be effective for the Company in the first quarter of 2019 and will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess, at each annual and interim reporting period, an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. ASU 2014-15 is effective for the Company for the year ending December 31, 2016. Based on its adoption of ASU 2014-15, management determined that there is substantial doubt regarding the company’s ability to continue as a growing concern within one year after the issuance of the financial statements (see Note 1).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of 2018 and allows for full retrospective or a modified retrospective adoption approach. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations

Note 3 – Restricted Cash

Other non-current asset is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2017, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Note 4 – Fixed assets

Fixed assets consist of the following:

	December 31, 2016	December 31, 2015
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Total	15,961	15,961
Accumulated Depreciation	(15,961)	(15,961)
Property and Equipment, net	$-	$-

Note 5 – Notes payable-related parties

Notes payable-related parties consist of:

	December 31,	December 31,
	2016	2015

Note payable – Scientific Advisory Board Member, unsecured, including interest at 10% per annum, with a maturity date of December 31, 2017	$14,721	$13,574

Three notes payable – Chief Executive Officer, unsecured, including interest at 8%, 10% and 10% per annum, respectively, with maturity dates of December 31, 2017.	120,330	113,664

Note payable – Chief Financial Officer, unsecured, including interest at 8% per annum, with a maturity date of December 31, 2017.	86,400	80,000
	221,451	207,238

Note payable – Business Advisory Board Member, unsecured, including interest at 8% per annum, convertible into common stock at $.005, with a maturity date of May 29, 2018.	75,500	-
	$296,951	$207,238

Note 6 – Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock. The Company has not issued any preferred stock.

Common Stock

During the years ended December 31, 2016 and 2015, the Company issued common stock, in several separate transactions, in exchange for various third party services. The shares issued were valued by the Company at their estimated fair market value.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Note 7 – Related Party Transactions

As of December 31, 2016, the Company accrued officers salary of $130,100 as of December 31, 2016.

On January 22, 2016, we issued 2,500,000 shares of common stock, valued at $.0035 per share to a director of the Company for services.

On February 26, 2016, we issued 1,000,000 shares of common stock, valued at $.0025 per share to a director of the Company for services.

On March 7, 2016, we issued 10,000,000 shares of common stock, valued at $.0025 per share to a director of the Company for services.

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

On November 11, 2016, we issued a six month convertible note in the amount of $75,000 with an annual interest rate of 8% to a related party.

Note 8 – Income Taxes

The Company has net operating losses carried forward of approximately $3.3 million and $2.3 million as of December 31, 2016 and 2015, respectively, available to offset taxable income in future years which expire beginning in fiscal 2031.

The Company is subject to United States federal and state income taxes at an approximate rate of 45%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2016	December 31, 2015

Expected income tax at statutory rate	$(360,963)	$(263,898)
Permanent differences	1,437	88,616
Change in valuation allowance	359,526	175,282
Provision for income taxes	$–	$–

The significant components of deferred income tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015

Net operating loss carry-forward	$1,262,691	$1,021,679
Valuation allowance	(1,262,691)	(1,021,679)
Net deferred income tax asset	$–	$–

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

The valuation allowance has been established to offset the Companys net deferred tax assets, as realization of such assets is not considered to be more likely than not due to Companys history of losses and uncertainties regarding the Companys ability to generate future taxable income sufficient to realize the benefit of these deferred tax assets.

Pursuant to Section 382 of the Internal Revenue Code (the “Code”), annual use of the Companys NOL carryforwards may be limited in the event a cumulative change in ownership of 50% of certain shareholders occurs within a three year period. An ownership change may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain shareholders.

As of December 31, 2016 and December 31, 2015, the Company does not have any unrecognized tax benefits. The Company does not anticipate a significant increase in the unrecognized tax benefits over the next 12 months. The Companys policy is to recognize interest expense and penalties related to income matters as a component of the income tax provision. As of December 31, 2016 and December 31, 2015, the Company did not have any tax related accrued interest and penalties on its balance sheet or on its statement of operations.

Note 9 – Legal Proceedings

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

Note 10 – Discontinued Operation

The following are the summarized results of discontinued operations for the years ended December 31, 2016 and 2015.

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Bad debt	$-	$(9,770)
Obsolete Inventory	-	(4,052)
	$-	$(13,822)

Note 11 – Subsequent Events

On January 17, 2017, we issued 12,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

On March 2, 2017, we issued 12,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

On April 3, 2017, we issued 1,000,000 shares of common stock, valued at $.0067 per share for consulting services.

On April 20, 2017, we issued a six month convertible note in the amount of $100,000 with an annual interest rate of 10% to a related party.

On May 8, 2017, we issued 10,000,000 shares of common stock, valued at $.008 per share, for legal services and 1,000,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement.