Form 10-Q
period 2017-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2017-07-05
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X .. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

      .. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________TO ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .     . No  X ..

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

Large Accelerated Filer	.	Non-Accelerated Filer	.
(Do not check if a smaller reporting company)

Accelerated Filer	. .	Smaller reporting company	X ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .. No  X .

As of July 5, 2017, the Registrant had 777,251,000 outstanding shares of Common Stock with a par value of $0.001 per share.

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

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I Financial Information

Item 1.

 Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$6,100	$21,910
Inventory	35,471	36,435
Prepaid expenses and other current assets	3,231	14,304
Total current assets	44,802	72,649

Other non-current assets	38,490	32,226

Total assets	$83,292	$104,875

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$326,353	$327,592
Accrued expenses and other current liabilities	195,718	135,164
Notes payable-related parties, current portion	225,003	221,451
Total current liabilities	747,074	684,207

Notes payable-related parties, less current portion	77,000	75,500

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 990,000,000 shares authorized; 765,251,000 and 740,251,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	765,251	740,251
Additional paid-in capital	2,953,111	2,878,111
Accumulated deficit	(4,459,144)	(4,273,194)
Total shareholders' deficit	(740,782)	(654,832)

Total liabilities and shareholders' deficit	$83,292	$104,875

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Net Sales	$548	$530
Cost of Goods Sold	198	140
Gross Profit	350	390

Operating expenses:
Selling, general and administrative	18,271	13,110
Salaries, wages, and related costs	89,431	88,388
Consulting fees	-	108,400
Legal and professional fees	51,490	16,146
Research and development	20,926	-
Total operating expenses	180,118	226,044

Loss from operations	(179,768)	(225,654)

Other expense:
Interest expense	(6,182)	(3,134)
Total other expense	(6,182)	(3,134)

Net loss	$(185,950)	$(228,788)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	751,767,854	569,538,341

See accompanying notes to condensed consolidated financial statements.

Therapeutic Solutions International, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Deficit
For the 3 month period ended March 31, 2017
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2017	740,251,000	$740,251	$2,878,111	$(4,273,194)	$(654,832)

Stock issued on January 17, 2017	12,500,000	12,500	37,500	-	50,000

Stock Issued on March 2, 2017	12,500,000	12,500	37,500	-	50,000

Net Loss	-	-	-	(185,950)	(185,950)

Balance at March 31, 2017	765,251,000	$765,251	$2,953,111	$(4,459,144)	$(740,782)

See accompanying notes to condensed consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Cash flows from operating activities
Net loss	$(185,950)	$(228,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation to consultants	-	63,853
Accrued interest, notes payable - related parties	5,436	2,336
Changes in operating assets and liabilities:
Inventory	965	140
Accounts receivable	-	1,896
Prepaid expenses and other current assets	11,072	134,170
Other non-current assets	(6,264)	(16,353)
Accounts payable	(1,239)	(410)
Accrued expenses and other current liabilities	60,554	1,574
Net cash used in operating activities	(115,426)	(41,582)

Cash flows from financing activities
Proceeds from issuance of common stock	100,000	274,500
Repayments of notes payable related parties	(384)	(692)
Net cash provided by financing activities	99,616	273,808

Net (decrease) increase in cash	(15,810)	232,226
Cash at beginning of period	21,910	2,183
Cash at end of period	$6,100	$234,409

Supplemental Cash Flow Information:
Cash paid for interest	$745	$797

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Note 1 – Organization and Business Description

Therapeutic Solutions International, Inc. (“TSOI” or the “Company”) was organized August 6, 2007 under the name Friendly Auto Dealers, Inc., under the laws of the State of Nevada. In the first quarter of 2011 the Company changed its name from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc., and acquired Splint Decisions, Inc., a California corporation.

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

TSOI is developing a range of immune-modulatory agents to target certain cancers, improve maternal and fetal health, fight periodontal disease, and for daily health.

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSOI filed a patent application for ProJuvenol® on 07-08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”. In addition we recently introduced a line of “oncologist friendly nutraceuticals” in liposome formula. These include CoQ10, Curcumin, Glutathione, and Vitamin-C in 16oz bottles.

TSOI has experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $4,459 thousand and a working capital deficit of approximately $702.3 thousand at March 31, 2017. These conditions raise uncertainty about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

During the three months ended March 31, 2017, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on June 7, 2017.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 7, 2017. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated balance sheet at December 31, 2016, contained in the above referenced Form 10-K.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Use of Estimates

Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding plus common stock equivalents. Common stock equivalents are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of March 31, 2017 and 2016, outstanding common stock equivalents were not material.

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

Note 3 – Restricted Cash

Other non-current assets include a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2018, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Notes Payable-Related Party

At March 31, 2017 and December 31, 2016, the Company has unsecured interest bearing demand notes outstanding to certain officers and directors amounting to $302,003 and $296,951, respectively. Interest accrued on these notes during the three months ended March 31, 2017 and 2016 was $5,436 and $2,336, respectively. At March 31, 2017 and December 31, 2016, $77,000 and $75,500, respectively, was classified as long-term.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Note 5 – Subsequent Events

On April 3, 2017, we issued 1,000,000 shares of common stock, valued at $0.0067 per share for consulting services.

On April 20, 2017, we issued a six month convertible note in the amount of $100,000 with an annual interest rate of 10% to a related party.

On May 8, 2017, we issued 10,000,000 shares of common stock, valued at $0.008 per share, for legal services and 1,000,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“statutory safe harbors”) shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the risk factors discussed therein.

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

TSOI is developing a range of immune-modulatory agents to target certain cancers, improve maternal and fetal health, fight periodontal disease, and for daily health.

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSOI filed a patent application for ProJuvenol® on 07-08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”. On April 28, 2016 the Company announced the filing of a patent application covering the use of ProJuvenol© and its active ingredient pterostilbene for augmentation of stem cell activity. In addition we recently launched 4 new products in Liposomal formulation. They are CoQ10, Curcumin, Glutathione, and Vitamin-C in 16oz bottles.

OmniBiome, Inc., (“OMNI”) - is a majority-owned subsidiary of TSOI, incorporated in the State of Delaware on October 20, 2015, where the intellectual property surrounding probiotics is housed. OMNI is focused on therapeutic / RX approaches to either utilize or intervene with systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal heathcare and resulting birth outcomes. The Officers and Directors of the Company are also Officers and Directors of OMNI. As of March 31, 2017 and June xx, 2017, TSOI owns approximately 73.75% of the outstanding share of OMNI. As of March 31, 2017 and July 5, 2017, formal operations have not commenced.

Emvolio, Inc., (“EMVO”) – is a wholly-owned subsidiary of TSOI, incorporated in the State of Delaware on October 3, 2016, where the intellectual property surrounding immune-oncology is housed. EMVO intends to develop products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. The Officers and Directors of the Company are also the Officers and Directors of EMVO. As of March 31, 2017 and July 5, 2017, formal operations have not commenced.

SandBox Dental Labs, Inc., is a wholly-owned subsidiary of TSOI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Officers and Directors of the Company are also the Officers and Directors of SandBox. As of March 31, 2017 and July 5, 2017, formal operations have not commenced.

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

FUTURE BUSINESS DESCRIPTION

 Dental

SandBox Dental Labs, Inc.

SandBox Dental Labs, Inc., is a wholly-owned subsidiary of TSOI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Officers and Directors of the Company are also Officers and Directors of EMVO. As of March 31, 2017 and July 5, 2017, formal operations have not commenced.

Fetal-Maternal Health

OmniBiome, Inc.

OmniBiome, Inc. (“OMNI”), a majority-owned subsidiary of TSOI, is focused on therapeutic / Rx approaches to either utilize or intervene with the systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal healthcare and resulting birth outcomes. The Officers and Directors of the Company are also officers and Directors of OMNI. As of March 31, 2017 and July 5, 2017, TSOI owns approximately 73.75% of the outstanding shares of OMNI. As of March 31, 2017 and July 5, 2017 operations have not commenced.

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

Immune-Oncology

Emvolio, Inc.

Emvolio, Inc., (EMVO) is a wholly-owned subsidiary of TSOI where the intellectual property surrounding immune-oncology is housed. The Company intends to develop products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. The Officers and Directors of the Company are also Officers and Directors of EMVO. As of March 31, 2017 and July 5, 2017, formal operations have not commenced.

On April 10, 2017, TSOI licensed to EMVO a patent titled “Targeting the Tumor Microenvironment through Nutraceutical Based Immunoadjuvants” known clinically as “StemVacs”.

On April 12, 2017, EMVO filed an Investigational New Drug (IND) application for use of its StemVacs cancer immunotherapeutic licensed to EMVO by TSOI, in patients with solid tumors. The trial seeks to establish safety and immune response of the cancer, targeting a new personalized dendritic cell vaccine.

On May 01, 2017, TSOI licensed to EMVO a patent titled “Targeting the Tumor Microenvironment through Nutraceutical Based Immunoadjuvants” known clinically as “Cancer Metabolic Detox”.

On May 17, 2017, TSOI licensed to EMVO a patent titled “Activated Leukocyte Extract for Repair of Innate Immunity in Cancer Patients” known clinically as “innaMune”.

On June 01, 2017, TSOI licensed to EMVO a patent titled “Augmentation of Anti-Tumor Immunity by Mifepristone and Analogues Thereof” known clinically as “LymphoBoost”.

On June 12, 2017, TSOI licensed to EMVO a patent titled “Methods of Re-Activating Dormant Memory Cells with Anticancer Activity” known clinically as “MemoryMune”.

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

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on June 7, 2017.

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

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSOI filed a patent application for ProJuvenol® on 07- 08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”. In addition we recently introduced a line of “oncologist friendly nutraceuticals” in liposome formula. These include CoQ10, Curcumin, Glutathione, and Vitamin-C in 16oz bottles.

For the three months ended March 31, 2017 and 2016

We had a net loss of approximately $186.0 thousand for the three months ended March 31, 2017 compared to a net loss of approximately $228.8 thousand for the three months ended March 31, 2016.

Net sales slightly increased $18, from $530 to $548, for the three months ended March 31, 2016 and March 31, 2017, respectively.

Cost of goods sold increased $58, from $140 to $198, for the three months ended March 31, 2016 and March 31, 2017, respectively.

Total operating expenses for the three month ended March 31, 2017 and 2016 were $180,118 and $226,044, a decrease of $45,926. This was mainly due to a combination of decreased consulting fees and increased general and administrative costs and legal expenses.

Selling, general and administrative expenses increased $5,161, from $13,110 to $18,271 for the three months ended March 31, 2016 and 2017, respectively. This increase was mainly due to increases in overall operating expenses.

Salaries, wages and related expenses increased $1,043, from $88,388 to $89,431 for the three months ended March 31, 2016 and 2017, respectively. This increase was mainly due to an increase in salary related expenses.

Consulting fees decreased $108,400 from $108,400 to $0 for the three months ended March 31, 2016 and 2017, respectively, due to no consulting services for three months ended March 31, 2017.

Legal and professional fees increased $35,344, from $16,146 to $51,490 for the three months ended March 31, 2016 and 2017, respectively, due to an increase in independent public accounting fees and legal expense.

Research and Development costs increased $20,926, from $0 to $20,926, for the three months ended March 31, 2016 and 2017, respectively. This increase was mainly due to research and development expenses related to the Company’s new products in 2017.

Net interest expense increased $3,048 from $3,134 to $6,182 for the three months ended March 31, 2016 and 2017, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $4.5 million and a negative working capital of approximately $702.3 thousand at March 31, 2017. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at  all.

As of March 31, 2017, our cash and cash equivalents were $6,100 compared to $21,910 at March 31, 2016. Our current cash reserves are not adequate to fund our operations for the 12 month period subsequent to the issuance of our financial statement contained in Item 1. Cash used in operating activities for the three months ended March 31, 2017 was $115.4 thousand, compared to $41.6 thousand for the same period in 2016. The increase was primarily due to decreased prepaid expenses, and increased accrued expenses and other current liabilities. For the three months ended March 31, 2017 net cash provided in financing activities was $99.6 thousand, compared to $273.8 thousand for the same period in 2016. The decrease was mainly due a decrease in the issuance of common stock. At March 31, 2017, we had negative working capital of $702.3 thousand, compared to negative working capital of $612.0 thousand at December 31, 2016. This increase was mainly due to an overall increase in current liabilities. The Company plans to continue to reduce costs and seek additional funding for operations.

There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Our independent registered public accounting firm has stated in their opinion on our 2016 annual financial statements dated June 7, 2017, that there is substantial doubt about our ability to continue as a going concern.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2017 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of March 31, 2017 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of March 31, 2017:

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

(3)

we have ineffective controls over the period end financial disclosure and reporting process caused by insufficient accounting staff.

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

Item 1A. Risk Factors

No material changes to risk factors have occurred as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on June 7, 2017.

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

On April 3, 2017, we issued 1,000,000 shares of common stock, valued at $0.0067 per share for consulting services.

On April 20, 2017, we issued a six month convertible note in the amount of $100,000 with an annual interest rate of 10% to a related party.

On May 8, 2017, we issued 10,000,000 shares of common stock, valued at $0.008 per share, for legal services and 1,000,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure required.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: July 5, 2017	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: July 5, 2017	By: /s/ Gerry B. Berg
Gerry B. Berg Chief Financial Officer (Principal Financial Officer)