Form 10-Q
period 2017-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2017-08-14
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Non-Accelerated Filer	[ ]
(Do not check if a smaller reporting company)

Accelerated Filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of August 14, 2017, the Registrant had 779,251,000 outstanding shares of Common Stock with a par value of $0.001 per share.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•Need for additional capital;

•Limited operating history in our new business model;

•Limited experience introducing new products;

•Our ability to successfully expand our operations and manage our future growth;

•Difficulty in managing our growth and expansion;

•Dilutive effects of any raising of additional capital;

•The deterioration of global economic conditions and the decline of consumer confidence and spending;

•Material weaknesses reported in our internal control over financial reporting;

•Our ability to protect intellectual property rights and the value of our products;

•The potential for product liability claims against us;

•Our dependence on third party manufacturers to manufacture our products;

•Our common stock is currently classified as a penny stock;

•Our stock price may experience future volatility;

•The illiquidity of our common stock; and

•Substantial sales of shares of our common stock.

•Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I Financial Information

Item 1. Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$851	$21,910
Inventory	30,802	36,435
Prepaid expenses and other current assets	68,278	14,304
Total current assets	99,931	72,649

Other non-current assets	22,153	32,226

Total assets	$122,084	$104,875

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$350,856	$327,592
Accrued expenses and other current liabilities	260,329	135,164
Notes payable-related parties, current portion	408,841	221,451

Total current liabilities	1,020,026	684,207

Notes payable-related parties, less current portion	-	75,500

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 990,000,000 shares authorized; 777,251,000 and 740,251,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	777,251	740,251
Additional paid-in capital	3,031,811	2,878,111
Accumulated deficit	(4,707,004)	(4,273,194)

Total shareholders' deficit	(897,942)	(654,832)

Total liabilities and shareholders' deficit	$122,084	$104,875

See accompanying notes to condensed consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months ended June 30, 2017		For the Three Months ended June 30, 2016	For the Six Months ended June 30, 2017	For the Six Months ended June 30, 2016

Net Sales	$745		$735	$1,293	$1,265
Cost of Goods Sold	227		215	425	355
Gross Profit	518		520	868	910

Operating expenses:
General and administrative	35,256		61,478	52,743	73,709
Salaries, wages, and related expenses	94,871		89,338	184,302	177,727
Selling expenses	1,042		895	1,826	1,773
Consulting fees	6,700		38,350	6,700	146,750
Legal and professional fees	101,229		81,016	152,719	97,162
Research and development	1,150		5,990	22,076	5,990
Total operating expenses	240,248		277,067	420,366	503,111

Loss from operations	(239,730)	-	(276,547)	(419,498)	(502,201)

Other income (expense):
Interest expense	(8,130)		(3,117)	(14,312)	(6,251)
Total other income (expense)	(8,130)		(3,117)	(14,312)	(6,251)

Net loss	$(247,860)		$(279,664)	$(433,810)	$(508,452)

Net loss per share - basic and diluted	$(0.00)		$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	772,817,667		679,742,667	762,367,667	623,619,945

See accompanying notes to condensed consolidated financial statements.

Therapeutic Solutions International, Inc.
Condensed Consolidated Statement of Changes in Shareholders' Deficit
For the six month period ended June 30, 2017
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2017	740,251,000	$740,251	$2,878,111	$(4,273,194)	$(654,832)

Common stock issued for cash	26,000,000	26,000	78,000	-	104,000
Common stock issued for services	11,000,000	11,000	75,700	-	86,700
Net Loss	-	-	-	(433,810)	(433,810)

Balance at June 30, 2017	777,251,000	$777,251	$3,031,811	$(4,707,004)	$(897,942)

See accompanying notes to condensed consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Cash flows from operating activities
Net loss	$(433,810)	$(508,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation to consultants	86,700	85,800
Shares issued for license agreement	-	16,353
Accrued interest, notes payable - related parties	12,541	4,099
Changes in operating assets and liabilities:
Inventory	5,632	355
Accounts receivable	-	1,644
Prepaid expenses and other current assets	(53,974)	200,599
Other assets	10,073	(16,368)
Accounts payable	23,264	23,598
Accrued expenses and other current liabilities	125,165	15,070
Net cash used in operating activities	(224,409)	(177,302)

Cash flows from financing activities
Proceeds from issuance of common stock	104,000	282,000
Net proceeds from investments by related parties	99,350	(765)
Net cash provided by financing activities	203,350	281,235

Net (decrease) increase in cash	(21,059)	103,933
Cash at beginning of period	21,910	2,183
Cash at end of period	$851	$106,116

Supplemental Cash Flow Information:
Cash paid for interest	$1,773	$1,578
Cash paid for income taxes	$-	$800

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2017

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

Nutraceutical Division – TSOI has been producing very high quality nutraceuticals. Its flagship product, ProJuvenol®, is a patented proprietary mixture containing pterostilbene – one of the most potent antioxidants known. On June 20, 2017, TSOI was granted U.S. Patent No.: 9,682,047 for ProJuvenol® titled “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”. In addition we recently introduced a line of “oncologist friendly nutraceuticals” in liposome formula. These include CoQ10, Curcumin, Glutathione, and Vitamin-C in 16oz bottles.

Going Concern

Management does not expect existing cash as of June 30, 2017 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2017, the Company has incurred losses over the past years which have resulted in accumulated deficits of $4,707,004, a working capital deficit of $920,095, and has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

During the six months ended June 30, 2017, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on June 7, 2017.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 7, 2017. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated balance sheet at December 31, 2016, contained in the above referenced Form 10-K.

Use of Estimates

Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding plus common stock equivalents. Common stock equivalents are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of June 30, 2017 and 2016, outstanding common stock equivalents were not material.

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

Note 4 – Notes Payable-Related Party

At June 30, 2017 and December 31, 2016, the Company has unsecured interest bearing demand notes outstanding to certain officers and directors amounting to $408,841 and $296,951, respectively. Interest accrued on these notes during the six months ended June 30, 2017 and 2016 was $12,541 and $4,099, respectively.

Note 5 – Subsequent Events

On July 6, 2017, we issued 2,000,000 shares of common stock, valued at $0.0083 per share for consulting services.

On July 24, 2017, we issued a six month convertible note in the amount of $28,000 with an annual interest rate of 10%.

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

Nutraceutical Division – TSOI has been producing very high quality nutraceuticals. Its flagship product, ProJuvenol®, is a patented proprietary mixture containing pterostilbene – one of the most potent antioxidants known. On June 20, 2017, TSOI was granted U.S. Patent No.: 9,682,047 for ProJuvenol® titled “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”. In addition we recently launched 4 new products in Liposomal formulation. They are CoQ10, Curcumin, Glutathione, and Vitamin-C in 16oz bottles.

OmniBiome, Inc., (“OMNI”) - is a majority-owned subsidiary of TSOI, incorporated in the State of Delaware on October 20, 2015, where the intellectual property surrounding probiotics is housed. OMNI is focused on therapeutic / RX approaches to either utilize or intervene with systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal heathcare and resulting birth outcomes. The Officers and Directors of the Company are also Officers and Directors of OMNI. As of June 30, 2017 and August 14, 2017, TSOI owns approximately 73.75% of the outstanding share of OMNI. As of June 30, 2017 and August 14, 2017, formal operations have not commenced.

Emvolio, Inc., (“EMVO”) – is a wholly-owned subsidiary of TSOI, incorporated in the State of Delaware on October 3, 2016, where the intellectual property surrounding immune-oncology is housed. EMVO intends to develop products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. The Officers and Directors of the Company are also the Officers and Directors of EMVO. As of June 30, 2017 and August 14, 2017, formal operations have not commenced.

SandBox Dental Labs, Inc., is a wholly-owned subsidiary of TSOI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our exclusively licensed Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Officers and Directors of the Company are also the Officers and Directors of SandBox. As of June 26, 2017, limited operations have begun.

Nutraceutical Division (TSOI)

ProJuvenol® is a patented powerful synergistic blend of complex anti-aging ingredients inspired by nature to help promote cellular rejuvenation and healthy functionality for everyday living, based upon pterostilbene, one of nature’s unique and intelligent antioxidants/anti-inflammatories. ProJuvenol includes a scientifically valid blend of interactive ingredients with anti-aging and cellular protective properties to help support optimal health and provide the benefits of mental alertness and physical well-being.

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

Patents:

TSOI filed a patent covering the use of its ProJuvenol® product, as well as various pterostilbene compositions, for use in augmenting efficacy of existing immuno-oncology drugs that are currently on the market. The patent is based on the ability of pterostilbene, one of the major ingredients of ProJuvenol®, to reduce oxidative stress produced by cancer cells, which in turn protects the immune system from cancer mediated immune suppression. On June 20, 2017, TSOI was granted U.S. Patent No.: 9,682,047 for ProJuvenol® titled “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”.

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

Pterostilbene, which is chemically related to resveratrol, has been published to possess anticancer, antioxidant, and anti-inflammatory activities. In the Granted U.S. Patent No.: 9,682,047 for ProJuvenol® for example, contains a claim covering the combination of pterostilbene, the active ingredient in ProJuvenol®, together with an FDA-approved immunotherapeutic drug named Proleukin® (aldesleukin), which is a recombinant form of the cytokine interleukin-2 (IL-2) for treatment of cancer.

Proleukin® is one of the first immunotherapeutic drugs approved by the FDA, being indicated for treatment of metastatic melanoma and metastatic renal cell carcinoma1. Scientists working with Therapeutic Solutions International performed animal studies showing that administration of pterostilbene increased efficacy of Proleukin® in melanoma models. In the studies performed to obtain FDA approval for Proleukin® responses were seen in 16% of patients2. Based on animal data, it is hoped that the response rate of Proleukin® can be increased by administration of products containing pterostilbene, such as ProJuvenol®.

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

ProJuvenol® - Is a powerful synergistic blend of complex anti-aging ingredients inspired by nature to help promote cellular rejuvenation and healthy functionality for everyday living. Based upon one of nature’s unique and intelligent anti- oxidants/anti-inflammatories. U.S. Patent No.: 9,682,047.

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

The four new products are all in Liposome formulas. Many orally consumed nutrients are absorbed from 4% to 19%! Those same nutrients in a Liposomal Delivery System are absorbed at a much higher level in the bloodstream. Liposomes have layers that can encapsulate an ingredient and serve to protect the ingredient from the environment as well as act as a slow release mechanism. A liposome is a microscopic, fluid-filled pouch whose walls are made of layers of phospholipids identical in makeup to the phospholipids that make up cell membranes.

Liposomes represent a versatile and advanced nano-delivery system for a wide range of biologically active compounds. Liposomes have been used to improve the therapeutic index of new or established ingredients by modifying their absorption, reducing metabolism, and prolonging biological half-life.

Liposomes can be used to deliver substances to the blood stream and even target cells much more efficiently than normal. The liposomes offer a unique delivery system for nutrients because these microscopic spheres are so tiny that absorption becomes almost perfect.

The four high absorption formulas are Liposomal Vitamin-C, CoQ10, Curcumin, and Glutathione, sold in 16oz bottles.

FUTURE BUSINESS DESCRIPTION

Dental

SandBox Dental Labs, Inc.

SandBox Dental Labs, Inc., (SandBox) is a wholly-owned subsidiary of TSOI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our exclusively licensed Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Officers and Directors of the Company are also Officers and Directors of SandBox. As of June 26, 2017, limited operations have begun.

On June 26, 2017, SandBox Dental Labs, Inc., filed a 510(k) application with the U.S. Food and Drug Administration (FDA) for market clearance of their custom oral appliance to treat mild to moderate obstructive sleep apnea (OSA).

The SandBox Dental Sleep Appliance, named Morpheus (CE Marked in the European Union as Sleepwell by S4S UK Ltd., our supplier, and MDSA in Australia, by inventor), has been tested by its original inventor (known clinically as MDSA) in a randomized controlled cross over trial against CPAP and a placebo, and it is also one of the most technologically advanced and patient friendly MAS’s (mandibular advancement splint) on the market. The full clinical trial information is not contained in this document, but the headline success rate of Morpheus (MDSA) was 80.3% in fully apneic patients.

The appliance combines a high clinical success rate with key features that make it more comfortable and flexible for the patient.

Unlike some MAS devices, our appliance is fully patient adjustable negating the need for further clinical visits for simple titration. Should the patient need to modify the degree of mandibular advancement they can simply adjust with the key provided.

Our appliance is also uniquely designed with internal splint fixing, allowing the lips to be closed around the device preventing the dry lips and excess salivation associated with some splints. High levels of patient comfort meant that during clinical trials over 98% of patients found the device acceptable.

Our appliance is a laboratory-manufactured device molded specifically to patient impressions. As a soft, slim-line two-piece device it allows full lateral movement while retaining high levels of patient comfort and custom made accuracy. By allowing a degree of movement during the night the device remains in the mouth unlike some devices that may dislocate. In addition the lateral movement provides a solution to some patients who experience TMJ stress with a fixed block device.

Key Benefits:

•Full lateral movement

•Full patient adjustability

•High Patient Comfort

•Clinically proven and effective

•Internal fixings improve comfort

Fetal-Maternal Health

OmniBiome, Inc.

OmniBiome, Inc. (OMNI), a majority-owned subsidiary of TSOI, is focused on therapeutic / Rx approaches to either utilize or intervene with the systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal healthcare and resulting birth outcomes. The Officers and Directors of the Company are also officers and Directors of OMNI. As of June 30, 2017 and August 14, 2017, TSOI owns approximately 73.75% of the outstanding shares of OMNI. As of June 30, 2017 and August 14, 2017 operations have not commenced.

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

In-House Patents

On March 29, 2017 OmniBiome announced the filing of a new patent titled "Modulation of Oral Microbiome for Treatment of Periodontitis."

This product will be marketed as a probiotic paste to be used in oral appliances similar to bleaching trays.

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

Immune-Oncology

Emvolio, Inc.

Emvolio, Inc., (EMVO) is a wholly-owned subsidiary of TSOI where the intellectual property surrounding immune-oncology is housed. The Company intends to develop products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. The Officers and Directors of the Company are also Officers and Directors of EMVO. As of June 30, 2017 and August 14, 2017, formal operations have not commenced.

On April 10, 2017, TSOI licensed to EMVO a patent titled “Targeting the Tumor Microenvironment through Nutraceutical Based Immunoadjuvants” known clinically as “StemVacs”.

On April 12, 2017, EMVO filed an Investigational New Drug (IND) application #17448 for use of its StemVacs cancer immunotherapeutic licensed to EMVO by TSOI, in patients with solid tumors. The trial seeks to establish safety and immune response of the cancer, targeting a new personalized dendritic cell vaccine.

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

GOVERNMENT REGULATION

The Company’s business is subject to varying degrees of regulation by a number of government authorities in the United States, including the United States Food and Drug Administration (FDA), the Federal Trade Commission (FTC), and the Consumer Product Safety Commission. The Company will be subject to additional agencies and regulations if it enters the manufacturing business. Various agencies of the state and localities in which we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business that these and other authorities regulate include, among others:

•product claims and advertising;

•product labels;

•product ingredients; and

•how we package, distribute, import, export, sell and store our products.

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

The FDA has also issued regulations governing the labeling and marketing of dietary and nutritional supplement products. They include:

•the identification of dietary or nutritional supplements and their nutrition and ingredient labeling;

•requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;

•labeling requirements for dietary or nutritional supplements for which “high potency” and “antioxidant” claims are made;

•notification procedures for statements on dietary and nutritional supplements; and

•pre-market notification procedures for new dietary ingredients in nutritional supplements.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on form 10-Q.

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

Nutraceutical Division – TSOI has been producing very high quality nutraceuticals. Its flagship product, ProJuvenol®, is a patented proprietary mixture containing pterostilbene – one of the most potent antioxidants known. On June 20th, 2017, TSOI was granted U.S. Patent No.: 9,682,047 for ProJuvenol® titled “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”. In addition we recently launched 4 new products in Liposomal formulation. They are CoQ10, Curcumin, Glutathione, and Vitamin-C in 16oz bottles.

For the three months and six months ended June 30, 2017 and 2016

We had a net loss of $247,860 for the three months ended June 30, 2017, compared to a net loss of approximately $279,664 for the three months ended June 30, 2016, a decrease of $31,804. We had a net loss of $433,810 for the six months ended June 30, 2017, compared to a net loss of approximately $508,452 for the six months ended June 30, 2016, a decrease of $74,642. These decreases were mainly due to decreases in bad debt expense and consulting fees and increases in legal and professional fees.

Net sales slightly increased $10, from $735 to $745, for the three months ended June 30, 2016 and June 30, 2017, respectively. Net sales slightly increased $28, from $1,265 to $1,293, for the six months ended June 30, 2016 and June 30, 2017, respectively.

Cost of goods sold increased $12, from $215 to $227, for the three months ended June 30, 2016 and June 30, 2017, respectively. Cost of goods sold increased $70, from $355 to $425, for the six months ended June 30, 2016 and June 30, 2017, respectively.

Operating expenses for the three month periods ended June 30, 2017 and 2016 were $240,248 and $277,067, a decrease of $36,819. Operating expenses for the six month periods ended June 30, 2017 and 2016 were $420,366 and $503,111, a decrease of $82,745. These decreases were mainly due to decreases in bad debt expense and consulting fees and increases in legal and professional fees.

General and administrative expenses decreased $26,222, from $61,478 to $35,256, for the three months ended June 30, 2016 and 2017, respectively. General and administrative expenses decreased $20,966, from $73,709 to $52,743, for the six months ended June 30, 2016 and 2017, respectively. These decreases were mainly due decreased bad debt expense in the comparable quarters in 2017 vs 2016.

Salaries, wages and related expenses increased $5,533, from $89,338 to $94,871 for the three months ended June 30, 2016 and 2017, respectively. Salaries, wages and related expenses increased $6,575, from $177,727 to $184,302 for the six months ended June 30, 2016 and 2017, respectively. These increases are mainly due to an increase in wage related expenses.

Selling expenses increased $147, from $895 to $1,042, for the three months ended June 30, 2016 and 2017, respectively. Selling expenses increased $53, from $1,773 to $1,826, for the six months ended June 30, 2016 and 2017, respectively. This increase was mainly due to selling and marketing expenses related to the Company’s products.

Consulting fees decreased $31,650 from $38,350 to $6,700 for the three months ended June 30, 2016 and 2017, respectively, due to a decrease in overall consulting services. Consulting fees decreased $140,050 from $146,750 to $6,700 for the six months ended June 30, 2016 and 2017, respectively, due to a decrease in overall consulting services.

Legal and professional fees increased $20,213, from $81,016 to $101,229 for the three months ended June 30, 2016 and 2017, respectively, due to an increase in independent public accounting fees and legal expense. Legal and professional fees increased $55,557, from $97,162 to $152,719, for the six months ended June 30, 2016 and 2017, respectively, due to an increase in independent public accounting fees and legal expense.

Research and Development costs decreased $4,840, from $5,990 to $1,150, for the three months ended June 30, 2016 and 2017, respectively. This decrease was mainly due to decreased research and development expenses for comparable three month periods.

Research and Development costs increased $16,086, from $5,990 to $22,076, for the six months ended June 30, 2016 and 2017, respectively. This increase was mainly due to research and development expenses incurred in the first three months of 2017.

Net interest expense increased $5,013 from $3,117 to $8,130 for the three months ended June 30, 2016 and 2017, respectively. This increase was mainly due to increased debt balances. Net interest expense increased $8,061 from $6,251 to $14,312 for the six months ended June 30, 2016 and 2017, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

Management does not expect existing cash as of June 30, 2017 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2017, the Company has incurred losses over the past years which have resulted in accumulated deficits of $4,707,004, a working capital deficit of $920,095, and has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of June 30, 2017, our cash and cash equivalents were $851 compared to $21,910 at December 31, 2016. Our current cash reserves are not adequate to fund our operations for the 12 month period subsequent to the issuance of our financial statement contained in Item 1. Cash used in operating activities for the six months ended June 30, 2017 was $224,409, compared to $177,302 for the same period in 2016. The increase was primarily due to decreased prepaid expenses, and increased accrued expenses and other current liabilities. For the six months ended June 30, 2017 net cash provided in financing activities was $203,350, compared to $281,235 for the same period in 2016. The decrease was mainly due a decrease in the issuance of common stock. At June 30, 2017, we had negative working capital of $920,095, compared to negative working capital of $611,558 at December 31, 2016. This increase was mainly due to an overall increase in current liabilities. The Company plans to continue to reduce costs and seek additional funding for operations.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2017 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of June 30, 2017 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2017:

(1)we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

(2)we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, and the performance of account reconciliations and approval ;

(3)we have ineffective controls over the period end financial disclosure and reporting process caused by insufficient accounting staff.

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

On June 6, 2017 we issued 2,000,000 shares of common stock, valued at $0.0083 per share for consulting services.

On July 24, 2017, we issued a six month convertible note in the amount of $28,000 with an annual interest rate of 10%.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure required.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a14(a)/Section 302 Certification of Principal Executive Officer
31.2	Rule 13a14(a)/Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: August 14, 2017	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By: /s/ Gerry B. Berg
Gerry B. Berg Chief Financial Officer (Principal Financial Officer)