Form 10-Q
period 2017-09-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2017-11-16
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of November 15, 2017, the Registrant had 806,501,000 outstanding shares of Common Stock with a par value of $0.001 per share.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I Financial Information

Item 1.Financial Statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$5,283	$21,910
Inventory	22,033	36,435
Prepaid expenses and other current assets	40,372	14,304
Total current assets	67,688	72,649

Other non-current assets	23,927	32,226

Total assets	$91,615	$104,875

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$340,339	$327,592
Accrued expenses and other current liabilities	321,643	135,164
Convertible notes payable, net of discount of $46,908	9,092	-
Notes payable-related parties, current portion	415,063	221,451
Derivative liability	98,683	-
Total current liabilities	1,184,820	684,207

Notes payable-related parties, less current portion	-	75,500

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 990,000,000 shares authorized; 791,501,000 and 740,251,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	791,501	740,251
Additional paid-in capital	3,089,061	2,878,111
Accumulated deficit	(4,973,767)	(4,273,194)
Total shareholders' deficit	(1,093,205)	(654,832)

Total liabilities and shareholders' deficit	$91,615	$104,875

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months ended September 30, 2017	For the Three Months ended September 30, 2016	For the Nine Months ended September 30, 2017	For the Nine Months ended September 30, 2016

Net Sales	$630	$1,321	$1,923	$2,586
Cost of Goods Sold	191	394	616	750
Gross Profit	439	927	1,307	1,836

Operating expenses:
General and administrative	22,694	26,065	75,437	101,786
Salaries, wages, and related expenses	95,536	89,911	279,838	267,638
Selling expenses	712	1,197	2,538	957
Consulting fees	22,950	2,000	29,650	148,750
Legal and professional fees	64,226	61,136	216,945	158,298
Research and development	2,038	-	24,114	5,990
Total operating expenses	208,156	180,309	628,522	683,419

Loss from operations	(207,717)	$(179,382)	$(627,215)	$(681,583)

Other income (expense):
Interest expense	(10,363)	(3,366)	(24,675)	(9,617)
Loss on derivative liability	(83,968)	-	(83,968)	-
Change in fair value of derivative liability	35,285	-	35,285	-
Total other income (expense)	(59,046)	(3,366)	(73,358)	(9,617)

Net loss	$(266,763)	$(182,748)	$(700,573)	$(691,200)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	783,207,044	684,275,390	769,394,382	644,158,474

See accompanying notes to condensed consolidated financial statements.

Therapeutic Solutions International, Inc.

Condensed Consolidated Statement of Changes in Shareholders' Deficit

For the nine month period ended September 30, 2017

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2017	740,251,000	$740,251	$2,878,111	$(4,273,194)	$(654,832)

Stock issued	35,250,000	35,250	105,750	-	141,000
Stock issued for services	16,000,000	16,000	105,200	-	121,200
Net Loss	-	-	-	(700,573)	(700,573)

Balance at September 30, 2017	791,501,000	$791,501	$3,089,061	$(4,973,767)	$(1,093,205)

See accompanying notes to condensed consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Cash flows from operating activities
Net loss	$(700,573)	$(691,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation to consultants	121,200	85,800
Shares issued for license agreement	-	16,353
Loss on derivative liability	83,968	-
Change in fair value of derivative liability	(35,285)	-
Amortization of debt discount	9,092	-
Accrued interest, notes payable - related parties	18,876	6,149
Changes in operating assets and liabilities:
Inventory	14,402	(8,676)
Accounts receivable	-	2,184
Prepaid expenses and other current assets	(26,068)	200,159
Other assets	8,300	(16,368)
Accounts payable	12,747	44,349
Accrued expenses and other current liabilities	186,479	73,444
Net cash used in operating activities	(306,862)	(287,806)

Cash flows from financing activities
Proceeds from issuance of common stock	141,000	332,000
Proceeds from notes payable	50,000	-
Net proceeds from notes payable - related parties	99,235	(1,144)
Net cash provided by financing activities	290,235	330,856

Net (decrease) increase in cash	(16,627)	43,050
Cash at beginning of period	21,910	2,183
Cash at end of period	$5,283	$45,233

Supplemental Cash Flow Information:
Cash paid for interest	$3,681	$1,578
Cash paid for income taxes	$-	$800

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$6,000	$-
Debt discount recorded in connection with derivative liability	$50,000	$-

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Going Concern

As of September 30, 2017, the Company has incurred losses over the past years which have resulted in accumulated deficits of $4,973,767, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. Management does not expect existing cash resources as of September 30, 2017 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and by raising additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, the Company may be required to delay, reduce the scope of, or curtail, its operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Note 2 – Summary of Significant Accounting Policies

During the nine months ended September 30, 2017, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on June 7, 2017.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 7, 2017. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated balance sheet at December 31, 2016, contained in the above referenced Form 10-K.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Note 2 – Summary of Significant Accounting Policies (continued)

Use of Estimates

Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding plus potential common shares outstanding. Potential common shares outstanding are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of September 30, 2017, outstanding potential common shares outstanding included shares underlying convertible debt and amounted to 133,989,887 shares.

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

Note 4 – Notes Payable-Related Parties

At September 30, 2017 and December 31, 2016, the Company has unsecured interest bearing demand notes outstanding to certain officers and directors amounting to $415,063 and $296,951, respectively. Interest accrued on these notes during the nine months ended September 30, 2017 and 2016 was $18,876 and $6,149, respectively.

Note 5 – Convertible Notes Payable

On July 24, 2017 and September 7, 2017, the Company entered into two $28,000 convertible promissory notes with a third party for which the proceeds were used for operations. The Company received net proceeds of $50,000 and thus a $6,000 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum for which $28,000 plus accrued interest are due on April 30, 2018 and June 15, 2018. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 55% of the average of the three (3) lowest trading price of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120 of 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve a total of 133,898,887 common shares in connection with the promissory notes.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Note 5 – Convertible Notes Payable (continued)

These convertible promissory notes are convertible into a variable number of shares of common stock for which there is not a floor to the number of common stock we might be required to issue. Based on the requirements of ASC 815 Derivatives and Hedging, the conversion feature represented an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results each reporting period.

On July 24, 2017 and September 7, 2017, the convertible note issuance dates, the Company valued the conversion feature resulting in initial liability of $133,968. Since the fair value of the derivatives were in excess of the proceeds received of $50,000, a full discount to convertible notes payable and a day one loss on derivative liabilities of $83,968 was recorded. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from of $0.003 to $0.004, the closing stock price of the Company's common stock on the date of valuation ranging from $0.008 to $0.009, an expected dividend yield of 0%, expected volatility ranging from 299% to 319%, risk-free interest rates ranging from 1.21% to 1.23%, and an expected term of 0.77 years. On September 30, 2017, the derivative liabilities were revalued at $98,683 resulting in a gain of $35,285 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions:conversion price of $0.004, the closing stock price of the Company's common stock on the date of valuation of $0.008, an expected dividend yield of 0%, expected volatility ranging from 330% to 341%, risk-free interest rate of 1.31%, and an expected term ranging from 0.58 to 0.71 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the interest method. During the three and nine months ended September 30, 2017, the Company amortized $9,092 to interest expense. As of September 30, 2017, discounts of $46,908 remained for which will be amortized through June 30, 2018.

Note 6 – Subsequent Events

On October 2, 2017, we issued 2,500,000 shares of common stock, valued at $0.0095 per share for consulting services.

On October 20, 2017, we issued 12,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

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

OmniBiome, Inc., (“OMNI”) - is a majority-owned subsidiary of TSOI, incorporated in the State of Delaware on October 20, 2015, where the intellectual property surrounding probiotics is housed. OMNI is focused on therapeutic / RX approaches to either utilize or intervene with systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal heathcare and resulting birth outcomes. The Officers and Directors of the Company are also Officers and Directors of OMNI. As of September 30, 2017 and November 15, 2017, TSOI owns approximately 73.75% of the outstanding share of OMNI. As of September 30, 2017 and November 15, 2017, formal operations have not commenced.

Emvolio, Inc., (“EMVO”) – is a wholly-owned subsidiary of TSOI, incorporated in the State of Delaware on October 3, 2016, where the intellectual property surrounding immune-oncology is housed. EMVO intends to develop products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. The Officers and Directors of the Company are also the Officers and Directors of EMVO. As of September 30, 2017 and November 15, 2017, formal operations have not commenced.

SandBox Dental Labs, Inc., is a wholly-owned subsidiary of TSOI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our exclusively licensed Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Officers and Directors of the Company are also the Officers and Directors of SandBox. As of September 26, 2017, limited operations have begun.

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

Then on October 16, 2017, TSOI announced the filing of an additional patent on the use of pterostilbene. The invention pertains to utilization of pterostilbene for augmenting immunogenicity of cancer cells treated with various therapies and is titled as "Synergistic Inhibition of Glioma Using Pterostilbene and Analogues Thereof"

This third pterostilbene patent represents several years of research and literature review and was developed to utilize the ability of the immune system to augment the possibility of increasing overall survival of glioma patients after treatment with conventional therapies. Our data suggests that when pterostilbene is combined with brain cancer therapeutics such as Gefitinib, Sertraline, or Temozolomide, the prognosis is vastly improved.

What is particularly interesting is that pterostilbene appears to make cancer cells more visible to the immune system subsequent to their being attacked by conventional drug approaches, specifically, we observed that this increase of immunogenicity that pterostilbene causes in chemotherapy treated cancer cells allows for enhanced immunity to cancer cells that have escaped chemotherapy, thus theoretically enhancing patient prognosis.

TSOI markets currently several other nutraceuticals, they include Liposomal CoQ10, Curcumin, and Vitamin-C, all powerful antioxidants.

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

FUTURE BUSINESS DESCRIPTION

Dental

SandBox Dental Labs, Inc.

SandBox Dental Labs, Inc., (SandBox) is a wholly-owned subsidiary of TSOI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our exclusively licensed Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Officers and Directors of the Company are also Officers and Directors of SandBox. As of September 36, 2017, limited operations have begun.

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

Key Benefits:

•Full lateral movement

•Full patient adjustability

•High Patient Comfort

•Clinically proven and effective

•Internal fixings improve comfort

Fetal-Maternal Health

OmniBiome, Inc.

OmniBiome, Inc. (OMNI), a majority-owned subsidiary of TSOI, is focused on therapeutic / Rx approaches to either utilize or intervene with the systemic effects of the vaginal, lactal-duct and oral microbiomes for improving maternal healthcare and resulting birth outcomes. The Officers and Directors of the Company are also officers and Directors of OMNI. As of September 30, 2017 and August 11, 2017, TSOI owns approximately 73.75% of the outstanding shares of OMNI. As of September 30, 2017 and November 15, 2017 operations have not commenced.

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

Immune-Oncology

Emvolio, Inc.

Emvolio, Inc., (EMVO) is a wholly-owned subsidiary of TSOI where the intellectual property surrounding immune-oncology is housed. The Company intends to develop products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. The Officers and Directors of the Company are also Officers and Directors of EMVO. As of September 30, 2017 and November 15, 2017, formal operations have not commenced.

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

For the three months and nine months ended September 30, 2017 and 2016

We had a net loss of $266,763 for the three months ended September 30, 2017, compared to a net loss of $182,748 for the three months ended September 30, 2016, an increase of $84,015. This increase was mainly due to increases in Salaries, wages and related expenses, consulting fees and legal and professional fees. We had a net loss of $700,573 for the nine months ended September 30, 2017, compared to a net loss of $691,200 for the nine months ended September 30, 2016, an increase of $9,373. This increase was mainly due to increases in legal and professional fees and decreases in general and administration expenses and consulting fees. .

Net sales decreased $691, from $1,321 to $630, for the three months ended September 30, 2016 and September 30, 2017, respectively. Net sales slightly decreased $663, from $2,586 to $1,923, for the nine months ended September 30, 2016 and September 30, 2017, respectively.

Cost of goods sold decreased $203, from $394 to $191, for the three months ended September 30, 2016 and September 30, 2017, respectively. Cost of goods sold decreased $134, from $750 to $616, for the nine months ended September 30, 2016 and September 30, 2017, respectively.

Operating expenses for the three month periods ended September 30, 2017 and 2016 were $208,156 and $180,309, an increase of $27,847. This increase was mainly due to increases in salaries, wages and related expenses, consulting fees and legal and professional fees. Operating expenses for the nine month periods ended September 30, 2017 and 2016 were $628,522 and $683,419, a decrease of $54,897. This decrease was mainly due to decreases in General and Administration expenses and consulting fees along with increases in legal and professional fees.

General and administrative expenses decreased $3,371, from $26,065 to $22,694, for the three months ended September 30, 2016 and 2017, respectively. General and administrative expenses decreased $26,349, from $101,786 to $75,437, for the nine months ended September 30, 2016 and 2017, respectively. These decreases were mainly due decreased bad debt expense in the comparable quarters in 2017 vs 2016.

Salaries, wages and related expenses increased $5,625, from $89,911 to $95,536 for the three months ended September 30, 2016 and 2017, respectively. Salaries, wages and related expenses increased $12,200, from $267,638 to $279,838 for the nine months ended September 30, 2016 and 2017, respectively. These increases are mainly due to an increase in wage related expenses.

Selling expenses decreased $485, from $1,197 to $712, for the three months ended September 30, 2016 and 2017, respectively. This was mainly due a decrease in selling and marketing expenses related to the Company’s products during the period. Selling expenses increased $1,581, from $957 to $2,538, for the nine months ended September 30, 2016 and 2017, respectively. This increase was mainly due to selling and marketing expenses related to the Company’s products.

Consulting fees increased $20,950 from $2,000 to $22,950 for the three months ended September 30, 2016 and 2017, respectively, due to an increase in overall consulting services. Consulting fees decreased $119,100 from $148,750 to $29,650 for the nine months ended September 30, 2016 and 2017, respectively, due to a decrease in overall consulting services.

Legal and professional fees increased $3,090, from $61,136 to $64,226 for the three months ended September 30, 2016 and 2017, respectively, due to an increase in independent public accounting fees and legal expense. Legal and professional fees increased $58,647, from $158,298 to $216,945, for the nine months ended September 30, 2016 and 2017, respectively, due to an increase in independent public accounting fees and legal expense.

Research and Development costs increased $2,038, from $0 to $2,038, for the three months ended September 30, 2016 and 2017, respectively. This increase was mainly due to increased research and development expenses for the comparable three month periods. Research and Development costs increased $18,124, from $5,990 to $24,114, for the nine months ended September 30, 2016 and 2017, respectively. This increase was mainly due to research and development expenses incurred in the first three months of 2017.

Net interest expense increased $6,997 from $3,366 to $10,363 for the three months ended September 30, 2016 and 2017, respectively. This increase was mainly due to increased debt balances. Net interest expense increased $15,058 from $9,617 to $24,675 for the nine months ended September 30, 2016 and 2017, respectively. This increase was mainly due to increased debt balances.

Loss on derivative liabilities increased $83,968, from $0 to $83,968, for the three and nine months ended September 30, 2016 and 2017, respectively. This increase was due to a loss incurred on derivative liabilities during the three months ended September 30, 2017.

Change in fair value of derivative liability was $35,285 for the three and nine months ended September 30, 2017 verses $0 for the three and nine months ended September 30, 2016. This change was due to a change in derivative liability during the three months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2017, the Company has incurred losses over the past years which have resulted in accumulated deficits of $4,973,767, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. Management does not expect existing cash resources as of September 30, 2017 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and by raising additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, the Company may be required to delay, reduce the scope of, or curtail, its operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

As of September 30, 2017, our cash and cash equivalents were $5,283 compared to $21,910 at December 31, 2016. Our current cash reserves are not adequate to fund our operations for the 12 month period subsequent to the issuance of our financial statement contained in Item 1. Cash used in operating activities for the nine months ended September 30, 2017 was $306,862, compared to $287,806 for the same period in 2016. The increase was primarily due to decreased prepaid expenses, and increased accrued expenses and other current liabilities. For the nine months ended September 30, 2017 net cash provided in financing activities was $290,235, compared to $330,856 for the same period in 2016. The decrease was mainly due a decrease in the issuance of common stock. At September 30, 2017, we had negative working capital of $1,117,132, compared to negative working capital of $611,558 at December 31, 2016. This increase was mainly due to an overall increase in current liabilities. The Company plans to continue to reduce costs and seek additional funding for operations.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2017 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of September 30, 2017 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of September 30, 2017:

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

On July 6, 2017, we issued 2,000,000 shares of common stock, valued at $0.0083 per share, for consulting services.

On July 24, 2017, we issued a six month convertible note in the amount of $28,000 with an annual interest rate of 12%.

On August 21, 2017, we issued 6,250,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement.

On August 21, 2017, we issued 1,000,000 shares of common stock, valued at $0.0053 per share, for consulting services.

On August 28, 2017, we issued 2,000,000 shares of common stock, valued at $0.0063 per share, for consulting services.

On September 7, 2017, we issued a six month convertible note in the amount of $28,000 with an annual interest rate of 12%.

On September 20, 2017, we issued 3,000,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: November 16, 2017	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2017	By: /s/ Gerry B. Berg
Gerry B. Berg Chief Financial Officer (Principal Financial Officer)