Form 10-K
period 2017-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2018-04-17
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,491,152 based on a closing price of $0.006 as of June 30, 2017.

As of April 17, 2018, 832,801,713 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

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

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSI filed a patent application for ProJuvenol® on 07-08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions” and was granted that patent on June 20, 2017.

Emvolio, Inc. (“EMVO”) – is a wholly-owned subsidiary of TSI, incorporated in the State of Delaware on October 03, 2016. EMVO intends to focus on developing products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. Mr. Dixon and Mr. Berg, and Dr. Ichim, of the Company, are also officers and officers and/or directors of EMVO. As of April 16, 2018, formal operations have not commenced.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company is currently in the process of seeking regulatory approval for its device to treat sleep apnea. As of April 16, 2018, formal operations have not commenced.

Management does not expect existing cash as of December 31, 2017 or as of March 31, 2018 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these December 31, 2017 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2017, the Company has incurred losses totaling $5.3 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Emvolio, Inc., (“EMVO”) – is a wholly-owned subsidiary of TSI, incorporated in the State of Delaware on October 3, 2016, where the intellectual property surrounding immune-oncology is housed.

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

In addition, on April 28, 2016 the Company filed a patent application covering the use of pterostilbene for augmentation of stem cell activity. Diseases such as diabetes, cardiovascular disease, and neurodegenerative diseases are characterized by deficient stem cell activity. The patent covers the stimulation of stem cells that already exist in the patient’s body, as well as stem cells that are administered therapeutically.

Studies have shown that patients who have higher levels of endogenous stem cell activity have reduced cardiovascular disease risk and undergo accelerated neurological recovery after stroke as compared to patients with lower numbers of such stem cells.

On October 16, 2017 the Company filed a patent application titled "Synergistic Inhibition of Glioma Using Pterostilbene and Analogues Thereof" which was developed to utilize the ability of the immune system to augment the possibility of increasing overall survival of glioma patients after treatment with conventional therapies. Our data suggests that when pterostilbene is combined with brain cancer therapeutics such as Gefitinib, Sertraline, or Temozolomide, the prognosis is vastly improved.

The Company continues their research into the use of pterostilbene the active ingredient in ProJuvenol. To that end we have been able to produce a nanoemulsion of pterostilbene we are tentatively naming “NanoStilbene”.

Pterostilbene, being extracted from many plants, has significant biological activities in preventing cancer, diabetes, and cardiovascular diseases so as to have great potential applications in pharmaceutical fields.

NanoStilbene is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion can not only improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time.

A typical dose would be 5-10 milliliters yielding between 150 – 300 milligrams per dose. In addition to the benefits of the nanoparticle pterostilbene we chose to use medium chain triglycerides (MCT), derived from coconut oil, as one of our oil mediums in preparing the nanoemulsion. MCTs are not stored as fat, but rather convert quickly into Adenosine triphosphate (ATP), which provides energy for the body and brain at the cellular level.

MCT’s are also shown to increase metabolic thermo-genesis, improve stamina, endurance, athletic performance, and energy levels, as well as exhibiting potent anti-microbial properties – providing immune system benefits and helping in balancing candida in the gut.

NanoStilbene will soon be available in 150ml & 300ml bottles at a concentration of 30mg per ml with a recommended daily dose of 150mg.

Pterostilbene, (trans-3,5-dimethoxy-4-hydroxystilbene) is a stilbene compound that is structurally similar to other popular stilbenes such as resveratrol or piceatannol; it is named after its first discovered source (the pterocarpus genus) but is also a component of blueberries and grape products. It is a phytoalexin (compound produced by plants as a defense against parasites and insects) similar to resveratrol albeit more potent.

Pterostilbene has been found to be significantly more stable in vivo than resveratrol, its half-life in vivo is approximately 104 minutes versus resveratrol, for 13 minutes. Further, studies indicate that the body better absorbs pterostilbene than resveratrol, and pterostilbene is more biologically active than resveratrol, and is more efficacious than resveratrol in inhibiting certain biological activities including pro-inflammatory enzymes (providing anti-inflammatory benefits), and cell membranes producing lipid peroxidation (providing anti-oxidant support).

Each of the benefits below are specifically a growing concern within our targeted demographics, the availability of a natural product to the existing medical protocols provides a logical and affordable alternative, without many of the adverse side effects of traditional medicines.

•Reduced insulin sensitivity

•Reduction in VLDL and LDL (bad) cholesterol levels

•Increasing HDL (good) cholesterol levels

•Positive vascular smooth muscle cells

•Anti-inflammatory benefits

•Anti-oxidant benefits

•Cognitive function improvement

•Skin protection from Ultra Violet light exposure

NanoTechnology

Therapeutic uses of nanotechnology typically involve the delivery of small-molecule drugs, peptides, proteins, and nucleic acids. Nanoparticles have advanced pharmacological effects compared with the therapeutic entities they contain. Active intracellular delivery and improved pharmacokinetics and pharmacodynamics of drug nanoparticles depend on various factors, including their size and surface properties.

Nanoparticle therapeutics is an emerging treatment modality in cancer and other inflammatory disorders. The National Cancer Institute has recognized nanotechnology as an emerging field with the potential to revolutionize modern medicine for detection, treatment, and prevention of cancer.

To perfect and scale up this product we need to accomplish several important steps.

1.)Pharmacokinetics of blood serum concentration across a prescribed period of time.

2.)This involves the study of the bodily absorption, distribution, metabolism, and excretion of drugs and the characteristic interactions of a drug and the body in terms of its absorption, distribution, metabolism, and excretion.

3.)Small pilot study to be performed under the direction of Dr. Santosh Kesari at John Wayne Cancer Institute in Santa Monica CA. by conducting a clinical trial assessing the effects of pterostilbene in modulating immune response and inflammatory parameters in a group of advanced solid tumor cancer patients.

4.)Translate our PIC process to our GMP manufacturer.

The data in Granted U.S. Patent No.: 9,682,047 strongly suggest that pterostilbene administration may be an inexpensive and safe method of augmenting efficacy of numerous immunotherapeutic drugs. Although cancer immunotherapy has revolutionized the prognosis of many patients, the majority of patients still possess poor or suboptimal responses to this approach.

We are optimistic that if the proposed trial demonstrates positive results, this will serve as a foundation for initiating combination clinical trials aimed at turning non-responders to responders using pterostilbene.

ProJuvenol® - Is a powerful synergistic blend of complex anti-aging ingredients inspired by nature to help promote cellular rejuvenation and healthy functionality for everyday living. Based upon one of nature’s unique and intelligent anti- oxidants/anti-inflammatories.

NanoStilbene is an easily absorbed nanoemulsion of nanoparticle pterostilbene in the range of 75-100nm at a concentration of 30 milligrams per milliliter. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion can not only improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time.

Dental

SandBox Dental Labs, Inc.

SandBox Dental Labs, Inc., is a wholly-owned subsidiary of TSI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance named Morpheus™ to treat their patients with mild to moderate obstructive sleep apnea.

The SandBox Dental Sleep Appliance, named Morpheus™, has been tested in a randomized controlled cross over trial against CPAP and a placebo, and it is also one of the most technologically advanced and patient friendly MAS’s (mandibular advancement splints) on the market.

The Company has submitted to FDA a new 510(k) application on June 20, 2017. On June 27, 2017, the Company was notified that our Submission for premarket notification was received and has been given Submission Number: K171918. Currently K171918 is in a clinical hold until we are able to conduct cytotoxicity and biocompatibility testing of the plastic and acrylic materials used in the construction of the appliance.

The full clinical trial information is not contained in this document, but the headline success rate of Morpheus was 80.3% in fully apneic patients. The potential exists for the device to be even more successful in non-apneic snorers (Barnes et al. (2004). Efficacy of Positive Airway Pressure and Oral Appliance in Mild to Moderate Obstructive Sleep Apnoea.).

The appliance combines a high clinical success rate with key features that make it more comfortable and flexible for the patient. Unlike some MAS devices, our appliance is fully patient adjustable negating the need for further clinical visits for simple titration. Should the patient need to modify the degree of mandibular advancement they can simply adjust with the key provided.

Education, Training & Marketing

Our goal is to make every effort to educate our physicians and dentists so that evidenced based decision making leads to a patient centric system. Oral appliance therapy will only increase in its value in sleep medicine, if the education of our physicians and patients as well as dentists leads to increased awareness, a patient centric decision becomes more likely.

The Company intends to provide Continuing Education and Training as part of our overall marketing. We are staffed and prepared to offer the high quality courses that are indeed evidenced based and taught with our Dental Advisor and key opinion leader, Dr. Barry Glassman, other carefully chosen and trained dental instructors, and an appropriate physician team as well.

There is no field in medicine that has experienced growth and the dynamic changes more than sleep medicine. Those changes are seen as “traumatic” by traditionalists who do not recognize the problems of the existing model of sleep medicine and how that model actually prevents effective diagnosis and treatment. In an attempt to maintain “status quo” sleep medicine tends to react defensively.

There are many instances of resolution of severe Obstructive Sleep Apnea (OSA) with oral appliance therapy, and at the same time, one can point to instances of failure of oral appliance therapy to treat mild OSA. Clearly the number of outliers using AHI alone is significant. In addition, recent work of Cistuli, Sullivan, Anandam and others make it clear that oral appliance therapy can be as effective as CPAP in prevention of severe cardiovascular accidents in patients with severe OSA. There is no question, then, that Oral Appliance Therapy (OAT) has a real role in treatment, and that programs that do not have OAT as an alternative may not an effective treatment for patients.

Market Competition

According to a new research study from Global Market Insights, Inc., the Sleep Apnea Devices Market size is poised to exceed USD 8.7 billion by 2023.

The ‘Morpheus’ is an “in-patent” laboratory-manufactured device molded specifically to patient impressions. As a soft, slim-line two-piece device it allows full lateral movement while retaining high levels of patient comfort and custom made accuracy. By allowing a degree of movement during the night the device remains in the mouth unlike some devices that may dislocate. TSOI has exclusivity in the USA until patent expires in 2033.

The ‘Thornton Adjustable Positioner’, or TAP, is an "out-of-patent" mandibular (lower jaw) advancement device specifically engineered for keeping your airway open during sleep. Currently the #1 prescribed appliance in the USA.

The ‘SomnoDent’ oral appliance is a premium, custom-fitted dental sleep appliance developed for the treatment of snoring and obstructive sleep apnea. Currently the #2 prescribed appliance in the USA with sales of 5000 new appliances monthly.

Operational Workflow and Support

The Company has plans to eventually build-out our own physical dental lab but for a period of time we will engage contract manufacturing to produce our appliances until sufficient capital is available to construct our own laboratory.

Contract Manufacturing with S4S Dental UK

The Company has exclusivity in the USA in a licensing agreement with S4S Dental Laboratory of Sheffield England (s4sdental.com). TSOI has had a relationship with S4S Dental for many years and they are more than capable of meeting our needs as we grow our market.

S4S Dental markets the Morpheus in the UK as the “Sleepwell” and so there is no difference between the two appliances and their expertise in manufacturing is to our benefit as we grow our own US Market.

Workflow:

•SandBox will receive dental impressions and prescription from dentist.

•SandBox lab techs will produce dental models from impressions that will be scanned 3-Dimensionally and transmitted to manufacturer.

•Appliance will then be fabricated to the specifications of prescribing dentist.

•Finished appliance will be returned to SandBox and subsequently delivered to prescribing dentist.

•All of this will be accomplished within the general two-week turnaround time of most labs.

Technical and Clinical Support:

•Tier 1 technical support will be provided through support line and electronic communications.

•Tier 2 clinical support (doctor to doctor) will be provided by Dr. Glassman for a period of time with the addition of future assistants as we grow.

The Officers and Directors of the Company are also officers and Directors of SandBox. As of April 16, 2018, formal operations have not commenced. Expenses to date have been funded by TSI.

Immune-Oncology

Emvolio, Inc.

Emvolio, Inc., (EMVO) is a wholly-owned subsidiary of TSI where the intellectual property surrounding immune-oncology is housed. The Company intends to develop products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies.

The Officers and Directors of the Company are also officers and Directors of EMVO. As of April 16, 2018, TSI has licensed certain patents to Emvolio, but formal commercial operations have not commenced. Expenses to date have been funded by TSI.

On April 10, 2017, TSI licensed to EMVO a patent titled “Targeting the Tumor Microenvironment through Nutraceutical Based Immunoadjuvants” known clinically as “StemVacs”.

On May 01, 2017, TSI licensed to EMVO a patent titled “Targeting the Tumor Microenvironment through Nutraceutical Based Immunoadjuvants” known clinically as “Cancer Metabolic Detox”.

On May 17, 2017, TSI licensed to EMVO a patent titled “Activated Leukocyte Extract for Repair of Innate Immunity in Cancer Patients” known clinically as “innaMune”.

On June 01, 2017, TSI licensed to EMVO a patent titled “Augmentation of Anti-Tumor Immunity by Mifepristone and Analogues Thereof” known clinically as “LymphoBoost”.

On June 12, 2017, TSI licensed to EMVO a patent titled “Methods of Re-Activating Dormant Memory Cells with Anticancer Activity” known clinically as “MemoryMune”.

StemVacs: StemVacs is a subcutaneously administered vaccine comprised of immune stimulatory peptides resembling cancer stem cell specific proteins.

On April 12, 2017, the Company announced the submission of an Investigational New Drug Application with the US FDA for use of its StemVacs cancer immunotherapeutic in patients with solid tumors. The trial seeks to establish safety and immune response of the cancer, targeting a new personalized dendritic cell vaccine.

This is a single center, open label, non-randomized phase I trial to test the safety and potential efficacy of StemVacs in advanced cancer patients. We plan to treat a total of 15 patients that are ineligible for current treatments or have failed standard therapy using a total of 2 intravenously administered ascending doses of irradiated StemVacs. Doses will be 10, 25, and 50 million cells per injection. Injections will be performed on days 0 and 14 and responses will be evaluated at 1, 3, 6 and 12 months based on RECIST criteria (Response Evaluation Criteria In Solid Tumors (RECIST) is a set of published rules that define when tumors in cancer patients improve ("respond"), stay the same ("stabilize"), or worsen ("progress") during treatment.).

Additionally immune response changes will be assessed at baseline, 3, 6 and 12 months. The study will last 1 year. As of April 16, 2018, enrollment has not commenced.

Thomas Ichim, Ph.D., will be the person responsible for monitoring the conduct and progress of the clinical investigation as well as responsibility to review and evaluate information relevant to the safety of StemVacs.

Santosh Kesari, M.D., Ph.D., will be the Principal Investigator and the trial will be conducted at the John Wayne Cancer Institute with the cellular product being generated, tested, and filled by the John Wayne Cancer Institute Cell Processing Facility with cells previously generated from autologous patients.

The Primary Objective is safety and feasibility of StemVacs administration at 12 months as assessed by lack of adverse medical events. The Secondary Objective is efficacy as judged by tumor response, time to progression, and immunological monitoring.

Patients will be divided into 3 groups of 5 and administered: a) Group 1: 10 million cells; b) Group 2; 25 million and c) Group 3; 50 million cells of StemVacs intravenously administered. Each injection will be in a volume of 20 ml. StemVacs administration will be performed on days 0 and 14. Between dose escalation there will be a minimum 1 month break to assess adverse events by the data safety monitoring board.

Stimulation of immunity by Dendritic Cells (DC) has been demonstrated to function via antigen specific and non-specific manner. The current study will test the hypothesis that administration of peripheral blood DC matured by Transfer Factor (TF) will possess a favorable toxicity criteria and induce immune modulation in patients with advanced solid tumors.

Given the known suppression of DC activity by tumor cells, one hypothesis of the clinical trial will be that exogenously generated and matured DC will allow for an antigen non-specific immune modulation in the T cell and Natural Killer (NK) cell compartment. The findings of this study will support the use of StemVacs as an antigen-nonspecific immune modulatory treatment that will be utilized as a monotherapy or as combination with antigen specific modalities such as peptide or protein based vaccines.

In addition to StemVacs, the following four products will also be licensed exclusively to EMVO by TSOI who owns the intellectual property.

Cancer Metabolic DeTox: This is an orally administered agent that is derived from various herbs termed apigenin. The unique property of apigenin is that it inhibits a cancer associated metabolic pathway that degrades the amino acid tryptophan. Specifically, apigenin inhibits the enzyme indolamine 2,3 deoxygenase (IDO), which is responsible for breaking down tryptophan in the vicinity of the tumor and generating by-products such as kynurenine. It is known that immune activation is dependent on tryptophan being present in the tumor environment. The depletion of tryptophan and generation of kynurenine by tumor cells and tumor associated cells is a major cause of immune suppression in cancer. By administering Cancer Metabolic DeTox, the innate arm of the immune system has a chance to regenerate. This positions the patient for better outcome after administration of specific immune stimulating vaccines.

MemoryMune: This is a product derived from a two-step culture process of donor blood cells. The product MemoryMune reawakens dormant immune memory cells. It is known that many cancer patients possess memory T cells that enter the tumor, however, once inside the tumor these cells are inactivated. MemoryMune contains a unique combination of growth factors specific for immune system cells called “cytokines”.

LymphoBoost: LymphoBoost is a proprietary formulation of Misoprostol, a drug approved for another indication, which we have shown to be capable of stimulating lymphocytes, particularly NK cells and T cells, both critical in maintaining anti-tumor immunity.

innaMune: This is a biological product derived from tissue culture of blood cells derived from healthy donors. It is a combination of cytokines that maintain activity of innate immune system cells, as well as having ability to shift M2 macrophages to M1.

The overarching approach to cancer at EMVO is as follows:

1.)Treat innate immune suppression: Administration of oral apigenin/pterostilbene (Cancer DeTox Product) to decrease immune suppressive toxic molecules made by tumor and tumor microenvironment.

2.)Treat adaptive immune suppression: Administration of MemoryMune to activate dormant memory cells recognizing the tumor. Administration of LymphoBoost to repair deficient IL-12 production.

3.)Stimulation of immune response to cancer stem cells (StemVacs).

4.)Consolidation and maintenance of immunity: Cycles of StemVacs, supported by innaMune and LymphoBoost

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

EMPLOYEES

As of December 31, 2017, we had three full-time employees, all non-union. We believe that our relations with our employees are good.

COMPETITION

The bio-technology, bio-pharma, and nutraceutical industries are subject to rapid technological change. Competition from domestic and foreign companies, large pharmaceutical companies and other interested businesses is intense and expected to increase. A number of companies with significantly greater resources are pursuing the development of pharmaceuticals, biologics, and nutraceuticals in our targeted areas.

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

Our management concluded that as of December 31, 2017 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2017:

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

Based on our current plan, we believe we will need additional capital to support our operations.

Based on our current business plan, we believe that our cash and cash equivalents at December 31, 2017 will not be sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report on Form 10-K. Our current commercialization of products and clinical trial strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash. We need to raise additional capital to fund our operations. We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing or other preferred equity instruments, if available, may involve restrictive covenants.

There is substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2017 with respect to this uncertainty. This going concern uncertainty, and any future going concern uncertainty, could materially limit our ability to raise additional capital. We have incurred significant losses since our inception, and it is possible we will never achieve future profitability. The Company is currently developing its new NanoStilbene product for commercialization. In addition, we are currently seeking regulatory clearance for our subsidiary SandBox’s product to treat obstructive sleep apnea in the United States. As a result, we continue to incur significant general and administrative expenses related to our operations. As a result, we have incurred substantial net losses to date. Our net losses for the years ended December 31, 2017 and 2016 were $0.996 million and $1.062 million, respectively. As of December 31, 2017, we had an accumulated deficit of $5.3 million. Meaningful revenues will likely not be available until, and unless, the Company can successfully launch our current TSI product line and our SandBox subsidiary’s product is cleared by the FDA and successfully commercialized. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations.

SandBox Dental Labs, Inc.

We are subject to FDA regulations which have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. Before we can market or sell our proprietary Sleep Appliance named Morpheus™ in the U.S., we must obtain clearance under Section 510(k) from the FDA.

Emvolio, Inc.

The Company is currently on a clinical hold until we can provide additional animal toxicology studies to the FDA. Meaningful revenues will likely not be available until, and unless, the Company can successfully gain approval from the FDA to clinically test our cancer vaccine in humans. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations.

We may not be able to effectively manage our potential growth and the execution of our business plan.

Our potential growth and the execution of our business plan together are likely to place significant strain on our managerial, operational and financial resources. To effectively manage our potential growth and execute our business plan, we will need to, among other things:

•retain additional personnel across several departments in the Company;

•develop strong customer loyalty for new products in a crowded competitive marketplace;

•continue to establish and continue to increase awareness of our brands;

•price our products and services at points which will allow us to maximize sales while at the same time maximizing gross profit margins;

•establish, maintain, expand and manage multiple relationships with various vendors, strategic partners, licensees and other third parties, including suppliers of the products we sell on our website and elsewhere, warehousing distributors, shipping companies and others;

•rapidly respond to competitive developments, particularly when new high-demand products become available;

•build an operations structure to support our business and provide efficient and effective customer service and support;

•expand our IT infrastructure to respond to increasing customer traffic to our website, demand for content from site users and to manage growing e-commerce transactions;

•establish and maintain effective financial and management controls, reporting systems and procedures;

•control our expenses;

•provide competitive employee salaries and benefit packages; and,

•avoid lawsuits and other adverse claims.

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

The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid change. Our competitors include:

•traditional and well established companies with recognized and well patronized brands in the nutritional supplements and health products industry segment;

•entrenched nutritional supplements and health products companies with well known customer on-line services and portals and other high-traffic web sites that provide sales access to healthcare and nutritional supplements and related products; and

•companies that focus on providing on-line and/or off-line healthcare related content, including some that promote competitor brands.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, we are not required to furnish information under this Item 1B.

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

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is now traded in OTC Markets under the stock symbol TSOI, which results in a very illiquid and limited market for our common stock. As of the date of Annual Report on Form 10-K there are approximately 171 stockholders of record of our common stock.

The following table sets forth the quarterly high and low closing sales prices for our common stock from January 1, 2016 through December 31, 2017.

Quarter Ended	High	Low
December 31, 2017	$0.009	$0.004
September 30, 2017	$0.02	$0.005
June 30, 2017	$0.018	$0.004
March 31, 2017	$0.013	$0.002
December 31, 2016	$0.007	$0.002
September 30, 2016	$0.01	$0.004
June 30, 2016	$0.012	$0.003
March 31, 2016	$0.007	$0.002

Dividends

We did not declare or pay dividends during 2016 to 2017.

Issuances of Unregistered Securities

On January 4, 2016, we issued 2,500,000 shares of common stock, valued at $0.0025 per share, for consulting services.

On January 22, 2016, we issued 2,500,000 shares of common stock, valued at $0.0035 per share, for consulting services.

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

On March 7, 2016, we issued 10,000,000 shares of common stock, valued at $0.0004 per share, for consulting services.

On March 21, 2016, we issued 100,800,000 shares of common stock, valued at $0.0025 per share, for an investment in the Company’s Private Placement.

On May 2, 2016, we issued 1,000,000 shares of common stock, valued at $0.0025 per share, for an investment in the Company’s Private Placement and 1,000,000 shares of common stock, valued at $0.0025 per share, for consulting services.

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

On April 28, 2017, we issued 10,000,000 shares of common stock, valued at $0.008 per share, for legal services and 1,000,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement.

On July 6, 2017, we issued 2,000,000 shares of common stock, valued at $0.0083 per share for consulting services.

On July 24, 2017, we issued a six month convertible note in the amount of $28,000 with an annual interest rate of 10%.

On August 21, 2017, we issued 6,250,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement and 1,000,000 shares of common stock, valued at $0.0053 per share, for consulting services.

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

ITEM 6 SELECTED FINANCIAL DATA.

Not required for a “smaller reporting company”.

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

Results of Operations

We had a net loss of approximately $0.996 million in 2017 compared to a net loss of approximately $1.06 million in 2016.

Net sales decreased $2,158, from $5,009 to $2,851, for the years ended December 31, 2016 and 2017, respectively. This decrease was mainly lack of marketing resources to promote the Company’s nutraceutical line of products.

Cost of goods sold decreased $783, from $1,606 to $823, for the years ended December 31, 2017 and 2016, respectively. This decrease was mainly due to lower net sales of the Company’s new nutraceutical line of products in 2017 vs 2016

Operating expenses for the years ended December 31, 2017 and December 31, 2016 were approximately $0.886 million and $1.046 million, respectively, a decrease of $0.158 million. This decrease was mainly due a combination of decreased general and administrative expenses, increased salaries, wages and related costs, a decrease in consulting fees, and an increase in legal and accounting fees.

General and administrative expenses decreased approximately $14 thousand, from $121 thousand to $107 thousand, for the years ended December 31, 2016 and 2017, respectively. This decrease was mainly due to a decrease in bad debt expenses during the year.

Salaries, wages and related expenses increased approximately $48 thousand, from $355 thousand to $403 thousand, for the years ended December 31, 2016 and 2017, respectively. This increase was mainly due to an increase in officers’ salaries.

Selling expenses increased approximately $1.8 thousand, from $1.5 thousand to $3.3 thousand, for the years ended December 31, 2016 and 2017, respectively. This increase was mainly due to increased selling and marketing expenses related to the Company’s nutraceutical line of products.

Consulting fees decreased approximately $286 thousand from $356 thousand to $70 thousand for the years ended December 31, 2016 and 2017, respectively, due to a decrease in overall consulting services during 2017.

Legal and professional fees increased approximately $77 thousand, from $201 thousand to $278 thousand for the years ended December 31, 2016 and 2017, respectively, due to an increase in overall accounting, patent and general counsel services.

Research and Development costs increased approximately $14 thousand, from $11 thousand to $25 thousand, for the years ended December 31, 2016 and 2017, respectively. This increase was mainly due to research and development expenses related to the Company’s nutraceutical line of products.

Loss on derivative liability increased approximately $84 thousand from $0 to $84 thousand for the years ended December 31, 2016 and 2017, respectively. This increase was due to a derivative liability loss from certain convertible notes in 2017 compared to 2016. This loss was partially offset by a $26 thousand change in the fair value of derivative liability during the year ended December 31, 2017, compared to a $0 change during the year ended December 31, 2016.

Net interest expense increased approximately $33 thousand from $20 thousand to $53 thousand for the years ended December 31, 2016 and 2017, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $5.3 million and a working capital deficit of approximately $1.3 million at December 31, 2017. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013) in Internal Control-Integrated Framework. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of December 31, 2017 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2017:

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

(3) we have ineffective controls over the period end financial disclosure and reporting process caused by reliance on third-party experts and/or consultants and insufficient accounting staff.

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we have increased our use of external accounting services, adopted policies to improve timely reviews by management and coordination with accounting consultants, and engaged corporate and securities legal counsel with better capabilities than our previous provider's.

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective ages as of December 31, 2017 are as follows:

Directors:

Name of Director	Age
Timothy G. Dixon	59
Gerry B. Berg	71
Dr. Thomas E. Ichim	41

Executive Officers:

Name of Officer	Age	Office
Timothy G. Dixon	59	President & CEO
Gerry B. Berg	71	Vice President & CFO
Hong Ma	48	Chief Science Officer

The term of office for each director is one year, or until the next annual meeting of the stockholders.

Biographical Information

Timothy G. Dixon

Mr. Dixon currently serves as Chief Executive Officer, President, and Chairman of Therapeutic Solutions International, Inc. Mr. Dixon also serves as President and Chairman of Emvolio, Inc., and President and Chairman of SandBox Dental Labs, Inc. Mr. Dixon previously served as the President of TMD Courses, Inc. from 2006 to 2012 and; as the President of Splint Decisions Inc. from 2010 to 2011. Mr. Dixon has attended hundreds of hours of continuing medical/dental education throughout the years and has produced many educational DVD’s used by dental professionals worldwide on the subject of parafunctional control, migraine prevention, therapeutic Botox injections, migraine pathophysiology, dental sleep medicine, and other therapeutic protocols. Mr. Dixon also has extensive experience in dealing with corporate compliance matters with the U.S. Food and Drug Administration, (FDA) as well as many international regulatory bodies.

Gerry B. Berg

Gerry B. Berg has served as our Vice-President and Chief Financial Officer since April 20, 2011. Mr. Berg became a director of the Company on August 24, 2012. Mr. Berg also serves as Director and Chief Financial Officer of Emvolio, Inc., and Director and Chief Financial Officer of SandBox Dental Labs, Inc. Mr. Berg has over 30 years of senior management experience working with private and public companies. From May 2010 to March 2011, Mr. Berg served as President and Chairman of the Board of Directors of Friendly Auto Dealers, Inc., and also served in a consulting capacity from March 2009 to May 2010.

Mr. Berg holds a Bachelors of Science in Accounting from Walsh College where he graduated Cum Laude. Mr. Berg became a Certified Public Accountant in the State of Michigan in 1979 and in the State of California in 1984. Mr. Berg does not currently practice as a Certified Public Accountant.

Thomas E. Ichim, Ph.D.

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

Dr. Ichim is an ad-hoc editor and sits on several editorial boards. Dr. Ichim is inventor on over 50 patents and patent applications. Dr. Ichim has extensive experience with stem cell therapy and cellular product development through FDA regulatory pathways. Dr. Ichim spent over 7 years as the President and Chief Scientific Officer of Medistem, developing and commercializing a novel stem cell, the Endometrial Regenerative Cell, through drug discovery, optimization, preclinical testing, IND filing, and up through Phase II clinical trials with the FDA. Dr. Ichim has extensive experience in product development, regulatory filings, and business development.

Dr. Ichim has a BSc in Biology from the University of Waterloo, Waterloo, Ontario, Canada, a MSc in Microbiology and Immunology a University of Western Ontario, London, Ontario, Canada and a Ph.D. in Immunology from the University of Sciences Arts and Technology, Olveston Monserrat.

Hong Ma, MD, Ph.D., M.B.A.

Dr. Ma has an extensive history in academic and translational research. Subsequent to completing her medical degree, she performed basic research in the area of molecular biology of endothelial-associated pathways in her doctorate and postdoctoral studies. She has been critical in establishing numerous ventures and collaborations in the area of biosciences. Dr. Ma has over 20 peer-reviewed publications and has worked with prestigious institutions in the USA, China, and Japan. She received her M.D. from Dalian Medical University, her Ph.D. in Cardiovascular Pharmacology at Asahikawa Medical College, and has also earned her MBA at the Rady School of Management at the University of California San Diego.

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

SCIENTIFIC ADVISORY BOARD

The following are members of the Company’s Scientific Advisory Board as of December 31, 2017:

Dr. Santosh Kesari is a board-certified neurologist and neuro-oncologist and is currently Chair, Department of Translational Neuro-Oncology and Neurotherapeutics, John Wayne Cancer Institute. He is also Director of Neuro-Oncology, Providence Saint John’s Health Center and Member, Los Angeles Biomedical Research Institute.

Dr. Kesari is ranked among the top 1% of neuro-oncologists and neurologists in the nation, according to Castle Connolly Medical Ltd and an internationally recognized scientist and clinician.

He is a winner of an Innovation Award by the San Diego Business Journal. He is on the advisory board of American Brain Tumor Association, San Diego Brain Tumor Foundation, Chris Elliott Fund, Nicolas Conor Institute, Voices Against Brain Cancer, and Philippine Brain Tumor Alliance. He has been the author of over 250 scientific publications, reviews, or books. He is the inventor on several patents and patent applications, and founder and advisor to many cancer and neurosciences focused biotech startups.

Dr. Pablo Guzman, is a cardiologist in Fort Lauderdale, Florida where he is on staff at Holy Cross Hospital. He received his medical degree from University of Puerto Rico School of Medicine and his Cardiology Fellowship at The Johns Hopkins Hospital where he then spent the first part of his career continuing his basic science and clinical research along with his clinical duties. His CV includes over 25 papers published in peer reviewed journals and more than 15 abstracts.

He is a Fellow of the American College of Cardiology and practiced for more than 30 years. Dr. Guzman is well experienced in basic and clinical research, having participated in many clinical trials. He is also the acting Chief Medical Officer of Variant Pharmaceuticals, a Specialty Pharma company developing treatments for kidney diseases.

Dr. James Veltmeyer, is a board certified family physician in La Mesa, California. A graduate of UC San Diego and the Ross University School of Medicine, he completed his residency through the UC San Francisco system where he became Chief of Family Medicine Residency, overseeing 36 doctors.

Dr. Veltmeyer, a member of the San Diego Critical Care Medical Group, has been elected for four years (2012, 2014, 2016, and 2017) by his colleagues in the San Diego County Medical Society as a “Physician of Exceptional Excellence,” the most prestigious honor awarded to a “Top Doctor” in San Diego County. He is among a select group of San Diego physicians who was chosen four of the last fifteen years and he consistently ranks in the top 1% to 2% for patient satisfaction. He is currently the Chief of the Department of Family Medicine at Sharp Grossmont Hospital where he provides senior leadership to over 200 doctors.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

ITEM 11 EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation paid, with respect to years ended December 31, 2017 and 2016 for services rendered to us in all capacities, to each person who served as an executive officer of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy G. Dixon	2017	165,000 (1)	-	-	-	-	-	165,000
President and CEO	2016	98,400 (2)	-	67,500	-	-	-	165,900

Gerry B. Berg	2017	165,000 (3)	-	-	-	-	-	165,000
Vice President, Chief Financial Officer	2016	97,700 (4)	-	67,500	-	-	-	165,200

(1) $130,500 was accrued and unpaid as of December 31, 2017

(2) $65,400 was accrued and unpaid as of December 31, 2016

(3) $130,500 was accrued and unpaid as of December 31, 2017

(4) $64,700 was accrued and unpaid as of December 31, 2016

Outstanding Equity Awards

None

Employment Agreements

We do not have any employment agreements as of December 31, 2017.

Director Compensation

When our employees serve on our Board of Directors, we do not give them any additional compensation in respect of such Board service. Directors currently serve without compensation.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2017, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. As of December 31, 2017, a total of 806,501,000 shares of our common stock were outstanding.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Timothy G. Dixon (1)	121,475,671	15.06%
Gerry B. Berg (2)	107,750,000	13.36%
Thomas E. Ichim (3)	44,500,000	5.52%
Robert F. Graham	102,500,000	12.71%
John Peck, Jr.	175,000,000	21.70%
All directors and executive officers as a group (3 persons) (1)(2)(3)	273,725,671	33.94%

(1)Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares. The persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors currently consists of three directors, two of whom are officers of the Company. As of December 31, 2017 we disclose that we had no independent directors.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants, Squar Milner LLP, for auditing and accounting services for fiscal year 2017 was $80,000 (inclusive of the review of the quarterly reports on Form 10Q). The aggregate fees billed to us by our principal accountants, Squar Milner LLP, for auditing and accounting services for fiscal year 2016 was $80,000 (inclusive of the review of the quarterly reports on Form 10Q).

Audit-Related Fees, Tax Fees and All Other Fees

There were no fees billed to us by our principal accountant for fiscal year 2017 and 2016 for assurance and related services (audit-related fees), tax services or other products and services.

Audit Committee Matters

We do not have an audit committee.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)The following documents have been filed as a part of this Annual Report on Form 10-K.

1.Financial Statements

2.Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.Exhibits.

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
Date: April 17, 2018

/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer, President and Director (Principal Executive Officer)
Date: April 17, 2018

/s/ Gerry B. Berg
Gerry B. Berg
Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Date: April 17, 2018

/s/ Thomas E. Ichim
Thomas E. Ichim
Director
Date: April 17, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Therapeutic Solutions International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Therapeutic Solutions International, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of significant recurring losses from operations through December 31, 2017, and does not have sufficient working capital to fund its planned operations during the twelve-month period subsequent to the issuance of these financial statements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SQUAR MILNER LLP

We have served as the Company’s auditor since 2016.

San Diego, California

April 17, 2018

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$29	$21,910
Inventory	1,515	36,435
Prepaid expenses and other current assets	1,054	14,304
Total current assets	2,598	72,649

Other assets	23,927	32,226

Total assets	$26,525	$104,875

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$343,810	$327,592
Accrued expenses and other current liabilities	432,640	135,164
Convertible notes payable, net of discount of $28,541 and $0, at December 31, 2017 and 2016, respectively	27,459	-
Notes payable-related parties	429,201	221,451
Derivative liabilities	107,769	-
Total current liabilities	1,340,879	684,207

Notes payable-related parties, less current portion	-	75,500

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 990,000,000 shares authorized; 806,501,000 and 740,251,000 shares issued and outstanding at December 31, 2017 and 2016, respectively.	806,501	740,251
Additional paid-in capital	3,147,811	2,878,111
Accumulated deficit	(5,268,666)	(4,273,194)

Total shareholders' deficit	(1,314,354)	(654,832)

Total liabilities and shareholders' deficit	$26,525	$104,875

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Net Sales	$2,851	$5,009
Cost of Goods Sold	823	1,606
Gross Profit	2,028	3,403

Operating expenses:
General and administrative	107,380	120,625
Salaries, wages, and related costs	402,758	355,244
Selling expenses	3,310	1,508
Consulting fees	69,672	356,250
Legal and professional fees	278,069	200,957
Research and development	25,106	10,990
Total operating expenses	886,295	1,045,574

Loss from operations	(884,267)	(1,042,171)

Other income (expense):
Loss on derivatives liability	(83,968)	-
Change in fair value of derivative liability	26,199	-
Interest expense	(53,436)	(20,286)
Total other income (expense)	(111,205)	(20,286)

Net loss	$(995,472)	$(1,062,457)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and Diluted	778,150,315	668,115,789

See accompanying notes to consolidated financial statements.

Therapeutic Solutions International, Inc.
Consolidated Statements of Changes in Shareholders' Deficit
For the Years Ended December 31, 2017 and 2016

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2016	541,000,000	$541,000	$2,440,709	$(3,210,737)	$(229,028)

Common stock issued for services	68,500,000	68,500	219,800		288,300
Common stock issued in exchange for a license agreement	5,451,000	5,451	10,902		16,353
Common stock issued	125,300,000	125,300	206,700		332,000
Net Loss	-	-	-	(1,062,457)	(1,062,457)

Balance at December 31, 2016	740,251,000	$740,251	$2,878,111	$(4,273,194)	$(654,832)

Common stock issued for services	18,500,000	18,500	126,450		144,950
Common stock issued	47,750,000	47,750	143,250		191,000
Net Loss	-	-	-	(995,472)	(995,472)

Balance at December 31, 2017	806,501,000	$806,501	$3,147,811	$(5,268,666)	$(1,314,354)

See accompanying notes to consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Cash flows from operating activities
Net loss	$(995,472)	$(1,062,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation to consultants	144,950	288,300
Shares issued for license agreement	-	16,353
Accrued interest, notes payable - related parties	28,414	16,244
Loss on derivative liability	83,968	-
Change in fair value of derivative liabilities	(26,199)	-
Amortization of debt discount	27,459	-
Changes in operating assets and liabilities:
Inventory	34,920	(6,759)
Accounts receivable	-	2,184
Prepaid expenses and other current assets	13,250	199,142
Other assets	8,299	(19,750)
Accounts payable	16,218	50,250
Accrued expenses and other current liabilities	297,476	130,752
Net cash used by operating activities	(366,717)	(385,741)

Cash flows from financing activities
Proceeds from issuance of common stock	191,000	332,000
Proceeds from convertible notes payable	50,000	-
Proceeds from notes payable - related parties	105,721	76,000
Payments on notes payable - related parties	(1,885)	(2,532)
Net cash provided by financing activities	344,836	405,468

Net (decrease) increase by cash	(21,881)	19,727
Cash at beginning of period	21,910	2,183
Cash at end of period	$29	$21,910

Supplemental Cash Flow Information:
Cash paid for interest	$3,565	$4,040
Cash paid for income taxes	$-	$800

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$6,000	$-
Debt discount recorded in connection with derivative liability	$50,000	$-

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2017

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

Emvolio, Inc. (“EMVO”) – is a wholly-owned subsidiary of TSI, incorporated in the State of Delaware on October 03, 2016. EMVO intends to focus on developing products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. Mr. Dixon and Mr. Berg, and Dr. Ichim, of the Company, are also officers and officers and/or directors of EMVO. As of April 16, 2018, formal operations have not commenced.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company is currently in the process of seeking regulatory approval for its device to treat sleep apnea. As of April 16, 2018, formal operations have not commenced.

Management does not expect existing cash as of December 31, 2017 or as of March 31, 2018 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these December 31, 2017 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2017, the Company has incurred losses totaling $5.3 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Basis of presentation and significant accounting policies

These consolidated financial statements have been prepared by management assuming that the Company will be able to continue as a going concern and realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted above currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which our net assets are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not reflect any adjustments related to the outcome of this uncertainty.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2017

Note 2 – Basis of presentation and significant accounting policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Therapeutic Solutions International, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2017, as disclosed in Note 5, containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded $107,769 of derivative liabilities at December 31, 2017.

Use of Estimates

Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss.

LOSS PER SHARE

Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. Since we had net losses for all the periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be antidilutive.

As of December 31, 2017, a total of 158,677,686 potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2017

Note 2 – Basis of presentation and significant accounting policies (continued)

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

Note 3 – Restricted cash

Included in non-current asset is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2018, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Fixed assets

Fixed assets consist of the following:

	December 31, 2017	December 31, 2016
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Total	15,961	15,961
Accumulated Depreciation	(15,961)	(15,961)
Property and Equipment, net	$-	$-

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2017

Note 5 – Convertible notes payable

On July 24, 2017 and September 7, 2017, the Company entered into two $28,000 convertible promissory notes with a third party for which the proceeds were used for operations. The Company received net proceeds of $50,000 and thus a $6,000 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum for which $28,000 plus accrued interest are due on April 30, 2018 and June 15, 2018. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 55% of the average of the three (3) lowest trading price of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120 of 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve a total of 158,677,686 common shares in connection with the promissory notes.

Derivative liability

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

On July 24, 2017 and September 7, 2017, the convertible note issuance dates, the Company valued the conversion feature resulting in initial liability of $133,968. Since the fair value of the derivatives were in excess of the proceeds received of $50,000, a full discount to convertible notes payable and a day one loss on derivative liabilities of $83,968 was recorded. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from of $0.003 to $0.004, the closing stock price of the Company's common stock on the date of valuation ranging from $0.008 to $0.009, an expected dividend yield of 0%, expected volatility ranging from 299% to 319%, risk-free interest rates ranging from 1.21% to 1.23%, and an expected term of 0.77 years. On December 31, 2017, the derivative liabilities were revalued at $107,769 resulting in a loss of $57,769 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion price of $0.003, the closing stock price of the Company's common stock on the date of valuation of $0.008, an expected dividend yield of 0%, expected volatility ranging from 330% to 341%, risk-free interest rate of 1.31%, and an expected term ranging from 0.33 to 0.45 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the interest method. During the year ended December 31, 2017, the Company amortized $27,459 to interest expense. As of December 31, 2017, discounts of $28,541 remained which will be amortized through June 30, 2018.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2017

Note 6 – Notes payable-related parties

Notes payable-related parties consist of:

	2017	2016
Note payable – Scientific Advisory Board Member, unsecured, including interest at 10% per annum, with a maturity date of December 31, 2018	$15,868	$14,721

Three notes payable – Chief Executive Officer, unsecured, including interest at 8%, 10% and 10% per annum, respectively, with maturity dates of December 31, 2018.	132,366	120,330

Note payable – Chief Financial Officer, unsecured, including interest at 8% per annum, with a maturity date of December 31, 2018,	92,800	86,400

Two notes payable – Business Advisory Board Member, unsecured, including interest at 8% and 10% per annum, convertible into common stock at $0.005 and $0.004, respectively, with maturity dates of April 20, 2018	188,167	75,500

	$429,201	$296,951

Note 7 – Related party transactions

On January 22, 2016, we issued 2,500,000 shares of common stock, valued at $.0035 per share to a director of the Company for services.

On February 26, 2016, we issued 1,000,000 shares of common stock, valued at $.0025 per share to a director of the Company for services.

On March 7, 2016, we issued 10,000,000 shares of common stock, valued at $.004 per share to a director of the Company for services.

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

As of December 31, 2017, the Company accrued officers’ salary of $391,100 as of December 31, 2017.

On January 17, 2017, we issued 12,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

On March 2, 2017, we issued 12,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2017

Note 7 – Related party transactions (continued)

On April 20, 2017, we issued a six month convertible note in the amount of $100,000 with an annual interest rate of 10% to a related party.

On October 20, 2017, we issued 12,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

Note 8 – Income taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 30%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,
	2017	2016
Expected income tax at statutory rate	$(338,188)	$(360,963)
State tax	272	-
Permanent differences	829	1,437
Change in valuation allowance	(223,742)	-
Change in tax rate	561,529	359,526
Other	100	-
Provision for income taxes	$800	$–

The provision for income tax of $800 is included in general and administrative expense on the accompanying consolidated statements of operations.

The significant components of deferred income tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Net operating loss carry-forward	$1,208,949	$1,262,691
Valuation allowance	(1,208,949)	(1,262,691)
Net deferred income tax asset	$–	$–

The Company has net operating losses carried forward of approximately $4.3 million and $3.3 million as of December 31, 2017 and 2016, respectively, available to offset taxable income in future years which expire beginning in fiscal 2032.

As of and for the years ended December 31, 2017 and 2016, management does not believe the Company has any uncertain tax positions. Accordingly, there are no unrecognized tax benefits at December 31, 2017 and 2016.

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

Note 10 – Subsequent events

On January 26, 2018, we issued 2,424,242 shares of common stock for the conversion of $8,000 of convertible note dated July 24, 2017 plus interest.

On February 1, 2018, we issued 6,376,471 shares of common stock for the conversion of $20,000 of convertible note dated July 24, 2017 plus interest.

On February 20, 2018, we issued 15,000,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party and 2,500,000 shares of common stock, valued at $0.0062 for consulting services.