Form 10-Q
period 2018-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2018-05-21
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 21, 2018, the Registrant had 800,165,450 outstanding shares of Common Stock with a par value of $0.001 per share.

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

•Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$7,446	$29
Inventory	1,411	1,515
Prepaid expenses and other current assets	67,670	1,054
Total current assets	76,527	2,598

Other assets	23,926	23,927

Total assets	$100,453	$26,525

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$346,730	$343,810
Accrued expenses and other current liabilities	511,360	432,640
Convertible notes payable, net of discount of $51,580 and $28,541, at March 31, 2018 and December 31, 2017, respectively	32,420	27,459
Notes payable-related parties	436,958	429,201
Derivative liabilities	143,850	107,769
Total current liabilities	1,471,318	1,340,879

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 990,000,000 shares authorized; 840,301,713 and 806,501,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	840,302	806,501
Additional paid-in capital	3,335,133	3,147,811
Accumulated deficit	(5,546,300)	(5,268,666)

Total shareholders' deficit	(1,370,865)	(1,314,354)

Total liabilities and shareholders' deficit	$100,453	$26,525

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Net Sales	$600	$548
Cost of Goods Sold	105	198
Gross Profit	495	350

Operating expenses:
General and administrative	13,966	17,487
Salaries, wages, and related costs	98,609	89,431
Selling expenses	572	784
Consulting fees	10,765	-
Legal and professional fees	69,834	51,490
Research and development	5,575	20,926
Total operating expenses	199,320	180,118

Loss from operations	(198,825)	(179,768)

Other income (expense):
Loss on derivatives liability	(79,351)	-
Change in fair value of derivatives liabilities	44,827	-
Interest expense	(44,284)	(6,182)
Total other income (expense)	(78,808)	(6,182)

Net loss	$(277,634)	$(185,950)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and Diluted	825,126,417	751,767,854

See accompanying notes to condensed consolidated financial statements.

Therapeutic Solutions International, Inc.
Unaudited Condensed Consolidated Statements of Changes in Shareholders' Deficit
March 31, 2018

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2018	806,501,000	$806,501	$3,147,811	$(5,268,666)	$(1,314,354)

Common stock issued for services	10,000,000	10,000	73,000	-	83,000
Common stock issued in payment of convertible note payable	8,800,713	8,801	69,322	-	78,123
Common stock issued	15,000,000	15,000	45,000	-	60,000
Net Loss	-	-	-	(277,634)	(277,634)

Balance at March 31, 2018	840,301,713	$840,302	$3,335,133	$(5,546,300)	$(1,370,865)

See accompanying notes to condensed consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Cash flows from operating activities
Net loss	$(277,634)	$(185,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation to consultants	83,000	-
Accrued interest, notes payable	1,680	-
Accrued interest, notes payable - related parties	7,936	5,436
Loss on derivative liability	79,351	-
Change in fair value of derivative liabilities	(44,827)	-
Amortization of debt discount	32,961	-
Changes in operating assets and liabilities:
Inventory	104	965
Prepaid expenses and other current assets	(66,616)	11,072
Other assets	1	(6,264)
Accounts payable	2,920	(1,239)
Accrued expenses and other current liabilities	78,720	60,554
Net cash used in operating activities	(102,404)	(115,426)

Cash flows from financing activities
Proceeds from issuance of common stock	60,000	100,000
Proceeds from convertible notes payable	50,000	-
Payments on notes payable - related parties	(179)	(384)
Net cash provided by financing activities	109,821	99,616

Net increase (decrease) in cash, cash equivalents, and restricted cash	7,417	(15,810)
Cash, cash equivalents, and restricted cash at beginning of period	10,185	32,066
Cash, cash equivalents, and restricted cash at end of period	$17,602	$16,256

Supplemental Cash Flow Information:
Cash paid for interest	$1,707	$745
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$6,000	$-
Debt discount recorded in connection with derivative liability	$50,000	$-
Common stock issued in payment of convertible note payable	$78,123	$-

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$7,446	$6,100
Restricted cash included in other assets	10,156	10,156
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$17,602	$16,256

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSI filed a patent application for ProJuvenol® on 07- 08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions” and was granted that patent on June 20, 2017.

Emvolio, Inc. (“EMVO”) – is a wholly-owned subsidiary of TSI, incorporated in the State of Delaware on October 03, 2016. EMVO intends to focus on developing products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. Mr. Dixon and Mr. Berg, and Dr. Ichim, of the Company, are also officers and officers and/or directors of EMVO. As of May 21, 2018, formal operations have not commenced.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company is currently in the process of seeking regulatory approval for its device to treat sleep apnea. As of May 21, 2018, formal operations have not commenced.

Management does not expect existing cash as of March 31, 2018 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these March 31, 2018 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2018, the Company has incurred losses totaling $5.6 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts.

During the three months ended March 31, 2018, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 17, 2018.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2018. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated balance sheet at December 31, 2017, contained in the above referenced Form 10-K.

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

As of March 31, 2018, a total of 214,869,052 potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of 2018 and allows for full retrospective or a modified retrospective adoption approach. Management believes that this new standard does not have a current or retrospective material effect on our consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Note 2 – Summary of Significant Accounting Policies (continued)

On November 17, 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and the amounts generally described as restricted cash and restricted cash equivalents. This standard states that transfers between cash, cash equivalents, and restricted cash are not part of the entity’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. On January 1, 2018, the Company adopted the standard and retrospectively applied the guidance of the standard to the prior period presented, which resulted in a increase of $10,156 in cash, cash equivalents, and restricted cash at the beginning of the first period presented on its consolidated statements of cash flow for the three months ended March 31, 2017.

Note 3 – Restricted Cash

Included in other assets is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2018 and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Notes Payable-Related Party

At March 31, 2018 and December 31, 2017, the Company has unsecured interest bearing demand notes outstanding to certain officers and directors amounting to $436,958 and $429,201, respectively. Interest accrued on these notes during the three months ended March 31, 2018 and 2017 was $7,936 and $5,436, respectively.

Note 5 – Convertible Notes Payable

On September 7, 2017, January 3, 2018 and February 17, 2018, the Company entered into three $28,000 convertible promissory notes with a third party for which the proceeds were used for operations. The Company received net proceeds of $75,000 and a $9,000 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum for which $28,000 plus accrued interest are due on June 15, 2018, October 15, 2018 and November 20, 2018. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 55% of the average of the three (3) lowest trading price of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120 of 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve a total of 214,869,052 common shares in connection with the promissory notes.

Derivative Liabilities

The Company's convertible promissory notes are convertible into a variable number of shares of common stock for which there is not a floor to the number of common stock we might be required to issue. Based on the requirements of ASC 815 Derivatives and Hedging, the conversion feature represented an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results each reporting period.

For the two $25,000 notes issued during the three months ended March 31, 2018, the Company valued the conversion feature on the date of issuance resulting in initial liability of $129,351. Since the fair value of the derivatives were in excess of the proceeds received of $50,000, a full discount to convertible notes payable and a day one loss on derivative liabilities of $79,351 was recorded during the three months ended March 31, 2018. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion price of $0.003, the closing stock price of the Company's common stock on the date of valuation of $0.0075, an expected dividend yield of 0%, expected volatility ranging from 296% to 304%, risk-free interest rates ranging from 1.81% to 2.08%, and an expected term of 0.77 years.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Note 5 – Convertible Notes Payable (continued)

At December 31, 2017, the Company had existing derivative liabilities of $107,769 related to two $25,000 convertible notes. During the three months ended March 31, 2018, one of the $25,000 convertible notes was converted into shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the three months ended March 31, 2018, the Company recorded a gain of $3,983 related to the change of fair value of the derivative liability and recorded $48,443 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion price of $0.0033, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0065 to $0.0090, an expected dividend yield of 0%, expected volatility of 267%, risk-free interest rate of 1.31%, and an expected term of 0.25 years.

On March 31, 2018, the derivative liabilities on remaining three $25,000 convertible notes were revalued at $143,850, resulting in a gain of $40,844 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion price of $0.003, the closing stock price of the Company's common stock on the date of valuation of $0.007, an expected dividend yield of 0%, expected volatility of 214%, risk-free interest rate of 1.31%, and an expected term ranging from 0.21 to 0.67 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the interest method. For the three months ended March 31, 2018, the Company amortized $32,961 to interest expense. As of March 31, 2018, discounts of $51,980 remained for which will be amortized through November 30, 2018.

Note 6 – Subsequent Events

On April 14, 2018, we issued 2,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

On April 14, 2018, we issued 5,000,000 shares of common stock, valued at $0.0057 per share, for consulting services.

On April 27, 2018, we issued 3,225,806 shares of common stock for the partial conversion of $8,000 for convertible note dated September 7, 2017.

On May 1, 2018, we issued 4,137,931 shares of common stock for the partial conversion of $12,000 for convertible note dated September, 2017.

On May 2, 2018, we issued 25,000,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“statutory safe harbors”) shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the risk factors discussed therein.

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

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSI filed a patent application for ProJuvenol® on 07- 08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions” and was granted that patent on June 20, 2017.

Emvolio, Inc. (“EMVO”) – is a wholly-owned subsidiary of TSI, incorporated in the State of Delaware on October 03, 2016. EMVO intends to focus on developing products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. Mr. Dixon and Mr. Berg, and Dr. Ichim, of the Company, are also officers and officers and/or directors of EMVO. As of May 21, 2018, formal operations have not commenced.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company is currently in the process of seeking regulatory approval for its device to treat sleep apnea. As of May 21, 2018, formal operations have not commenced.

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

Pharmacokinetics of blood serum concentration across a prescribed period of time.

This involves the study of the bodily absorption, distribution, metabolism, and excretion of drugs and the characteristic interactions of a drug and the body in terms of its absorption, distribution, metabolism, and excretion.

Small pilot study to be performed under the direction of Dr. Santosh Kesari at John Wayne Cancer Institute in Santa Monica CA. by conducting a clinical trial assessing the effects of pterostilbene in modulating immune response and inflammatory parameters in a group of advanced solid tumor cancer patients.

Translate our PIC process to our GMP manufacturer.

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

The Officers and Directors of the Company are also officers and Directors of SandBox. As of May 21, 2018, formal operations have not commenced. Expenses to date have been funded by TSI.

Immune-Oncology

Emvolio, Inc.

Emvolio, Inc., (EMVO) is a wholly-owned subsidiary of TSI where the intellectual property surrounding immune-oncology is housed. The Company intends to develop products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies.

The Officers and Directors of the Company are also officers and Directors of EMVO. As of May 21, 2018, TSI has licensed certain patents to Emvolio, but formal commercial operations have not commenced. Expenses to date have been funded by TSI.

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

Additionally immune response changes will be assessed at baseline, 3, 6 and 12 months. The study will last 1 year. As of May 21, 2018, enrollment has not commenced.

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

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on April 17, 2018.

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

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSI filed a patent application for ProJuvenol® on 07- 08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”.

For the three months ended March 31, 2018 and 2017

Prepaid expenses and other current assets increased $66,616, from $1,054 to $67,670 as of March 31, 2017 and 2018, respectively. This increase was mainly due to an increase in consulting agreements and scientific board member agreements that were entered into during the three months ended March 31, 2018. These agreements are capitalized over the number of months of their respective agreements.

We had a net loss of $277,634 for the three months ended March 31, 2018, compared to a net loss of $185,950 for the three months ended March 31, 2017, an increase of $91,684. This increase was mainly due to increases in salaries, wages and related expenses, consulting fees and legal and professional fees.

Net sales increased $52, from $548 to $600, for the three months ended March 31, 2017 and March 31, 2018, respectively.

Cost of goods sold decreased $93, from $198 to $105, for the three months ended March 31, 2017 and March 31, 2018, respectively.

Operating expenses for the three month periods ended March 31, 2018 and 2017 were $199,320 and $180,118, an increase of $19,202. This increase was mainly due to increases in salaries, wages and related expenses, consulting fees and legal and professional fees.

General and administrative expenses decreased $3,521, from $17,487 to $13,966, for the three months ended March 31, 2017 and 2018, respectively. This decrease was mainly due decreased continuing education expense in the comparable quarters in 2018 vs 2017.

Salaries, wages and related expenses increased $9,178, from $89,431 to $98,609 for the three months ended March 31, 2017 and 2018, respectively. This increase was mainly due to an increase in wage related expenses.

Selling expenses decreased $212, from $784 to $572, for the three months ended March 31, 2017 and 2018, respectively. This was mainly due a decrease in selling and marketing expenses related to the Company’s products during the period.

Consulting fees increased $10,765 from $0 to $10,765 for the three months ended March 31, 2017 and 2018, respectively, due to an increase in overall consulting services.

Legal and professional fees increased $18,344, from $51,490 to $69,834 for the three months ended March 31, 2017 and March 31, 2018, respectively, due to an increase in independent public accounting fees and legal expense.

Research and Development costs decreased $15,351, from $20,926 to $5,575, for the three months ended March 31, 2017 and 2018, respectively. This increase was mainly due to increased research and development expenses for the comparable three month periods.

Loss on derivatives liability increased $79,351, from $0 to $79,351 for the three months ended March 31, 2017 and March 31, 2018, respectively. This increase was due to a derivative liability loss from certain convertible notes at March 31, 2018 compared to March 31, 2017.

Change in fair value of derivative liabilities increased $44,827 from $0 to $44,827 for the three months ended March 31, 2017 and March 31, 2018, respectively. This increase was due to a derivative liability revaluation change from certain convertible notes at March 31, 2018 compared to March 31, 2017.

Net interest expense increased $38,102 from $6,182 to $44,284 for the three months ended March 31, 2017 and March 31, 2018, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $5.6 million and a working capital deficit of approximately $1.4 million at March 31, 2018. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2018 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of March 31, 2018 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of March 31, 2018:

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

Item 1A. Risk Factors

No material changes to risk factors have occurred as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on April 17, 2018.

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

On January 26, 2018, we issued 2,424,242 shares of common stock for the partial conversion of $8,000 for convertible note dated July 24, 2017.

On February 1, 2018, we issued 6,376,471 shares of common stock for the conversion of the balance of $20,000 for convertible note dated July 24, 2017.

On February 1, 2018, we issued 5,000,000 shares of common stock, valued at $0.009 per share, for consulting services.

On February 1, 2018, we issued 2,500,000 shares of common stock, valued at $0.009 per share, for consulting services.

On February 20, 2018, we issued 15,000,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

On February 20, 2018, we issued 2,500,000 shares of common stock, valued at $0.0062 per share, for consulting services.

On April 14, 2018, we issued 2,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

On April 14, 2018, we issued 5,000,000 shares of common stock, valued at $0.0057 per share, for consulting services.

On April 27, 2018, we issued 3,225,806 shares of common stock for the partial conversion of $8,000 for convertible note dated September 7, 2017.

On May 1, 2018, we issued 4,137,931 shares of common stock for the partial conversion of $12,000 for convertible note dated September 7, 2017.

On May 2, 2018, we issued 25,000,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement to a related party.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: May 21, 2018	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2018	By: /s/ Gerry B. Berg
Gerry B. Berg Chief Financial Officer (Principal Financial Officer)