Form 10-Q
period 2018-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2018-08-17
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 17, 2018, the Registrant had 929,152,752 outstanding shares of Common Stock with a par value of $0.001 per share.

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

These forward-looking statements may be identified in this report and the information incorporated by reference by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “predict”, “project”, “will” and similar terms and expressions, including references to assumptions and strategies. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$62,080	$29
Inventory	2,095	1,515
Prepaid expenses and other current assets	68,584	1,054
Total current assets	132,759	2,598

Other assets	23,942	23,927

Total assets	$156,701	$26,525

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$333,295	$343,810
Accrued expenses and other current liabilities	589,962	432,640
Convertible notes payable, net of discount of $78,472 and $28,541 at June 30, 2018 and December 31, 2017, respectively	38,528	27,459
Notes payable-related parties	443,783	429,201
Derivative liabilities	499,888	107,769
Total current liabilities	1,905,456	1,340,879

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 990,000,000 shares authorized; 891,408,307 and 806,501,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	891,408	806,501
Additional paid-in capital	3,519,195	3,147,811
Accumulated deficit	(6,159,358)	(5,268,666)
Total shareholders' deficit	(1,748,755)	(1,314,354)

Total liabilities and shareholders' deficit	$156,701	$26,525

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months ended June 30, 2018	For the Three Months ended June 30, 2017	For the Six Months ended June 30, 2018	For the Six Months ended June 30, 2017

Net Sales	$1,019	$745	$1,619	$1,293
Cost of Sales	104	227	209	425
Gross Profit	915	518	1,410	868

Operating expenses:
General and administrative	22,273	35,256	36,239	52,743
Salaries, wages, and related costs	101,040	94,871	199,649	184,302
Selling expenses	606	1,042	1,178	1,826
Consulting fees	18,606	6,700	29,371	6,700
Legal and professional fees	58,393	101,229	128,227	152,719
Research and development	34,289	1,150	39,864	22,076
Total operating expenses	235,207	240,248	434,528	420,366

Loss from operations	(234,292)	(239,730)	(433,118)	(419,498)

Other income (expense):
Loss on derivative liability	(42,104)	-	(121,455)	-
Change in fair value of derivatives liabilities	(291,923)	-	(247,096)	-
Interest expense	(44,739)	(8,130)	(89,023)	(14,312)
Total other income (expense)	(378,766)	(8,130)	(457,574)	(14,312)

Net loss	$(613,058)	$(247,860)	$(890,692)	$(433,810)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	870,445,510	772,817,667	847,785,963	762,367,667

See accompanying notes to condensed consolidated financial statements.

Therapeutic Solutions International, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Deficit
June 30, 2018
(Unaudited)
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2018	806,501,000	$806,501	$3,147,811	$(5,268,666)	$(1,314,354)

Common stock issued for services	15,000,000	15,000	96,500	-	111,500
Common stock issued in payment of convertible note payable	18,907,307	18,907	121,884	-	140,791
Common stock issued	51,000,000	51,000	153,000	-	204,000
Net Loss	-	-	-	(890,692)	(890,692)

Balance at June 30, 2018	891,408,307	$891,408	$3,519,195	$(6,159,358)	$(1,748,755)

See accompanying notes to condensed consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Cash flows from operating activities
Net loss	$(890,692)	$(433,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation to consultants	111,500	86,700
Accrued interest, notes payable	3,360	-
Loss on derivative liability	121,455	-
Change in fair value of derivative liabilities	247,096	-
Amortization of debt discount	67,069	-
Changes in operating assets and liabilities:
Inventory	(580)	5,632
Prepaid expenses and other current assets	(67,530)	(53,974)
Other assets	-	10,073
Accounts payable	(10,515)	23,264
Accrued expenses and other current liabilities	173,195	137,706
Net cash used in operating activities	(245,642)	(224,409)

Cash flows from financing activities
Proceeds from issuance of common stock	204,000	104,000
Proceeds from issuance of convertible notes payable	105,000	-
Notes payable - related parties	-	-
Payments on notes payable - related parties	(1,290)	-
Net proceeds from investments by related parties	-	99,350
Net cash provided by financing activities	307,710	203,350

Net increase (decrease) in cash, cash equivalents, and restricted cash	62,068	(21,059)
Cash, cash equivalents, and restricted cash at beginning of period	10,185	32,066
Cash, cash equivalents, and restricted cash at end of period	$72,253	$11,007

Supplemental Cash Flow Information:
Cash paid for interest	$2,721	$173
Cash paid for income taxes	$800	$800

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$12,000	$-
Debt discount recorded in connection with derivative liability	$105,000	$-
Common stock issued in payment of convertible note payable	$140,792	$-

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$62,080	$851
Restricted cash included in other assets	10,173	10,156
Total cash, cash equivalents, and restricted cash shown in the
condensed consolidated statements of cash flows:	$72,253	$11,007

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Emvolio, Inc. (“EMVO”) – is a wholly-owned subsidiary of TSI focused on developing products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. Mr. Dixon and Mr. Berg, and Dr. Ichim, of the Company, are also officers and officers and/or directors of EMVO. As of August 17, 2018, formal operations have not commenced.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company has currently suspended its application in seeking regulatory approval for its device to treat sleep apnea. As of August 17, 2018, formal operations have not commenced.

Management does not expect existing cash as of June 30, 2018 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these June 30, 2018 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2018, the Company has incurred losses totaling $6.2 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the twelve months subsequent to the issuance through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts.

During the six months ended June 30, 2018, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 17, 2018.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2018. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated balance sheet at December 31, 2017, contained in the above referenced Form 10-K.

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

As of June 30, 2018, a total of 309,367,977 potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was effective for the Company in the first quarter of 2018 and allows for full retrospective or a modified retrospective adoption approach. The adoption of this new standard in the first quarter of 2018 did not have a current or retrospective material effect on our consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Note 2 – Summary of Significant Accounting Policies (continued)

On November 17, 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and the amounts generally described as restricted cash and restricted cash equivalents. This standard states that transfers between cash, cash equivalents, and restricted cash are not part of the entity’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. On January 1, 2018, the Company adopted the standard and retrospectively applied the guidance of the standard to the prior period presented, which resulted in an increase of $10,156 in cash, cash equivalents, and restricted cash at the beginning of the first period presented on its consolidated statements of cash flows for the six months ended June 30, 2017.

Note 3 – Restricted Cash

Included in other assets is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2018 and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Notes Payable-Related Party

At June 30, 2018 and December 31, 2017, the Company has unsecured interest bearing demand notes outstanding to certain officers and directors amounting to $443,783 and $429,201, respectively. Interest accrued on these notes during the six months ended June 30, 2018 and 2017 was $15,873 and $12,541, respectively.

Note 5 – Convertible Notes Payable

On January 3, 2018, February 27, 2018, May 1, 2018, and June 5, 2018, the Company entered into three $28,000 convertible promissory notes and one $33,000 convertible promissory note with a third party for which the proceeds were used for operations. The Company received net proceeds of $105,000 and a $12,000 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum for which $28,000 plus accrued interest are due on October 15, 2018, November 20, 2018, and February 15, 2019, and $33,000 plus accrued interest is due March 30, 2019. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 55% of the average of the three (3) lowest trading prices of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve a total of 309,367,977 common shares in connection with the promissory notes.

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

For the four notes issued during the six months ended June 30, 2018, the Company valued the conversion feature on the date of issuance resulting in initial liability of $226,455. Since the fair value of the derivatives were in excess of the proceeds received of $105,000, a full discount to convertible notes payable and a day one loss on derivative liabilities of $121,455 was recorded during the six months ended June 30, 2018. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion price of $0.003, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0052 to $0.0075, an expected dividend yield of 0%, expected volatility ranging from 231% to 304%, risk-free interest rates ranging from 1.81% to 2.32%, and an expected term ranging from 0.76 to 0.82 years.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Note 5 – Convertible Notes Payable (continued)

At December 31, 2017, the Company had existing derivative liabilities of $107,769 related to two $28,000 convertible notes. During the six months ended June 30, 2018, two of the $28,000 convertible notes were converted into shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the six months ended June 30, 2018, the Company recorded a gain of $11,684 related to the change of fair value of the derivative liability and recorded $81,432 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion price of $0.0033, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0052 to $0.0090, an expected dividend yield of 0%, expected volatility ranging from 185% to 267%, risk-free interest rates ranging from 1.31% to 2.35%, and expected terms ranging from 0.07 to 0.25 years.

On March 31, 2018, the derivative liabilities on the then outstanding three $25,000 convertible notes were revalued at $143,850, resulting in a gain of $40,844 for the three months ended March 31, 2018 related to the change in fair value of the derivative liabilities.

On June 30, 2018, the derivative liabilities on the remaining four convertible notes were revalued at $499,888, resulting in a loss of $299,624 for the three months ended June 30, 2018 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.003 to $0.005, the closing stock price of the Company's common stock on the date of valuation of $0.021, an expected dividend yield of 0%, expected volatility ranging from 246% to 253%, risk-free interest rate of 2.33%, and an expected term ranging from 0.29 to 0.75 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the interest method. For the six months ended June 30, 2018, the Company amortized $67,069 to interest expense. As of June 30, 2018, discounts of $78,472 remained which will be amortized through March 30, 2019.

Note 6 – Subsequent Events

On July 2, 2018, we issued a nine month convertible note in the amount of $28,000 with an annual interest rate of 12%.

On July 3, 2018, we issued 5,000,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement.

On July 9, 2018, we issued 4,166,667 shares of common stock for the partial conversion of $15,000 for convertible note dated January 3, 2018.

On July 12, 2018, we issued 4,077,778 shares of common stock for the partial conversion of $13,000 for convertible note dated January 3, 2018.

On July 19, 2018, we issued 2,500,000 shares of common stock, valued at $0.015 per share, to a Scientific Advisory Board member for consulting services.

On August 6, 2018, we issued a nine month convertible note in the amount of $28,000 with an annual interest rate of 12%.

On August 7, 2018, we issued 11,000,000 shares of common stock at $0.011 per share, for consulting services.

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

TSI is developing a range of immune-modulatory agents to target certain cancers and diseases.

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSOI was granted U.S. Patent No.: 9,682,047 for ProJuvenol® on 06-20-2017.

Emvolio, Inc. (“EMVO”) – is a wholly-owned subsidiary of TSI focused on developing products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. Mr. Dixon and Mr. Berg, and Dr. Ichim, of the Company, are also officers and officers and/or directors of EMVO. As of August 17, 2018, formal operations have not commenced.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company has currently suspended its application in seeking regulatory approval for its device to treat sleep apnea. As of August 17, 2018, formal operations have not commenced.

Nutraceutical Division (TSOI)

ProJuvenol® is a patented and powerful synergistic blend of complex anti-aging ingredients in capsules.

NanoStilbene is an easily absorbed nanoemulsion of nanoparticle pterostilbene derived from the ‘047 patent.

DermalStilbene is a topical form of pterostilbene delivered via spray application onto skin, derived from the ‘047 patent.

IsoStilbene an injectable formulation of pterostilbene is available by prescription only, derived from the ‘047 patent.

NeuroStilbene is an intranasal form of pterostilbene delivered via spray application inside the nostril, derived from the ‘047 patent.

Nutraceutical Patents:

TSOI filed a patent in July 2015 covering the use of its ProJuvenol® product, as well as various pterostilbene compositions, for use in augmenting efficacy of existing immuno-oncology drugs that are currently on the market. The patent is based on the ability of pterostilbene, one of the major ingredients of ProJuvenol®, to reduce oxidative stress produced by cancer cells, which in turn protects the immune system from cancer mediated immune suppression. That patent, U.S. No.: 9,682,047 was granted on 6-20-2017.

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

Pterostilbene

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

•Anti-inflammatory benefits

•Anti-oxidant benefits

•Cognitive function improvement

•Skin protection from Ultra Violet light exposure

ProJuvenol® which contains 200mg of >99% pure Pterostilbene in each daily dose is powerful synergistic blend of complex anti-aging ingredients inspired by nature to help promote cellular rejuvenation and healthy functionality for everyday living. Based upon pterostilbene, one of nature's unique and intelligent antioxidants/anti-inflammatories. ProJuvenol® includes a scientifically valid blend of interactive ingredients with anti-aging and cellular protective properties to help support optimal health and provide the benefits of mental alertness and physical well-being.

ProJuvenol® was inspired by natures design and formulated to assist nature’s rejuvenation of the body's cells helping to slow and actually reverse the aging processes and decline in vitality. U.S. Patent No.: 9,682,047

NanoStilbene is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion can not only improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time.

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

NanoStilbene is available in 150ml & 300ml bottles at a concentration of 30mg per ml with a recommended daily dose of 5ml – 10ml which is equal to 150-300mg.

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

On May 15, 2018 TSI announced Institutional Review Board (IRB) clearance to initiate a pilot pharmacokinetic trial of “NanoStilbene.” Then on July 02, 2018 the Company announced receiving pilot clinical data providing proof of concept that NanoStilbene more effectively increases blood levels of the molecule as compared to conventional formulations. The clinical trial involved the administration of NanoStilbene in comparison to powder in capsule form pterostilbene with healthy volunteers, whom underwent a series of blood draws to determine the concentration of the compound.

NanoStilbene Administration Results in Superior Pharmacokinetic Profile

Compared to Pterostilbene Administration

Blood was collected in EDTA tubes and plasma collected subsequent to centrifugation at 700g for 10 minutes. Collection time points were prior to administration of test compound, as well as at times 2hr, 4hr, 6hr, 8hr, 10hr, and 12 hrs. Test compounds were 10 ml of NanoStilbene (provided by Therapeutic Solutions International) and 6 capsules of 50 mg pterostilbene (VitaMonk). A wash out period of 3 days was allowed between two test compound administration.

The results were that at peak concentration NanoStilbene had a 55% increase in serum levels over the traditional powder form of pterostilbene. The data also shows the half-life to be double to that of the capsule form.

The data in Granted U.S. Patent No.: 9,682,047 strongly suggest that pterostilbene administration may be an inexpensive and safe method of augmenting efficacy of numerous immunotherapeutic drugs. Although cancer immunotherapy has revolutionized the prognosis of many patients, the majority of patients still possess poor or suboptimal responses to this approach.

DermalStilbene is delivered via spray application onto skin. This product contains DMSO (Dimethyl Sulfoxide) as a carrier and caution should be used not to spray product near eyes. Each 60ml bottle contains 300 applications of spray.

When using this product, you may notice some of the following; as spray lands on your skin you may feel heat sensation, and as the mist settles on your skin you may notice tingling or itching, this is all normal and will usually subside within 5 -10 minutes of use, although it can last longer. DermalStilbene is manufactured and sold under US Patent No.: 9,682,047

As previously stated, pterostilbene has been demonstrated in numerous publications to possess therapeutic effects in animal models of numerous inflammatory-associated conditions including cancer, diabetes, and heart failure, but it has also been shown to “protect hairless mice against UVB radiation-induced skin damage and carcinogenesis1“, and “was able to reduce biofilm formation and kill the MRSA in immune cells by virtue of its strong antibacterial activity and facile delivery across biomembranes2”.

Pterostilbene is a more potent form of resveratrol, which both activate similar molecular pathways including SIRT-1. This protein called a “sirtuin” is known to possess anti-aging effects based on laboratory studies. While clinical studies have not been performed yet, it is not outside of the realm of possibility that pterostilbene based products may possess a beneficial effect on aging cells.

IsoStilbene an injectable formulation of pterostilbene under granted ‘047 Patent for Augmentation of Immunotherapy and Targeting of Cancer Stem Cells.

Peer reviewed publications have demonstrated efficacy of the pterostilbene molecule at stimulating immunity to cancer, as well as targeting cancer stem cells. Unfortunately, classical formulations of pterostilbene do not appear to deliver effective amounts of pterostilbene to cancer cells.

For this reason, Therapeutic Solutions International has developed several alternative dosing formulations including the previously discussed NanoStilbene, and now, IsoStilbene.

NeuroStilbene s delivered via spray application inside the nostril. Each 30ml bottle contains 300 applications of spray.

Intranasal delivery with the intention to deliver high concentrations of substances into the brain across what is called the “blood-brain barrier.” This structure is a “security system” that keeps blood cells separate from the fluid surrounding the brain. This barrier does provide oxygen and nutrients to be transported by the blood cells but prevents harmful substances like bacteria or poisons from getting to the brain. While compounds such as pterostilbene, and alpha lipoic acid, can bypass the BBB, it is anticipated that higher concentrations can be delivered through the intranasal route.

FUTURE BUSINESS DESCRIPTION

Emvolio, Inc. (“EMVO”) – is a wholly-owned subsidiary of TSI focused on developing products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. Mr. Dixon and Mr. Berg, and Dr. Ichim, of the Company, are also officers and officers and/or directors of EMVO. As of August 17, 2018, formal operations have not commenced.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company has currently suspended its application in seeking regulatory approval for its device to treat sleep apnea. As of August 17, 2018, formal operations have not commenced.

On May 1, 2018 the Company licensed StemVacs to Pan Am Cancer Center in Tijuana, Mexico and on June 6, 2018 the Company further licensed Pan Am four additional immunotherapy products developed by the Company. These four patent-pending technologies are Cancer Metabolic Detox, MemoryMune, LymphoBoost, and innaMune.

We hope to develop new products that can be used together to attack cancer as different levels, as well as be used alone or in combination with existing therapies. The overarching approach to cancer is as follows:

The overarching approach to cancer on the StemVacs Platform is as follows:

•Treat innate immune suppression: Administration of oral NanoStilbene to decrease immune suppressive toxic molecules made by tumor and tumor microenvironment.

•Treat adaptive immune suppression: Administration of MemoryMune to activate dormant memory cells recognizing the tumor. Administration of LymphoBoost to repair deficient IL-12 production.

•Stimulation of immune response to cancer stem cells (StemVacs).

•Consolidation and maintenance of immunity: Cycles of StemVacs, supported by innaMune and LymphoBoost.

StemVacs: StemVacs is a subcutaneously administered vaccine comprised of immune stimulatory peptides resembling cancer stem cell specific proteins. StemVacs is now available as a treatment option at the Pan American Cancer Treatment Center in Tijuana, Mexico for stages 1-4 breast and prostate cancers.

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

Clinical Programs, Vaccines and Adjuvants

NanoStilbene Clinical Study in Cancer

1)Pharmacokinetics of blood serum concentration across a prescribed period of time. This involves the study of the bodily absorption, distribution, metabolism, and excretion of drugs and the characteristic interactions of a drug and the body in terms of its absorption, distribution, metabolism, and excretion. This has been completed as of this writing.

A small pilot study is in the planning stages to be performed under the direction of Dr. Santosh Kesari at John Wayne Cancer Institute in Santa Monica CA. by conducting a clinical trial assessing the effects of pterostilbene in modulating immune response and inflammatory parameters in a group of advanced solid tumor cancer patients.

2)Publication by Dr. Kesari, Dr. Ichim and other members of our team.

NanoStilbene Clinical Study in Heart Disease

1)A small pilot study is in the planning stages to be performed under the direction of Dr. Nassir Azimi in San Diego CA. by conducting a study using NanoStilbene in a group of heart attack patients.

2)Publication by Dr. Azimi, Dr. Guzman, and other members of our team.

StemVacs Immunotherapy Platform for Prostate Cancer

StemVacs is a platform for antigen-nonspecific immune modulatory treatment that can be utilized as a monotherapy or as a combination with antigen-specific modalities such as peptide or protein-based vaccines.

StemVacs is, therefore, a subcutaneously administered vaccine comprised of immune stimulatory peptides resembling cancer stem cell-specific proteins.

StemVacs is now available as a treatment option at the Pan American Cancer Treatment Center in Tijuana, Mexico for stages 1-4 breast and prostate cancers.

Immunotherapy as an Alternative to Watchful Waiting

Early Stage Prostate Cancer: Because prostate cancer often grows very slowly, some men (especially those who are older or have other serious health problems) might never need treatment for their prostate cancer. Instead, their doctors usually recommend approaches known as watchful waiting. If you have elevated PSA but slow-growing prostate cancer, does it make sense to play “Russian Roulette” with your health? Currently, the only medical intervention that is available to patients with early-stage prostate cancer who do not want to “wait” is taking finasteride, which although has been shown to decrease the overall incidence, the patients that developed aggressive cancer had higher aggression when taking finasteride as compared to controls.

Immunotherapy Instead of Waiting: One promising treatment that we are developing and offering at the Pan Am Cancer Treatment Center, for patients who are “watchfully waiting” is the application of an immunotherapy that expects to specifically train the immune system to attack cancer.

Immunotherapy has been approved by the FDA for treatment of late-stage prostate cancer in the form of the cellular drug Provenge. This drug is comprised of a type of immune system cell, termed “dendritic cell” that is generated from the blood of patients.

It has the capacity to activate other immune cells in the body to attack proteins found on prostate-derived cells. Since prostate cancer cells possess prostate proteins, the immune system of patients treated with Provenge begins attacking prostate cancer cells not only in the prostate but all throughout the body. One of the main reasons why Provenge is not utilized in the United States for early-stage prostate cancer is its high costs.

This is very unfortunate because in the early stages of prostate cancer the immune system of the patient is still relatively intact, thus offering a much higher chance of success.

With the advantage of 10 years of experience in cellular processing and manufacturing, as well as a partnership with Key Opinion Leaders in the area of dendritic cell therapy, the Pan Am Cancer Treatment Center offers a novel way of dealing with early-stage prostate cancer.

Instead of “watchful waiting” or taking drugs that potentially increase the possibility of developing aggressive tumors, we offer a prostate cancer immunotherapeutic based on the same scientific principles as Provenge except for increased efficacy and lower price.

Rationale for Immunotherapy: The immune system is an ever-vigilant defense against bacterial, viral and parasitic infections, as well as against cancer7. Early studies demonstrated that some cancer patients whose immune systems are activated as a result of bacterial infections undergo remissions. Importantly, patients who have a chronically low level of immune activity are characterized by staggeringly high incidence of cancer.

Further support for an active role of the immune system in protecting the body against cancer comes from recent clinical trials in which a class of immune system stimulatory drugs termed “checkpoint inhibitors” have achieved previously unheard-of results in cancers resistant to treatment such as advanced prostate cancer.

It is well recognized that various types of cancers possess an incrementally higher level of ability to suppress the immune system the more advanced the cancer is. For example, in prostate cancer patients, those possessing a higher Gleason score suffer from an increased suppression of immune function.

Accordingly, augmentation of anticancer responses by introducing immunotherapy earlier in the pathogenesis of cancer progression increases the probability of success.

Conclusion:

At present, the only options available for patients with early-stage prostate cancer is waiting or taking drugs that potentially could increase aggressiveness.

StemVacs Immunotherapy Platform for Breast Cancer

StemVacs is a platform for antigen-nonspecific immune modulatory treatment that can be utilized as a monotherapy or as a combination with antigen-specific modalities such as peptide or protein-based vaccines.

StemVacs is, therefore, a subcutaneously administered vaccine comprised of immune stimulatory peptides resembling cancer stem cell-specific proteins.

StemVacs is now available as a treatment option at the Pan American Cancer Treatment Center in Tijuana, Mexico for stages 1-4 breast and prostate cancers.

BRS-001: Cancer Stem Cell Targeted Immunotherapy

BRS-001 is a patent-pending cellular immunotherapy developed by scientists at Therapeutic Solutions International, Inc., a San Diego Biotechnology Company, which is available at the Pan Am Cancer Treatment Center in Tijuana Mexico to treat stages 1-4 in breast cancer.

BRS-001 activates the immune system to seek and destroy cancer stem cells, based on their expression of a protein named Brother of the Regulator of Imprinted Sites (BORIS). BRS-001 is generated using white blood cells of the patient, which are grown outside of the body to create dendritic cells. The patient’s own dendritic cells are treated in vitro with peptides derived from BORIS, and subsequently are injected back into the patient in order to program the immune response to kill cells that express the protein BORIS, which are cancer stem cells.

Without Killing of Cancer Stem Cells, it is Impossible to Cure Cancer

All tumor cells are the offspring of a single, aberrant cell, but they are not all alike. Only a few retain the capacity of the original cell to create an entire tumor. Such cancer stem cells can migrate to other tissues and become fatal metastases. To fully cure a patient’s cancer, it is crucial to find and eliminate all of these cells because any that escape can regenerate the tumor and trigger its spread through the body.

BORIS is Essential for Cancer “To be Cancer”

The BORIS protein functions to disable a tumor suppressor termed “CTCF”. The role of CTCF is to ensure that parts of DNA that should not be activated, indeed are not activated. For example, one of the roles of CTCF is to block expression of genes that cause cancer. In cancer stem cells, BORIS blocks the function of CTCF, thus allowing for propagation of cancer. It has been shown that if BORIS is blocked in cancer stem cells, the cancer stem cells no longer form tumors.

BRS-001 is Selective Immunotherapy

Dendritic cells are the most potent immune stimulatory cell of the body. Currently, dendritic cell therapy is approved in the USA in the form of the drug Provenge. BRS-001 consists of dendritic cells that are treated with parts of the BORIS protein in order to stimulate killer T cell responses against any cell that expresses BORIS. Using dendritic cells to stimulate immunity offers the advantage of inducing immunological memory against the tumor. Published studies by us in collaboration with the NIH showed immunity to BORIS results in tumor killing.

Preclinical Proof

The BRS-001 construct is capable of stimulating immune responses that cross over to wild-type tumors without having the potential of causing cancer. This ability to induce tumor immunity was validated across a broad variety of tissue types making the BRS-001 approach broadly applicable for numerous cancers. This was described in peer-reviewed papers by Company scientists demonstrating that immunization with BRS-001 not only inhibits growth of aggressive breast cancer 4T1 cells in BALB/c mice, but also that mice immunized with BRS-001 contain high numbers of CD8+ T cells that have spontaneous cytolytic activity against breast, leukemia, and glioma cells in vitro.

The BRS-001 construct is capable of stimulating immune responses that crossover to wild-type tumors without having the potential of causing cancer. This ability to induce tumor immunity was validated across a broad variety of tissue types making the BRS-001 approach broadly applicable for numerous cancers.

This was described in peer reviewed papers by Company scientists demonstrating that immunization with BRS-001 not only inhibits growth of aggressive breast cancer 4T1 cells in BALB/c mice, but also that mice immunized with BRS-001 contain high numbers of CD8+ T cells that have spontaneous cytolytic activity against breast, leukemia, and glioma cells invitro.

Company scientists have determined that vaccination with BRS-001 in the context of various immune stimulatory technologies induces a CD8 cytotoxic T cell response that recognizes tumors independent of tissue origin.

Conclusion:

This type of immune response is usually associated with remission of the tumor. Based on this mechanism of action, Therapeutic Solutions International, Inc. has decided to develop a dendritic cell BORIS-peptide pulsed candidate as the most promising method of stimulating immune responses to BORIS in cancer patients.

Additional StemVacs Platform Immunotherapeutics

NanoStilbene: Patented Augmenter of Cancer Immunotherapy

NanoStilbene, a nanoparticle formulation of pterostilbene, is covered for use in cancer immunotherapy under the Company’s issued U.S. Patent No.: 9,682,047 and is included as part of the Prostate and Breast Cancer Protocol with StemVacs.

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

Patent Title: Targeting the Tumor Microenvironment through Nutraceutical Based Immunoadjuvants

Disclosed are compositions useful for the treatment of cancer which modulate tumor associated immunosuppression, thus acting as immunoadjuvants. In one embodiment a composition containing apigenin, is provided, said composition useful for inhibition of tumor associated immune suppression mediated through the molecule indolamine 2,3 deoxygenase (IDO). In another embodiment, liposomal apigenin is administered as a means of decreasing IDO expression.

innaMune: This is a biological product derived from tissue culture of blood cells derived from healthy donors. It is a combination of cytokines that maintain activity of innate immune system cells, as well as having ability to shift M2 macrophages to M1.

Patent Title: Activated Leukocyte Extract for Repair of Innate Immunity in Cancer Patients

Disclosed are compositions, methods of use, and pharmaceutical preparations useful for modulation of immune responses. In one embodiment a composition is extracted polyvalently activated peripheral blood mononuclear cells through dialysis. Said immune modulator is useful for treatment of cancer and alleviation of cancer associated immune depression. In one embodiment, said immunomodulator acts as a costimulatory of T cell activation by modulation of cytokine production. In one embodiment said immune modulator is concentrated for miRNA species capable of activating innate immune cells.

LymphoBoost: LymphoBoost is a proprietary formulation of Mifepristone, a drug approved for another indication, which we have shown to be capable of stimulating lymphocytes, particularly NK cells and T cells, both critical in maintaining anti-tumor immunity.

Augmentation of Anti-Tumor Immunity by Mifepristone and Analogues Thereof

The present invention relates to compositions of matter and methods useful for improving a treatment outcome and/or an alteration of immunity in a condition that benefits from immune stimulation. In particular, one embodiment of the invention teaches administration of sufficient doses of mifepristone or a derivative, alone, or in combination with an immunotherapeutic such as, but not limited to, an antibody, a vaccine, a cytokine, or a medicament whose therapeutic activity is associated with immune modulation.

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

Patent Title: Methods of Re-Activating Dormant Memory Cells with Anticancer Activity

Disclosed are methods, protocols and compositions of matter useful for stimulation of anticancer immune responses. In one embodiment of the invention culture of buffy coat cells is performed in an environment resembling non-physiological conditions. Buffy coat derived products are subsequently harvested, concentrated, and added to a culture of monocytes and lymphocytes. Conditioned media from said second culture is subsequently utilized as an injectable solution for stimulation of anticancer immunity.

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

For the three and six months ended June 30, 2018 and 2017

Prepaid expenses and other current assets increased $67,530, from $1,054 to $68,584 as of June 30, 2017 and 2018, respectively. This increase was mainly due to an increase in consulting agreements and scientific board member agreements that were entered into during the six months ended June 30, 2018. These agreements are capitalized over the number of months of their respective agreements.

We had a net loss of $613,058 for the three months ended June 30, 2018, compared to a net loss of $247,860 for the three months ended June 30, 2017, an increase of $365,198. We had a net loss of $890,692 for the six months ended June 30, 2018, compared to a net loss of $433,810 for the six months ended June 30, 2017, an increase of $456,882. These increases were mainly due to increases in salaries, wages and related expenses, consulting fees, and changes in fair value of derivatives liabilities.

Net sales increased $274, from $745 to $1,019, for the three months ended June 30, 2017 and June 30, 2018, respectively. Net sales increased $326, from $1,293 to $1,619, for the six months ended June 30, 2017 and June 30, 2018, respectively

Cost of goods sold decreased $123, from $227 to $104, for the three months ended June 30, 2017 and June 30, 2018, respectively. Cost of goods sold decreased $216, from $425 to $209, for the six months ended June 30, 2017 and June 30, 2018, respectively. These decreases were mainly due to lower cost of goods sold for products in 2018 compared 2017.

Operating expenses for the three month periods ended June 30, 2018 and 2017 were $235,207 and $240,248, a decrease of $5,041. This decrease was mainly due to a decrease in legal and professional fees. Operating expenses for the six month periods ended June 30, 2018 and 2017 were $434,528 and $420,366, an increase of $14,162. This increase was mainly due to increases in salaries, wages and related expenses and consulting fees coupled with a decrease in legal and professional fees.

General and administrative expenses decreased $12,983, from $35,256 to $22,273, for the three months ended June 30, 2017 and 2018, respectively. This decrease was mainly due to decreased continuing education expense in the comparable quarters in 2018 compared to 2017. General and administrative expenses decreased $16,504, from $52,743 to $36,239, for the six months ended June 30, 2017 and 2018, respectively. This decrease was mainly due decreased continuing education expense in the comparable quarters in 2018 compared to 2017.

Salaries, wages and related expenses increased $6,169, from $94,871 to $101,040 for the three months ended June 30, 2017 and 2018, respectively. This increase was mainly due to an increase in wage related expenses. Salaries, wages and related expenses increased $15,347, from $184,302 to $199,649 for the six months ended June 30, 2017 and 2018, respectively. This increase was mainly due to an increase in wage related expenses.

Selling expenses decreased $436, from $1,042 to $606, for the three months ended June 30, 2017 and 2018, respectively. This was mainly due a decrease in selling and marketing expenses related to the Company’s products during the period. Selling expenses decreased $648, from $1,826 to $1,178, for the six months ended June 30, 2017 and 2018, respectively. This was mainly due a decrease in selling and marketing expenses related to the Company’s products during the period.

Consulting fees increased $11,906 from $6,700 to $18,606 for the three months ended June 30, 2017 and 2018, respectively, due to an increase in overall consulting services. Consulting fees increased $22,671 from $6,700 to $29,371 for the six months ended June 30, 2017 and 2018, respectively, due to an increase in overall consulting services.

Legal and professional fees decreased $42,836, from $101,229 to $58,393 for the three months ended June 30, 2017 and June 30, 2018, respectively, due to a decrease in legal expenses. Legal and professional fees decreased $24,492, from $152,719 to $128,227 for the six months ended June 30, 2017 and June 30, 2018, respectively, due to a decrease in legal expenses.

Research and development costs increased $33,139, from $1,150 to $34,289, for the three months ended June 30, 2017 and 2018, respectively. This increase was mainly due to increased research and development expenses for the comparable three month periods. Research and development costs increased $17,788, from $22,076 to $39,864, for the six months ended June 30, 2017 and 2018, respectively. This increase was mainly due to increased research and development expenses for the comparable six month periods.

Loss on derivatives liability increased $42,104, from $0 to $42,104 for the three months ended June 30, 2017 and June 30, 2018, respectively. This increase was due to a derivative liability loss from certain convertible notes at June 30, 2018 compared to June 30, 2017. Loss on derivatives liability increased $121,455, from $0 to $121,455 for the six months ended June 30, 2017 and June 30, 2018, respectively. This increase was due to a derivative liability loss from certain convertible notes at June 30, 2018 compared to June 30, 2017.

Change in fair value of derivative liabilities increased $291,923 from $0 to $291,923 for the three months ended June 30, 2017 and June 30, 2018, respectively. This increase was due to a derivative liability revaluation change from all outstanding convertible notes for the three months ended June 30, 2018 compared to June 30, 2017. Change in fair value of derivative liabilities increased $247,096 from $0 to $247,096 for the six months ended June 30, 2017 and June 30, 2018, respectively. This increase was due to a derivative liability revaluation change from all outstanding convertible notes for the six months ended June 30, 2018 compared to June 30, 2017.

Net interest expense increased $36,609 from $8,130 to $44,739 for the three months ended June 30, 2017 and June 30, 2018, respectively. This increase was mainly due to increased debt balances. Net interest expense increased $74,711 from $14,312 to $89,023 for the six months ended June 30, 2017 and June 30, 2018, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $6.2 million and a working capital deficit of approximately $1.8 million at June 30, 2018. These conditions raise significant doubt about the Company’s ability to continue as a going concern for the 12 months subsequent to the issuance of the June 30, 2018 financial statements. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2018 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of June 30, 2018 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2018:

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

On May 21, 2018, we issued 2,742,857 shares of common stock for the partial conversion of $6,000 for convertible note dated September 7, 2017.

On June 15, 2018, we issued 8,500,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement.

On July 3, 2018, we issued 5,000,000 shares of common stock, valued at $0.004 per share, for an investment in the Company’s Private Placement.

On July 9, 2018, we issued 4,166,667 shares of common stock for the partial conversion of $15,000 for convertible note dated January 3, 2018.

On July 12, 2018, we issued 4,077,778 shares of common stock for the partial conversion of $13,000 for convertible note dated January 3, 2018.

On July 19, 2018, we issued 2,500,000 shares of common stock, valued at $0.015 per share, to a Scientific Advisory Board member for consulting services.

On August 7, 2018, we issued 11,000,000 shares of common stock at $0.011 per share, for consulting services.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: August 17, 2018	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2018	By: /s/ Gerry B. Berg
Gerry B. Berg Chief Financial Officer (Principal Financial Officer)