Form 10-Q
period 2018-09-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2018-11-14
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

As of November 14, 2018, the Registrant had 976,175,844 outstanding shares of Common Stock with a par value of $0.001 per share.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$21,205	$29
Accounts receivable, net	2,020	-
Inventory	1,545	1,515
Prepaid expenses and other current assets	181,778	1,054
Total current assets	206,548	2,598

Other assets	23,942	23,927

Total assets	$230,490	$26,525

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$335,366	$343,810
Accrued expenses and other current liabilities	652,756	432,640
Convertible notes payable, net of discount of $75,402 and $28,541 at September 30, 2018 and December 31, 2017, respectively	41,598	27,459
Notes payable-related parties	451,027	429,201
Derivative liabilities	222,421	107,769
Total current liabilities	1,703,168	1,340,879

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 990,000,000 shares authorized; 931,175,844 and 806,501,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	931,176	806,501
Additional paid-in capital	3,923,277	3,147,811
Accumulated deficit	(6,327,131)	(5,268,666)
Total shareholders' deficit	(1,472,678)	(1,314,354)

Total liabilities and shareholders' deficit	$230,490	$26,525

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months ended September 30, 2018	For the Three Months ended September 30, 2017	For the Nine Months ended September 30, 2018	For the Nine Months ended September 30, 2017

Net Sales	$3,301	$630	$4,920	$1,923
Cost of Sales	560	191	769	616
Gross Profit	2,741	439	4,151	1,307

Operating expenses:
General and administrative	20,715	22,694	56,953	75,437
Salaries, wages, and related costs	110,114	95,536	309,763	279,838
Selling expenses	593	712	1,771	2,538
Consulting fees	51,346	22,950	80,717	29,650
Legal and professional fees	42,672	64,226	170,899	216,945
Research and development	33,896	2,038	73,760	24,114
Total operating expenses	259,336	208,156	693,863	628,522

Loss from operations	(256,595)	(207,717)	(689,712)	(627,215)

Other income (expense):
Loss on derivative liability	(139,221)	(83,968)	(260,676)	(83,968)
Change in fair value of derivatives liabilities	299,448	35,285	52,352	35,285
Interest expense	(71,406)	(10,363)	(160,429)	(24,675)
Total other income (expense)	88,821	(59,046)	(368,753)	(73,358)

Net loss	$(167,774)	$(266,763)	$(1,058,465)	$(700,573)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	895,023,749	783,207,044	870,304,630	769,394,382

See accompanying notes to condensed consolidated financial statements.

Therapeutic Solutions International, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Deficit
September 30, 2018
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2018	806,501,000	$806,501	$3,147,811	$(5,268,666)	$(1,314,354)

Common stock issued for services	30,000,000	30,000	253,750	-	283,750

Common stock issued upon conversion of convertible note payable	33,674,844	33,675	333,716	-	367,391

Common stock issued	61,000,000	61,000	188,000	-	249,000
Net Loss	-	-	-	(1,058,465)	(1,058,465)

Balance at September 30, 2018	931,175,844	$931,176	$3,923,277	$(6,327,131)	$(1,472,678)

See accompanying notes to condensed consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Cash flows from operating activities
Net loss	$(1,058,465)	$(700,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation to consultants	283,750	121,200
Accrued interest, notes payable	6,720	18,876

Loss on derivative liability	260,676	83,968
Change in fair value of derivative liabilities	(52,352)	(35,285)
Amortization of debt discount	126,139	9,092
Changes in operating assets and liabilities:
Accounts receivable	(2,020)	-
Inventory	(30)	14,402
Prepaid expenses and other current assets	(180,724)	(26,068)
Other assets	-	8,300
Accounts payable	(8,444)	12,747
Accrued expenses and other current liabilities	243,925	186,479
Net cash used in operating activities	(380,825)	(306,862)

Cash flows from financing activities
Proceeds from issuance of common stock	249,000	141,000
Proceeds from issuance of convertible notes payable	155,000	50,000
Payments on notes payable - related parties	(1,984)	-
Net proceeds from investments by related parties	-	99,235
Net cash provided by financing activities	402,016	290,235

Net increase (decrease) in cash, cash equivalents, and restricted cash	21,191	(16,627)
Cash, cash equivalents, and restricted cash at beginning of period	10,185	32,066
Cash, cash equivalents, and restricted cash at end of period	$31,376	$15,439

Supplemental Cash Flow Information:
Cash paid for interest	$3,761	$3,681
Cash paid for income taxes	$800	$-

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$18,000	$6,000
Debt discount recorded in connection with derivative liability	$155,000	$50,000
Common stock issued in payment of convertible note payable	$367,391	$-

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

Cash and cash equivalents	$21,205	$5,283
Restricted cash included in other assets	10,171	10,156

Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows:	$31,376	$15,439

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Emvolio, Inc. (“EMVO”) – is a wholly-owned subsidiary of TSI focused on developing products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. Mr. Dixon and Mr. Berg, and Dr. Ichim, of the Company, are also officers and officers and/or directors of EMVO. As of November 14, 2018, formal operations have not commenced.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company has currently suspended its application in seeking regulatory approval for its device to treat sleep apnea. As of November 14, formal operations have not commenced.

Management does not expect existing cash as of September 30, 2018 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these September 30, 2018 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2018, the Company has incurred losses totaling $6.3 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the twelve months subsequent to the issuance through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts.

During the nine months ended September 30, 2018, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 17, 2018.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2018. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated balance sheet at December 31, 2017, contained in the above referenced Form 10-K.

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

As of September 30, 2018, a total of 226,902,346 potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

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

September 30, 2018

Note 2 – Summary of Significant Accounting Policies (continued)

On November 17, 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and the amounts generally described as restricted cash and restricted cash equivalents. This standard states that transfers between cash, cash equivalents, and restricted cash are not part of the entity’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. On January 1, 2018, the Company adopted the standard and retrospectively applied the guidance of the standard to the prior period presented, which resulted in an increase of $10,156 in cash, cash equivalents, and restricted cash at the beginning of the first period presented on its consolidated statements of cash flows for the nine months ended September 30, 2017.

Note 3 – Restricted Cash

Included in other assets is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2019 and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011 and is not expected to paid within the next twelve months.

Note 4 – Notes Payable-Related Party

At September 30, 2018 and December 31, 2017, the Company has unsecured interest bearing demand notes outstanding to certain officers and directors amounting to $451,027 and $429,201, respectively. Interest accrued on these notes during the nine months ended September 30, 2018 and 2017 was $23,809 and $12,541, respectively.

Note 5 – Convertible Notes Payable

On January 3, 2018, February 27, 2018, May 1, 2018, June 5, 2018, July 2, 2018 and August 6, 2018, the Company entered into five $28,000 convertible promissory notes and one $33,000 convertible promissory note with a third party for which the proceeds were used for operations. The Company received net proceeds of $155,000 and a $18,000 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum for which $28,000 plus accrued interest are due on October 15, 2018, November 20, 2018, February 15, 2019, January 2, 2019 and February 6, 2019 and $33,000 plus accrued interest is due March 30, 2019. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 55% of the average of the three (3) lowest trading prices of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at September 30, 2018, a total of 226,902,346 common shares in connection with the promissory notes.

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

For the six notes issued during the nine months ended September 30, 2018, the Company valued the conversion feature on the date of issuance resulting in initial liability of $415,676. Since the fair value of the derivatives were in excess of the proceeds received of $155,000, a full discount to convertible notes payable and a day one loss on derivative liabilities of $260,676 was recorded during the nine months ended September 30, 2018. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.003 to $0.006, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0052 to $0.0220, an expected dividend yield of 0%, expected volatility ranging from 214% to 304%, risk-free interest rates ranging from 1.81% to 2.33%, and an expected term ranging from 0.76 to 0.82 years.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Note 5 – Convertible Notes Payable (continued)

At December 31, 2017, the Company had existing derivative liabilities of $107,769 related to two $28,000 convertible notes. During the nine months ended September 30, 2018, four of the $28,000 convertible notes were converted into shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the nine months ended September 30, 2018, the Company recorded a gain of $114,892 related to the change of fair value of the derivative liability and recorded $333,716 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0033 to $0.0046 the closing stock price of the Company's common stock on the date of valuation ranging from $0.0052 to $0.02720, an expected dividend yield of 0%, expected volatility ranging from 185% to 277%, risk-free interest rates ranging from 1.81% to 2.33%, and expected terms ranging from 0.07 to 0.27 years.

On September 30, 2018, the derivative liabilities on the remaining four convertible notes were revalued at $222,421 resulting in a loss of $196,239 for the three months ended September 30, 2018 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.004, the closing stock price of the Company's common stock on the date of valuation of $0.01, an expected dividend yield of 0%, expected volatility ranging from 256% to 272%, risk-free interest rate of 2.33%, and an expected term ranging from 0.38 to 0.66 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the effective interest method. For the nine months ended September 30, 2018, the Company amortized $126,139 to interest expense. As of September 30, 2018, discounts of $75,402 remained which will be amortized

Note 6 – Subsequent Events

On October 3, 2018, we issued a nine month convertible note in the amount of $33,000 with an annual interest rate of 12%.

On October 25, 2018, the officers and a director were granted a Restricted Stock Award (“RSA”) for 15,000,000 shares each of Company’s common stock in accordance with a Restricted Stock Award Agreement dated October 25, 2018.

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

Emvolio, Inc. (“EMVO”) – is a wholly-owned subsidiary of TSI focused on developing products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. Mr. Dixon and Mr. Berg, and Dr. Ichim, of the Company, are also officers and officers and/or directors of EMVO. As of November 14, 2018, formal operations have not commenced.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company has currently suspended its application in seeking regulatory approval for its device to treat sleep apnea. As of November 14, 2018, formal operations have not commenced.

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

On August 13, 2018 the Company filed a patent application titled “Enhancement of Ozone Therapy using Pterostilbene” showing pterostilbene potently augments killing of breast cancer, prostate cancer, and ovarian cancer cells by ozone therapy.

On September 17, 2018 the Company filed a patent application titled “Pterostilbene and Compositions Thereof for Prevention and Treatment of Chronic Traumatic Encephalopathy” from new data demonstrating the ability of its NeuroStilbene intranasal formulation of pterostilbene to successfully prevent the development of brain injury in an animal model of Chronic Traumatic Encephalopathy.

On September 25, 2018 the Company filed a patent application titled “Pterostilbene and Formulations Thereof for Treatment of Pathological Immune Activation” covering novel clinical data using its NanoStilbene™ formulation to reduce inflammatory cytokine production in cancer patients.

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

FUTURE BUSINESS DESCRIPTION

Emvolio, Inc. (“EMVO”) – is a wholly-owned subsidiary of TSI focused on developing products that can be used together to attack cancer at different levels, as well as to be used alone or in combination with existing therapies. Mr. Dixon and Mr. Berg, and Dr. Ichim, of the Company, are also officers and officers and/or directors of EMVO. As of November 14, 2018, formal operations have not commenced.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company has currently suspended its application in seeking regulatory approval for its device to treat sleep apnea. As of November 14, 2018, formal operations have not commenced.

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

2)A small pilot study is in the planning stages to be performed under the direction of Dr. Santosh Kesari at John Wayne Cancer Institute in Santa Monica CA. by conducting a clinical trial assessing the effects of pterostilbene in modulating immune response and inflammatory parameters in a group of advanced solid tumor cancer patients. This has been completed as of this writing.

3)Publication by Dr. Kesari, Dr. Ichim and other members of our team. This is currently underway.

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

For the three and nine months ended September 30, 2018 and 2017

Prepaid expenses and other current assets increased $180,724, from $1,054 to $181,778 as of September 30, 2017 and 2018, respectively. This increase was mainly due to an increase in consulting agreements and scientific board member agreements that were entered into during the nine months ended September 30, 2018. These agreements are capitalized over the number of months of their respective agreements.

We had a net loss of $167,774 for the three months ended September 30, 2018, compared to a net loss of $266,763 for the three months ended September 30, 2017, a decrease of $98,989. This decrease was mainly due to increases in consulting fees, loss on derivative liability, interest expense, a decrease in legal and professional fees and changes in fair value of derivatives liabilities.  We had a net loss of $1,058,465 for the nine months ended September 30, 2018, compared to a net loss of $700,573 for the nine months ended September 30, 2017, an increase of $357,892. This increase was mainly due to increases in salaries, wages and related costs, consulting fees, research and development, loss on derivative liability, interest expense, a decrease in legal and professional fees, and changes in fair value of derivatives liabilities.

Net sales increased $2,671, from $630 to $3,301, for the three months ended September 30, 2017 and September 30, 2018, respectively. Net sales increased $2,997, from $1,923 to $4,920, for the nine months ended September 30, 2017 and September 30, 2018, respectively.

Cost of goods sold increased $369, from $191 to $560, for the three months ended September 30, 2017 and September 30, 2018, respectively. Cost of goods sold increased $153, from $616 to $769, for the nine months ended September 30, 2017 and September 30, 2018, respectively. These increases were mainly increases in net sales for products in 2018 and 2017.

Operating expenses for the three month periods ended September 30, 2018 and 2017 were $259,336 and $208,156, an increase of $51,180. This increase was mainly due to an increase in salaries, wages, and related costs, consulting fees, research and development, and a decrease in legal and professional fees. Operating expenses for the nine month periods ended September 30, 2018 and 2017 were $693,863 and $628,522, an increase of $65,342. This increase was mainly due to increases in salaries, wages and related costs, consulting fees, research and development, coupled with a decrease in legal and professional fees.

General and administrative expenses decreased $1,979, from $22,694 to $20,715, for the three months ended September 30, 2017 and 2018, respectively. This decrease was mainly due to decreased continuing education expense in the comparable quarters in 2018 compared to 2017. General and administrative expenses decreased $18,484, from $75,437 to $56,953, for the nine months ended September 30, 2017 and 2018, respectively. This decrease was mainly due decreased bad debt expense in the comparable quarters in 2018 compared to 2017.

Salaries, wages and related costs increased $14,578, from $95,536 to $110,114 for the three months ended September 30, 2017 and 2018, respectively. This increase was mainly due to an increase in wage related expenses. Salaries, wages and related costs increased $29,925, from $279,838 to $309,763 for the nine months ended September 30, 2017 and 2018, respectively. This increase was mainly due to an increase in wage related expenses.

Selling expenses decreased $119, from $712 to $593, for the three months ended September 30, 2017 and 2018, respectively. This was mainly due a decrease in selling and marketing expenses related to the Company’s products during the period. Selling expenses decreased $767, from $2,538 to $1,771, for the nine months ended September 30, 2017 and 2018, respectively. This was mainly due a decrease in selling and marketing expenses related to the Company’s products during the period.

Consulting fees increased $28,396 from $22,950 to $51,346 for the three months ended September 30, 2017 and 2018, respectively, due to an increase in overall consulting services. Consulting fees increased $51,067 from $29,650 to $80,717 for the nine months ended September 30, 2017 and 2018, respectively, due to an increase in overall consulting services.

Legal and professional fees decreased $21,554, from $64,226 to $42,672 for the three months ended September 30, 2017 and September 30, 2018, respectively, due to a decrease in legal expenses. Legal and professional fees decreased $46,046, from $216,945 to $170,899 for the nine months ended September 30, 2017 and September 30, 2018, respectively, due to a decrease in legal expenses.

Research and development costs increased $31,858, from $2,038 to $33,896, for the three months ended September 30, 2017 and 2018, respectively. This increase was mainly due to increased research and development expenses related our NanoStilbene products for the comparable three month periods. Research and development costs increased $49,616, from $24,144 to $73,760, for the nine months ended September 30, 2017 and 2018, respectively. This increase was mainly due to increased research and development expenses for the comparable nine month periods.

Loss on derivatives liability increased $55,253, from $83,968 to $139,221 for the three months ended September 30, 2017 and September 30, 2018, respectively. This increase was due to a derivative liability loss from additional convertible notes outstanding at September 30, 2018 compared to September 30, 2017. Loss on derivatives liability increased $176,708, from $83,968 to $260,676 for the nine months ended September 30, 2017 and September 30, 2018, respectively. This increase was due to a derivative liability loss from certain convertible notes at September 30, 2018 compared to September 30, 2017.

Change in fair value of derivative liabilities increased $264,163 from $35,285 to $299,448 for the three months ended September 30, 2017 and September 30, 2018, respectively. This increase was due to a derivative liability revaluation change from all outstanding convertible notes for the three months ended September 30, 2018 compared to September 30, 2017. Change in fair value of derivative liabilities increased $17,067 from $35,285 to $52,352 for the nine months ended September 30, 2017 and September 30, 2018, respectively. This increase was due to a derivative liability revaluation change from all outstanding convertible notes for the nine months ended September 30, 2018 compared to September 30, 2017.

Net interest expense increased $61,043 from $10,363 to $71,406 for the three months ended September 30, 2017 and September 30, 2018, respectively. This increase was mainly due to increased debt balances. Net interest expense increased $135,754 from $24,675 to $160,429 for the nine months ended September 30, 2017 and September 30, 2018, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $6.3 million and a working capital deficit of approximately $1.5 million at September 30, 2018. These conditions raise significant doubt about the Company’s ability to continue as a going concern for the 12 months subsequent to the issuance of the September 30, 2018 financial statements. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2018 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of September 30, 2018 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of September 30, 2018:

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

On September 5, 2018, we issued 3,260,870 shares of common stock for the partial conversion of $15,000 for convertible note dated January 3, 2018.

On September 10, 2018, we issued 3,262,222 shares of common stock for the partial conversion of $13,000 and $1,680 of interest for convertible note dated January 3, 2018.

On September 19, 2018, we issued 1,500,000 shares of common stock, valued at $0.01 per share, to a Scientific Advisory Board member for consulting services.

On September 19, 2018, we issued 5,000,000 shares of common stock, valued at $0.005 per share, for an investment in the Company’s Private Placement

On October 3, 2018, we issued a nine month convertible note in the amount of $33,000 with an annual interest rate of 12%.

On October 25, 2018, the officers and a director were granted a Restricted Stock Award (“RSA”) for 15,000,000 shares each of Company’s common stock in accordance with a Restricted Stock Award Agreement dated October 25, 2018.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: November 14, 2018	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By: /s/ Gerry B. Berg
Gerry B. Berg Chief Financial Officer (Principal Financial Officer)