Form 10-K
period 2018-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2019-04-15
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comploying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $654,902 based on a closing price of $0.0022 as of June 30, 2018

As of April 15, 2019, 1,101,102,071 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

INDEX

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and any statements regarding future potential revenue, gross margins and our prospects for 2019 and thereafter. These statements may appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

Emvolio, Inc., – was a wholly-owned subsidiary of TSI, incorporated in the State of Delaware on October 3, 2016, for the purpose of filing an Investigation New Drug (“IND”) application with the FDA for our StemVacs immunotherapy vaccine. In May of 2018 President Donald J. Trump signed into the law, the Right To Try bill. Because of this change, Emvolio has decided to withdraw the IND for a Phase 1 trial in the USA because TSI had previously completed a 10 patient trial in Mexico. TSI has since generated Good Clinical Practice (“GCP”) documentation for the previously treated 10 patients into a Phase I trial, which will be presented to the FDA by TSI as part of an Ex-US trial compliant with 21 CFR 312.120 Foreign clinical studies not conducted under an IND. Therefore we have dissolved Emvolio, Inc. as it is no longer needed.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of December 31, 2018 and April 1, 2019, formal operations have not commenced.

Management does not expect existing cash as of December 31, 2018 or as of March 31, 2019 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these December 31, 2018 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2018, the Company has incurred losses totaling $7.1 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NanoStilbene™ is an easily absorbed nanoemulsion of nanoparticle pterostilbene derived from the ‘047 patent.

DermalStilbene is a topical form of pterostilbene delivered via spray application onto skin, derived from the ‘047 patent.

IsoStilbene an injectable formulation of pterostilbene is available by prescription only, derived from the ‘047 patent.

NeuroStilbene™ is an intranasal form of pterostilbene delivered via spray application inside the nostril, derived from the ‘047 patent.

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

On August 13, 2018 the company filed a patent application titled “Enhancement of Ozone Therapy using Pterostilbene” showing pterostilbene potently augments killing of breast cancer, prostate cancer, and ovarian cancer cells by ozone therapy. The data obtained is an extension of ongoing work at the Company seeking to identify means of enhancing the effects of pterostilbene administration for treatment of a variety of cancers, as well as enhancing the efficacy of existing cancer therapies.

On September 17, 2018 the company filed a patent application titled “Pterostilbene and Compositions Thereof for Prevention and Treatment of Chronic Traumatic Encephalopathy” with new data demonstrating the ability of its NeuroStilbene intranasal formulation of pterostilbene to successfully prevent the development of brain injury in an animal model of Chronic Traumatic Encephalopathy aka CTE.

On September 25, 2018 the company filed a patent application titled “Pterostilbene and Formulations Thereof for Treatment of Pathological Immune Activation” covering novel clinical data using its NanoStilbene™ formulation to reduce inflammatory cytokine production in cancer patients.

The Star Ingredient is Pterostilbene

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

ProJuvenol® was inspired by natures design and formulated to assist nature’s rejuvenation of the body's cells helping to slow and actually reverse the aging processes and decline in vitality. U.S. Patent No.: 9,682,047

ProJuvenol® includes:

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

Superoxide dismutase, (SOD) an essential enzyme found in all living cells, it is a powerful cellular protector which helps break down potentially harmful oxygen molecules in cells, assisting in the prevention of damage to tissues. Green coffee bean extract, which contains antioxidant polyphenols and plant compounds that help support a variety of biological processes including fat and glucose metabolism. ProJuvenol® uses the only known, patented coated source of Superoxide dismutase, to ensure that your body has the ability to absorb and utilize this ingredient. Uncoated versions of SOD have not been shown to be effective when taken orally, ProJuvenol® does not include ingredients that are not shown to possess the ability to convey the benefits attributable to that ingredient.

DMAE, 2-dimethylaminoethanol, an ingredient known to help promote choline production, which is required for healthy neurological and cognitive function. DMAE has been shown to have the ability to scavenge specific types of free radicals, it is also has been shown to assist in improving memory and mood; boosting thinking skills and intelligence; and increasing physical energy, oxygen efficiency, athletic performance, and muscle reflexes. It may also assist in preventing aging or liver spots, improving red blood cell function, and extending life span.

Piperine for bio-enhanced nutrient absorption. Piperine has been clinically tested in the United States. Piperine significantly enhances the bioavailability of various supplement nutrients through increased absorption. We have included this in ProJuvenol® because we believe that it significantly increases the absorption of the amazing active ingredients found in ProJuvenol®.

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

The recommended dose is 1.5 milliliters yielding 300 milligrams per dose. In addition to the benefits of the nanoparticle pterostilbene we chose to use medium chain triglycerides (MCT), derived from coconut oil, as one of our oil mediums in preparing the nanoemulsion.

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

NanoStilbene is available in 60ml bottles at a concentration of 200mg per ml with a recommended daily dose of 1.5ml which is equal to 300mg.

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

Results

The results were that at peak concentration NanoStilbene (Square) had a 55% increase in serum levels over the traditional powder (Triangle) form of pterostilbene. The data also shows the half-life to be double to that of the powder form.

The data in Granted U.S. Patent No.: 9,682,047 strongly suggest that pterostilbene administration may be an inexpensive and safe method of augmenting efficacy of numerous immunotherapeutic drugs. Although cancer immunotherapy has revolutionized the prognosis of many patients, the majority of patients still possess poor or suboptimal responses to this approach.

Clinical Trial of NanoStilbene for Immune Derepression in Advanced Cancer

Patients

Twelve advanced cancer patients were recruited for the study. All patients signed informed consent and were told of the investigational nature of the clinical trial. To be eligible patients must have at least 6 months life expectancy, ECOG over 2, metastatic advanced solid tumor, be ambulatory, and not suffer organ failure. Characteristics of the patients is described in Table 1.

NanoStilbene

NanoStilbene, was administered at a concentration of 10 ml orally per day (300mg) for a total of three weeks. Administration was performed by the patients at home and patients were instructed to note the time of dose intake as well as any side effects associated with ingestion. Patients were also instructed to ingest NanoStilbene on a full stomach.

Results

The study assessed whether the administration of NanoStilbene, a nanoformulation of pterostilbene, is effective at reducing inflammatory markers and augmenting immune function in 12 advanced cancer patients.

It has previously been known that pterostilbene possesses direct anticancer activity in the majority of cancers including melanoma1, glioma2, ovarian cancer3, prostate cancer4, pancreatic cancer5, breast cancer6, liver cancer7, colorectal cancer8, and various liquid tumors (leukemias)9.

Chronic inflammation, as measured by CRP, TNF-alpha and IL-6 levels in the blood, has been reported to be immune suppressive in cancer patients and we sought to reduce them through orally administered NanoStilbene. On average we saw CRP reduced by 27%, Interleukin 6 (IL-6) by 26% and TNF-alpha also by 26%. This dramatic reduction showed clinically relevant levels of downregulation of inflammatory cytokines as a result of the NanoStilbene administration.

The suppression of interferon gamma (IFN-g) is a hallmark of cancer immune evasion. Given that this cancer immune evasion is typically associated with inflammatory mediators such as TNF-alpha, we assessed the impact of NanoStilbene administration on the production of interferon gamma. We observed an average increase by 12% among the patients treated. The augmentation of interferon gamma production was due to the reduction of pro-inflammatory cytokines CRP, TNF-a, and IL-6.

The augmentation of natural killer cell (NK) activity is one of the most sensitive indicators of anticancer immunity seen clinically. Previous studies have shown that efficacy of antibody, as well as chemotherapy-induced cancer cell death, is dependent on NK activity. Unfortunately, cancer patients have suppressed NK activity, usually as a result of oxidative stress, therefore, it was postulated that NanoStilbene may reverse cancer associated NK depression. We observed on average an increase in NK activity of 37%, validating that 300mg of NanoStilbene daily was sufficient to cause these results.

These results suggest that NanoStilbene may be a useful adjuvant to immunotherapy of cancer rescuing T cell and NK cell activities. Augmentation of NK cell function may stimulate efficacy of approved therapies that depend on an active NK compartment such as Herceptin, Rituximab, and Cetuximab.

*The data provided here is partial and does not contain all materials submitted for publication and is preliminary until peer review is complete. These statements have not been evaluated by the Food and Drug Administration. These products are not intended to diagnose, treat, cure, or prevent any disease.

Dental

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of December 31, 2018 and April 1, 2019, formal operations have not commenced.

Immune-Oncology – Right To Try

In May of 2018 President Donald J. Trump signed into the law, the Right To Try bill. In 2015/2016 TSI began and completed a 10 patient clinical trial of advanced cancer patients in Mexico at the Pan Am Cancer Treatment Center located in Tijuan Mexico using our dendritic cell vaccine code named StemVacs. TSI has since generated GCP documentation for the previously treated 10 patients into a Phase I trial, which will be presented to the FDA by TSI as part of an Ex-US trial compliant with 21 CFR 312.120 Foreign clinical studies not conducted under an IND. This is a required step to conform to the new Right To Try law.

StemVacs is an immunotherapy platform that consists of 5 components. The overarching approach to the StemVacs Immunotherapy Platform is as follows:

1.Treat innate immune suppression: Administration of oral apigenin/NanoStilbene (Cancer DeTox Product) to decrease immune suppressive toxic molecules made by tumor and tumor microenvironment.

2.Treat adaptive immune suppression: Administration of MemoryMune to activate dormant memory cells recognizing the tumor. Administration of LymphoBoost to repair deficient IL-12 production.

3.Stimulation of immune response to cancer stem cells (StemVacs).

4.Consolidation and maintenance of immunity: Cycles of StemVacs, supported by innaMune and LymphoBoost

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

Chronic Traumatic Encephalopathy (CTE), and Traumatic Brain Injury (TBI) – Right To Try

On December 10, 2018 Therapeutic Solutions International, Inc., announced the signing of an agreement between TSOI and Jadi Cell LLC for licensing of the Jadi Cell universal donor adult stem cell, as covered in US Patent No.: 9,803,176 B2 for use in Chronic Traumatic Encephalopathy (CTE), and Traumatic Brain Injury (TBI).

The Jadi Cell product, which belongs to the mesenchymal stem cell (MSC) family of cells, is a unique adult stem cell, which produces higher levels of therapeutic factors compared to other stem cells. The cells have demonstrated safety in animal models and pilot human trials. The Jadi Cell product is generated from umbilical cords, which are a source of medical waste and available in large quantities at inexpensive prices.

Chronic Traumatic Encephalopathy (CTE) is caused by repetitive concussive/sub-concussive hits to the head sustained over a period of years and is often found in football players. The condition is characterized by memory loss, impulsive/erratic behavior, impaired judgment, aggression, depression, and dementia. In many patients with CTE, it is anatomically characterized by brain atrophy, reduced mass of frontal and temporal cortices, and medial temporal lobe.

Traumatic brain injury (TBI) is an insult to the brain, not of a degenerative or congenital nature, but caused by external physical force that may produce a diminished or altered state of consciousness, which results in an impairment of cognitive abilities or physical functioning.

CTE represents a significant unmet medical need which we believe is amenable to stem cell intervention. We are eager to accelerate treatments and potential cures for debilitating conditions such as CTE and traumatic brain injury and plan to leverage New regulatory pathways such as the recently approved “Right to Try” Law to deliver these medicines as soon as possible to patients which currently have no other options.

The Jadi Cell product because of its advanced stage of development in contrast to other stem cell types, which require years, if not decades of development before entry into American patients, will allow us we believe to be treating patients within 12 months. Currently means of isolating, producing, scaling up, and delivery of the cells has all been worked out by Jadi Cell and Collaborators.

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

EMPLOYEES

As of December 31, 2018, we had three full-time employees, all non-union. We believe that our relations with our employees are good.

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

Our management concluded that as of December 31, 2018 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2018:

1.we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

2.we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, and the performance of account reconciliations and approval ;

3.we have ineffective controls over the period end financial disclosure and reporting process caused by reliance on third-party experts and/or consultants and insufficient accounting staff; and

Based on our current plan, we believe we will need additional capital to support our operations.

Based on our current business plan, we believe that our cash and cash equivalents at December 31, 2018 will not be sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report on Form 10-K. Our current commercialization of products and clinical trial strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash. We need to raise additional capital to fund our operations. We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing or other preferred equity instruments, if available, may involve restrictive covenants.

There is substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. This going concern uncertainty, and any future going concern uncertainty, could materially limit our ability to raise additional capital. We have incurred significant losses since our inception, and it is possible we will never achieve future profitability. The Company is currently developing its new NanoStilbene product for commercialization. In addition, we are currently seeking regulatory clearance for our subsidiary SandBox’s product to treat obstructive sleep apnea in the United States. As a result, we continue to incur significant general and administrative expenses related to our operations. As a result, we have incurred substantial net losses to date. Our net losses for the years ended December 31, 2018 and 2017 were $1.9 million and $0.99 million, respectively. As of December 31, 2018, we had an accumulated deficit of $7.135 million. Meaningful revenues will likely not be available until, and unless, the Company can successfully launch our current TSI product line and our SandBox subsidiary’s product is cleared by the FDA and successfully commercialized. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations.

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

Emvolio, Inc.

Emvolio, Inc., – was a wholly-owned subsidiary of TSI, incorporated in the State of Delaware on October 3, 2016, for the purpose of filing an Investigation New Drug application with the FDA for our StemVacs immunotherapy vaccine. In May of 2018 President Donald J. Trump signed into the law, the Right To Try bill. Because of this change, Emvolio has decided to withdraw the IND for a Phase 1 trial in the USA because TSI had previously completed a 10 patient trial in Mexico. TSI has since generated GCP documentation for the previously treated 10 patients into a Phase I trial, which will be presented to the FDA by TSI as part of an Ex-US trial compliant with 21 CFR 312.120 Foreign clinical studies not conducted under an IND. Therefore we have dissolved Emvolio, Inc. as it is no longer needed.

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

The following table sets forth the quarterly high and low closing sales prices for our common stock from January 1, 2017 through December 31, 2018.

Quarter Ended	High	Low
December 31, 2018	$0.017	$0.003
September 30, 2018	$0.032	$0.008
June 30, 2018	$0.025	$0.004
March 31, 2018	$0.009	$0.005
December 31, 2017	$0.009	$0.004
September 30, 2017	$0.02	$0.005
June 30, 2017	$0.018	$0.004
March 31, 2017	$0.013	$0.002

Dividends

We did not declare or pay dividends during 2017 to 2018.

Issuances of Unregistered Securities

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

On September 5, 2018, we issued 3,260,870 shares of common stock for the partial conversion of $15,000 for convertible note dated February 27, 2018.

On September 10, 2018, we issued 3,262,222 shares of common stock for the partial conversion of $13,000 for convertible note dated February 27, 2018.

On September 19, 2018, we issued 5,000,000 shares of common stock, valued at $0.005 per share, for an investment in the Company’s Private Placement.

On September 19, 2018, we issued 1,500,000 shares of common stock, valued at $0.01 per share, to a Scientific Advisory Board member for consulting services.

On October 25, 2018, we issued 15,000,000 shares of common stock, valued at .0071 each to two officers and one director of the Company under a Restricted Stock Award.

On November 15, 2018, we issued 2,500,000 shares of common stock, valued at $0.008 per share, to a Scientific Advisory Board member for consulting services.

On November 23, 2018, we issued 3,805,899 shares of common stock for the partial conversion of $12,000 for convertible note dated May 1, 2018.

On November 26, 2018, we issued 4,347,826 shares of common stock for the partial conversion of $10,000 for convertible note dated May 1, 2018.

On November 28, 2018, we issued 3,657,143 shares of common stock for the partial conversion of $6,000 for convertible note dated May 1, 2018.

On December 7, 2018, we issued 8,823,529 shares of common stock for the partial conversion of $15,000 for convertible note dated June 5, 2018.

On December 14, 2018, we issued 5,882,353 shares of common stock for the partial conversion of $10,000 for convertible note dated June 5, 2018.

On December 17, 2018, we issued 5,870,588 shares of common stock for the partial conversion of $8,000 for convertible note dated June 5, 2018.

On January 3, 2019, we issued 15,000,000 shares of common stock, valued at .0071 each to two officers and one director of the Company under a Restricted Stock Award.

On January 3, 2019, we issued 10,000,000 shares of common stock, valued at $0.005 per share, to a Scientific Advisory Board member for consulting services.

On January 7, 2019, we issued 7,500,000 shares of common stock for the partial conversion of $12,000 for convertible note dated July 2, 2018.

On January 9, 2019, we issued 6,250,000 shares of common stock for the partial conversion of $10,000 for convertible note dated July 2, 2018.

On January 9, 2019, we issued 4,800,000 shares of common stock for the partial conversion of $7,680 for convertible note dated July 2, 2018.

On February 8, 2019, we issued 8,333,333 shares of common stock for the partial conversion of $10,000 for convertible note dated August 6, 2018.

On February 12, 2019, we issued 8,155,556 shares of common stock for the partial conversion of $14,680 for convertible note dated August 6, 2018.

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

Critical accounting policies can be found in Note 2 and related party disclosures in Note 9 can be found in the Consolidated Notes to the Financal Statements elsewhere in this Annual Report.

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its flagship product, ProJuvenol®, is a proprietary mixture containing pterostilbene – one of the most potent antioxidants known. TSI filed a patent application for ProJuvenol® on 07-08-2015 titled: “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions”.

Results of Operations

We had a net loss of approximately $1.9 million in 2018 compared to a net loss of approximately $0.99 million in 2017.

Net sales increased $614 from $2,851 to $3,485, for the years ended December 31, 2017 and 2018, respectively. This increase was mainly due to any increase in sales of the Company’s nutraceutical line of products.

Cost of goods sold increased $1,334, from $823 to $2,157, for the years ended December 31, 2017 and 2018, respectively. This increase was mainly due an inventory write down in 2018 to higher net sales of the Company’s new nutraceutical line of products in 2018 vs 2017

Operating expenses for the years ended December 31, 2018 and December 31, 2017 were approximately $1.201 million and $0.886 million, respectively, an increase of $0.315 million. This increase was mainly due a combination of increased general and administrative expenses, increased salaries, wages and related costs, an increase in consulting fees, a decrease in legal and accounting fees, and an increase in Research and development.

General and administrative expenses increased approximately $298 thousand, from $107 thousand to $405 thousand, for the years ended December 31, 2017 and 2018, respectively. This increase was mainly due to an increase in Restricted Stock Awards granted to two officers and one director during the year.

Salaries, wages and related expenses increased approximately $12 thousand, from $403 thousand to $415 thousand, for the years ended December 31, 2017 and 2018, respectively. This increase was mainly due to an increase in officers’ salaries.

Selling expenses decreased approximately $0.8 thousand, from $3.3 thousand to $2.5 thousand, for the years ended December 31, 2017 and 2018, respectively. This decrease was mainly due to decreased selling and marketing expenses related to the Company’s nutraceutical line of products.

Consulting fees increased approximately $43 thousand from $70 thousand to $113 thousand for the years ended December 31, 2017 and 2018, respectively, due to an increase in overall consulting services during 2018.

Legal and professional fees decreased approximately $88 thousand, from $278 thousand to $190 thousand for the years ended December 31, 2017 and 2018, respectively, due to a decrease in overall accounting, patent and general counsel services.

Research and Development costs increased approximately $50 thousand, from $25 thousand to $75 thousand, for the years ended December 31, 2017 and 2018, respectively. This increase was mainly due to research and development expenses related to the Company’s nutraceutical line of products.

Loss on derivatives liability increased approximately $304 thousand, from $84 thousand to $388 thousand, for the years ended December 31, 2017 and 2018, respectively. This increase was mainly due to derivative liability increases from certain convertible notes in 2018 compared to 2017.

Change in fair derivatives liabilities increased approximately $11 thousand from $26 to $37 thousand for the years ended December 31, 2017 and 2018, respectively. This increase was due to a derivative liability expense from certain convertible notes in 2018 compared to 2017.

Net interest expense increased approximately $189 thousand from $53 thousand to $242 thousand for the years ended December 31, 2017 and 2018, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $7.1 million and a working capital deficit of approximately $1.8 million at December 31, 2018. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 3, 2019, the Board of Directors engaged Fruci & Associates II, PLLC (“Fruci”), as the Company's independent registered public accounting firm for the year ending December 31, 2018. The Company filed a Form 8-K on January 7, 2019 in regard to this change.

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

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013) in Internal Control-Integrated Framework. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of December 31, 2018 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2018:

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

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we have increased our use of external accounting services, adopted policies to improve timely reviews by management and coordination with accounting consultants, and engaged corporate and securities legal counsel with better capabilities than our previous provider's.

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective ages as of December 31, 2018 are as follows:

Directors:

Name of Director	Age
Timothy G. Dixon	60
Gerry B. Berg	72
Dr. Thomas E. Ichim	42

Executive Officers:

Name of Officer	Age	Office
Timothy G. Dixon	60	President & CEO
Gerry B. Berg	72	Vice President & CFO
Hong Ma	49	Chief Science Officer

The term of office for each director is one year, or until the next annual meeting of the stockholders.

Biographical Information

Timothy G. Dixon

Mr. Dixon currently serves as Chief Executive Officer, President, and Chairman of Therapeutic Solutions International, Inc. Mr. Dixon also serves as President and Chairman of SandBox Dental Labs, Inc. Mr. Dixon also served as President and Chairman of Emvolio, Inc. and previously served as the President of TMD Courses, Inc. from 2006 to 2012 and; as the President of Splint Decisions Inc. from 2010 to 2011. Mr. Dixon has attended hundreds of hours of continuing medical/dental education throughout the years and has produced many educational DVD’s used by dental professionals worldwide on the subject of parafunctional control, migraine prevention, therapeutic Botox injections, migraine pathophysiology, dental sleep medicine, and other therapeutic protocols. Mr. Dixon also has extensive experience in dealing with corporate compliance matters with the U.S. Food and Drug Administration, (FDA) as well as many international regulatory bodies.

Gerry B. Berg

Gerry B. Berg has served as our Vice-President and Chief Financial Officer since April 20, 2011. Mr. Berg became a director of the Company on August 24, 2012. Mr. Berg also serves Director and Chief Financial Officer of SandBox Dental Labs, Inc. Mr. Berg also served as Director and Chief Financial Officer of Emvolio, Inc., Mr. Berg has over 30 years of senior management experience working with private and public companies. From May 2010 to March 2011, Mr. Berg served as President and Chairman of the Board of Directors of Friendly Auto Dealers, Inc., and also served in a consulting capacity from March 2009 to May 2010.

Mr. Berg holds a Bachelors of Science in Accounting from Walsh College where he graduated Cum Laude. Mr. Berg became a Certified Public Accountant in the State of Michigan in 1979 and in the State of California in 1984. Mr. Berg does not currently practice as a Certified Public Accountant.

Thomas E. Ichim, Ph.D.

Dr. Ichim was appointed to the Board of Directors on January 22, 2016. Dr. Ichim also served as Chief Executive Officer of Emvolio, Inc. Dr. Ichim is a seasoned biotechnology entrepreneur with a track record of scientific excellence. He has founded/co-founded several companies including Batu Biologics, Inc., Medvax Pharma Corp, ToleroTech, Inc, bioRASI, and OncoMune LLC. To date he has published 99 peer-reviewed articles and is co-editor of the textbooks “RNA Interference: From Bench to Clinical Translation” and “Immuno-Oncology Text Book.”

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

SCIENTIFIC ADVISORY BOARD

The following are members of the Company’s Scientific Advisory Board as of December 31, 2018:

Dr. Santosh Kesari is a board-certified neurologist and neuro-oncologist and is currently Chair, Department of Translational Neuro-Oncology and Aerotherapeutics, John Wayne Cancer Institute. He is also Director of Neuro-Oncology, Providence Saint John’s Health Center and Member, Los Angeles Biomedical Research Institute.

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

Dr. Franceso Marincola is currently Chief Science Officer at Refuge Biotechnologies, Menlo Park, California. Most recently, he served as a distinguished research fellow and strategist for immune oncology discovery at AbbVie, Inc Previously, he was the Inaugural Chief Research Officer of Sidra Medical and Research Centre in Doha, Qatar. He was previously a tenured Senior Investigator at the U.S. National Institutes of Health. He is past-President of the Society for the Immunotherapy of Cancer and Editor-in-Chief of the Journal of Translational Medicine.

Dr. Marincola received his MD summa cum laude from the University of Milan and did his surgery training at Stanford University, California. His scientific work deepened the understanding of the mechanisms leading to rejection of tumors or transplanted organs by the immune system and development of autoimmunity. With over 500 peer-reviewed scientific papers, Dr. Marincola is considered one of the world’s leading experts in cancer immunotherapy.

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

Dr. Juergen Winkler is presently practicing at Quantum Functional Medicine in Carlsbad, CA, which he founded in July of 2012. In 2005 he was the co-founder of Genesis Health Systems (Integrative Cancer and Medical Treatment Center) located in Oceanside, CA. He has been a featured speaker for: the NSCC Women’s Health Seminar, Annual IPT/IPTLD Integrative Cancer Care Conference (Multiple years), Health Freedom Expo 2011 & 2012, the Japanese Society of Oxidative Medicine in Osaka Japan, ACOSPM 2010 & 2011 conferences, NSCC Health and Wellness Series 2013, and various other events. He is the physician author of Chapter 5 in the Defeat Cancer book and has been a featured physician in the Townsend Letter.

Dr. Nassir Azimi is a cardiologist in La Mesa, California and attended Dartmouth Medical School and completed his residency at the University of Colorado. He finished his four year fellowship in Cardiovascular and Peripheral Interventions at Yale University in New Haven. Dr. Azimi has been in private practice for over 13 years establishing a thriving clinical practice for cardiac patients as well as treating patients for peripheral vascular disease. He is active in Interventional Cardiology and Peripheral Interventions. Dr. Azimi is the director of La Mesa Cardiac Center’s Nuclear Cardiology Laboratory. He is also an investigator in multiple clinical research studies for various cardiac and peripheral diseases.

He has been recognized as San Diego’s Top Interventional Cardiologists by San Diego Magazine 2013,2014,2016, 2017 and also by Castle Connoly for 2013, 2014, 2015,2016, 2017, and 2018. He is a former chief of biomedical ethics (6 years), former chief of Medicine and former chief of Endovascular Medicine as well as Vice Chief of Cardiology at SGH. He is on the board of directors of the California ACC where he serves as chair of the public relations committee. He is on Editorial Review Board for multiple medical journals. He is a national speaker on various topics in cardiology and internal medicine.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

ITEM 11 EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation paid, with respect to years ended December 31, 2018 and 2017 for services rendered to us in all capacities, to each person who served as an executive officer of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy G. Dixon	2018	174,000 (1)	-	106,500	-	-	-	280,500
President and CEO	2017	165,000 (2)	-	-	-	-	-	165,000

Gerry B. Berg	2018	174,000 (3)	-	106,500	-	-	-	280,500
Vice President, Chief Financial Officer	2017	165,000 (4)	-	-	-	-	-	165,000

(1) $136,000 was accrued and unpaid as of December 31, 2018

(2) $130,500 was accrued and unpaid as of December 31, 2017

(3) $136,000 was accrued and unpaid as of December 31, 2018

(4) $130,500 was accrued and unpaid as of December 31, 2017

Outstanding Equity Awards

None

Employment Agreements

We do not have any employment agreements as of December 31, 2018.

Director Compensation

When our employees serve on our Board of Directors, we do not give them any additional compensation in respect of such Board service. Directors currently serve without compensation.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2018, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. As of December 31, 2018, a total of 1,011,063,182 shares of our common stock were outstanding.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Timothy G. Dixon (1)	136,475,671	13.50%
Gerry B. Berg (2)	122,750,000	12.14%
Thomas E. Ichim (3)	33,500,000	3.31%
Robert F. Graham	102,500,000	10.14%
John Peck, Jr.	217,500,000	21.51%
All directors and executive officers as a group (3 persons) (1)(2)(3)	398,337,510	39.40%

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors currently consists of three directors, two of whom are officers of the Company. As of December 31, 2018 we disclose that we had no independent directors.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees billed to us by Fruci & Associates II, PLLC , for auditing and accounting services for December 31, 2018 was $37,000.

The aggregate fees billed to us by Squar Milner LLP, for auditing and accounting services through September 30, 2018 was $44,280 (inclusive of the review of the quarterly reports on Form 10-Q).

Audit-Related Fees, Tax Fees and All Other Fees

There were no fees billed to us by our principal accountant for fiscal year 2018 and 2017 for assurance and related services (audit-related fees), tax services or other products and services.

Audit Committee Matters

We do not have an audit committee.

PART IV

ITEM 15EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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
Date: April 15, 2019

/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer, President and Director (Principal Executive Officer)
Date: April 15, 2019

/s/ Gerry B. Berg
Gerry B. Berg
Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Date: April 15, 2019

/s/ Thomas E. Ichim
Thomas E. Ichim
Director
Date: April 15, 2019

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

San Diego, California

April 17, 2018

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$22,397	$29
Inventory	-	1,515
Prepaid expenses and other current assets	113,521	1,054
Total current assets	135,918	2,598

Other assets	71,013	23,927

Total assets	$206,931	$26,525

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$320,812	$343,810
Accounts payable-related parties	7,981	-
Accrued expenses and other current liabilities	717,723	432,640
Convertible notes payable, net of discount of $105,556 and $28,541, at December 31, 2018 and 2017, respectively	45,784	27,459
Notes payable-related parties	458,487	429,201
Derivative liabilities	466,612	107,769
Total current liabilities	2,017,399	1,340,879

Commitments and contingencies	-	-

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 2,500,000,000 and 990,000,000 shares authorized at December 31, 2018 and 2017, respectively; 1,011,063,182 and 806,501,000 shares issued and outstanding at December 31, 2018 and 2017, respectively.	1,011,063	806,501
Additional paid-in capital	4,314,047	3,147,811
Accumulated deficit	(7,135,578)	(5,268,666)
Total shareholders' deficit	(1,810,468)	(1,314,354)

Total liabilities and shareholders' deficit	$206,931	$26,525

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Net Sales	$3,484	$2,851
Cost of Goods Sold	2,157	823
Gross Profit	1,327	2,028

Operating expenses:
General and administrative	405,871	107,380
Salaries, wages, and related costs	415,072	402,758
Selling expenses	2,493	3,310
Consulting fees	112,877	69,672
Legal and professional fees	189,853	278,069
Research and development	74,970	25,106
Total operating expenses	1,201,136	886,295

Loss from operations	(1,199,809)	(884,267)

Other income (expense):
Loss on derivatives liability	(388,121)	(83,968)
Change in fair value of derivative liability	(37,230)	26,199
Interest expense	(241,752)	(53,436)
Total other income (expense)	(667,103)	(111,205)

Net loss	$(1,866,912)	$(995,472)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and Diluted	896,851,647	778,150,315

See accompanying notes to consolidated financial statements.

Therapeutic Solutions International, Inc.
Consolidated Statements of Changes in Shareholders' Deficit
For the Years Ended December 31, 2018 and 2017

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2017	740,251,000	$740,251	$2,878,111	$(4,273,194)	$(654,832)

Common stock issued for services	18,500,000	18,500	126,450	-	144,950
Common stock issued	47,750,000	47,750	143,250	-	191,000
Net Loss	-	-	-	(995,472)	(995,472)
Balance at December 31, 2017	806,501,000	$806,501	$3,147,811	$(5,268,666)	$(1,314,354)

Common stock issued for services	77,500,000	77,500	545,750	-	623,250
Common stock issued upon conversion of convertible note payable	66,062,182	66,062	432,486	-	498,548
Common stock sold	61,000,000	61,000	188,000	-	249,000
Net Loss	-	-	-	(1,866,912)	(1,866,912)
Balance at December 31, 2018	1,011,063,182	$1,011,063	$4,314,047	$(7,135,578)	$(1,810,468)

See accompanying notes to consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Cash flows from operating activities
Net loss	$(1,866,912)	$(995,472)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation to consultants	303,750	144,950
Stock based compensation to related parties	319,500	-
Accrued interest, notes payable	10,380	28,414
Accounts payable, related parties	7,981	-
Loss on derivative liability	388,121	83,968
Change in fair value of derivative liabilities	37,230	(26,199)
Amortization of debt discount	194,985	27,459
Changes in operating assets and liabilities:
Inventory	1,515	34,920
Prepaid expenses and other current assets	(112,467)	13,250
Other assets	(47,086)	8,299
Accounts payable	(22,998)	16,218
Accrued expenses and other current liabilities	316,829	297,476
Net cash used by operating activities	(469,172)	(366,717)

Cash flows from financing activities
Proceeds from issuance of common stock	249,000	191,000
Proceeds from convertible notes payable	245,000	50,000
Proceeds from notes payable - related parties	-	105,721
Payments on notes payable - related parties	(2,460)	(1,885)
Net cash provided by financing activities	491,540	344,836

Net increase (decrease) increase in cash, cash equivalents and restricted cash	22,368	(21,881)
Cash, cash equivalents and restricted cash at beginning of period	10,202	32,083
Cash, cash equivalents and restricted cash at end of period	$32,570	$10,202

Supplemental Cash Flow Information:
Cash paid for interest	$4,608	$3,565
Cash paid for income taxes	$1,600	$-

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$27,000	$6,000
Debt discount recorded in connection with derivative liability	$245,000	$50,000
Common stock issued in payment of convertible note payable	$498,548	$-

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

Cash and cash equivalents	$22,397	$29
Restricted cash included in other assets	10,173	10,156
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:
	$32,570	$10,185

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2018

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

Emvolio, Inc., – was a wholly-owned subsidiary of TSI, incorporated in the State of Delaware on October 3, 2016, for the purpose of filing an Investigation New Drug (“IND”) application with the FDA for our StemVacs immunotherapy vaccine. In May of 2018 President Donald J. Trump signed into the law, the Right To Try bill. Because of this change, Emvolio has decided to withdraw the IND for a Phase 1 trial in the USA because TSI had previously completed a 10 patient trial in Mexico. TSI has since generated generated Good Clinical Practice (“GCP”) documentation for the previously treated 10 patients into a Phase I trial, which will be presented to the FDA by TSI as part of an Ex-US trial compliant with 21 CFR 312.120 Foreign clinical studies not conducted under an IND. Therefore we have dissolved Emvolio, Inc. as it is no longer needed.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of December 31, 2018 and April 1, 2019, formal operations have not commenced.

Management does not expect existing cash as of December 31, 2018 or as of March 31, 2019 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these December 31, 2018 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2018, the Company has incurred losses totaling $7.1 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

December 31, 2018

Note 2 – Basis of presentation and significant accounting policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Therapeutic Solutions International, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606,”Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, the company applies the following methodology to recognize revenue:

1)	Identify the contract with a customer.
2)	Identify the performance obligations in the contract.
3)	Determine the transaction price.
4)	Allocate the transaction price to the performance obligations in the contract.
5)	Recognize revenue when (or as) the entity satisfies a performance obligation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities.

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2018 and 2017, as disclosed in Note 5, containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $466,612 and $107,769 at December 31, 2018 and 2017, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaids, convertible notes, and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are required to be disclosed by level within the following fair value hierarchy:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2018

Note 2 – Basis of presentation and significant accounting policies (continued)

Fair Value of Financial Instruments (continued)

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 – Inputs lack observable market data to corroborate management’s estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2018, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the year ended December 31, 2018:

Balance - December 31, 2017	$107,769
Issuance of new derivative liabilities	633,122
Conversions to paid-in capital	(311,509)
Change in fair market value of derivative liabilities	37,230
Balance – December 31, 2018	$466,612

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

As of December 31, 2018 and 2017, a total of 226,902,346 and zero, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement. During the years ended December 31, 2018 and 2017, there was no depreciation or amortization expense as all fixed assets have been fully depreciated.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2018

Note 2 – Basis of presentation and significant accounting policies (continued)

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $74,970 and 25,106 for the years ended December 31, 2018 and 2017, respectiverly.

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

Stock-Based Compensation

Compensation expense for stock issued to employees is determined as the fair value of consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measured. The Financial Accounting Standards Board (FASB) issued ASU 2018-07 to expand the scope of Topic 718 to include share-based payments issued to nonemployees. The effective date for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the effective date is fiscal years beginning after December 15, 2019. The Company has elected to early adopt.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was effective for the Company in the first quarter of 2018 and allows for full retrospective or a modified retrospective adoption approach. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

The Financial Accounting Standards Board (FASB) issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting to expand the scope of Topic 718 to include share-based payments issued to nonemployees. The effective date for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the effective date is fiscal years beginning after December 15, 2019. The Company has elected to early adopt.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of consolidated operations or equity.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2018

Note 3 – Restricted cash

Included in non-current asset is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2019, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Prepaid expense and other current assets:

Prepaid expenses and other current assets consist of the following:

	December 31, 2018	December 31, 2017

Prepaid Consulting	$111,655	$-
Insurance	848	1,054
Prepaid costs	1,018	-
Total	$113,521	$1,054

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement.

Note 5 – Fixed assets

Fixed assets consist of the following:

	December 31, 2018	December 31, 2017
Computer Hardware	$10,747	$10,747
Office Furniture and Equipment	3,639	3,639
Shipping and Other Equipment	1,575	1,575
Total	15,961	15,961
Accumulated Depreciation	(15,961)	(15,961)
Property and Equipment, net	$-	$-

Depreciation expense was $0 for December 31, 2018 and 2017.

Note 6 – Other Assets

Other assets consist of the following:

	December 31, 2018	December 31, 2017

Prepaid Consulting	$56,718	$-
Deposit	4,123	4,123
Restricted cash	10,172	10,156
Prepaid costs	-	9,648
Total	$71,013	$23,927

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2018

Note 7 – Convertible notes payable

On July 24, 2017 and September 7, 2017, the Company entered into two $28,000 convertible promissory notes with a third party for which the proceeds were used for operations. The Company received net proceeds of $50,000 and thus a $6,000 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum for which $28,000 plus accrued interest were due on April 30, 2018 and June 15, 2018. The convertible promissory notes were convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share was equal to 55% of the average of the three (3) lowest trading price of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The Company had the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120 of 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes included various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. These notes were fully converted into 18,907,307 shares of common stock during the year ended December 31, 2018.

On January 3, 2018, February 27, 2018, May 1, 2018, June 5, 2018, July 2, 2018, August 6, 2018, October 3, 2018, November 15, 2018, and December 6, 2018, the Company entered into five $28,000 convertible promissory notes and four $33,000 convertible promissory notes with a third party for which the proceeds were used for operations. The Company received net proceeds of $245,000 and a $27,000 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum for which $28,000 plus accrued interest are/were due on October 15, 2018, November 20, 2018, February 15, 2019, April 15, 2019 and May 30, 2019 and $33,000 plus accrued interest are/were due March 30, 2019, July 30, 2019, August 30, 2019, and September 30, 2019. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 55% of the average of the three (3) lowest trading prices of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at December 31, 2018, a total of 659,706,845 common shares in connection with the promissory notes.

Derivative liabilities

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

For the nine notes issued during the year ended December 31, 2018, the Company valued the conversion feature on the date of issuance resulting in initial liability of $633,121. Since the fair value of the derivatives were in excess of the proceeds received of $245,000, a full discount to convertible notes payable and a day one loss on derivative liabilities of $388,121 was recorded during the year ended December 31, 2018. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.002 to $0.006, the closing stock price of the Company's common stock on the date of valuation ranging from $0.0045 to $0.0220, an expected dividend yield of 0%, expected volatility ranging from 214% to 304%, risk-free interest rates ranging from 1.81% to 2.70%, and an expected term ranging from 0.76 to 0.82 years.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2018

Note 7 – Convertible notes payable (continued)

During the year ended December 31, 2018, five of the $28,000 convertible notes and one of the $33,000 convertible notes were converted into 66,062,182 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the year ended December 31, 2018, the Company recorded a gain of $165,563 related to the change of fair value of the derivative liability and recorded $311,509 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0033 to $0.005 the closing stock price of the Company's common stock on the date of valuation ranging from $0.0028 to $0.02720, an expected dividend yield of 0%, expected volatility ranging from 185% to 277%, risk-free interest rates ranging from 1.81% to 2.70%, and expected terms ranging from 0.07 to 0.75 years.

On December 31, 2018, the derivative liabilities on the remaining five convertible notes were revalued at $466,612 resulting in a loss of $388,121for the year ended December 31, 2018 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.002, the closing stock price of the Company's common stock on the date of valuation of $0.0055, an expected dividend yield of 0%, expected volatility ranging from 248% to 279%, risk-free interest rate of 2.63%, and an expected term ranging from 0.29 to 0.75 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight line method which is similar to the effective interest method. During the years ended December 31, 2018 and 2017, the Company amortized $194,985 and $27,459 to interest expense, respectively. As of December 31, 2018, discounts of $105,556 remained for which will be amortized through September 30, 2019.

Note 8 – Notes payable-related parties

Notes payable-related parties consist of:

	2018	2017
Note payable – Scientific Advisory Board Member, unsecured, including interest at 10% per annum, with a maturity date of December 31, 2019	$17,015	$15,868

Three notes payable – Chief Executive Officer, unsecured, including interest at 8%, 10% and 10% per annum, respectively, with maturity dates of December 31, 2019.	138,105	132,366

Note payable – Chief Financial Officer, unsecured, including interest at 8% per annum, with a maturity date of December 31, 2019.	99,200	92,800

Two notes payable – Business Advisory Board Member, unsecured, including interest at 8% and 10% per annum, convertible into common stock at $0.005 and $0.004, respectively, with maturity dates of April 20, 2019	204,167	188,167

	$458,487	$429,201

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2018

Note 9 – Related party transactions

As of December 31, 2018 and 2017, the Company accrued officers’ salary of $663,100 and $391,000, respectively.

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

On October 25, 2018, we issued 15,000,000 shares of common stock, valued at .0071 each to two officers and one director of the Company under a Restricted Stock Award. The Financial Accounting Standards Board (FASB) issued ASU 2018-07 to expand the scope of Topic 718 to include share-based payments issued to nonemployees. The effective date for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the effective date is fiscal years beginning after December 15, 2019. The Company has elected to early adopt.

Note 10 – Income taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 30%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2018	December 31, 2017

Expected income tax at statutory rate	$(391,884)	$(338,188)
State tax	168	272
Permanent differences	253,768	829
Change in valuation allowance	149,704	(223,742)
Change in tax rate	-	561,529
Other	(11,756)	100
Provision for income taxes	$-	$800

The significant components of deferred income tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017

Net operating loss carry-forward	$1,321,683	$1,208,949
Valuation allowance	(1,321,683)	(1,208,949)
Net deferred income tax asset	$-	$-

The Company has net operating losses carried forward of approximately $5 million and $4.3 million as of December 31, 2018 and 2017, respectively, available to offset taxable income in future years which expire beginning in fiscal 2032.

As of and for the years ended December 31, 2018 and 2017, management does not believe the Company has any uncertain tax positions. Accordingly, there are no recognized tax benefits at December 31, 2018 and 2017.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2018

Note 10 – Income taxes (continued)

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the year ended December 31, 2018. Given that current deferred tax assets are offset by a full valuation allowance, these changes did not have an impact on the balance sheet.

Note 11 – Equity

Our authorized capital stock consists of an aggregate of 2,505,000,000 shares, comprised of 2,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of December 31, 2018, we have 1,011,063,182 shares of Common Stock and no preferred shares issued and outstanding.

Issuances of Unregistered Securities

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2018

Note 11 – Equity (continued)

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

On September 5, 2018, we issued 3,260,870 shares of common stock for the partial conversion of $15,000 for convertible note dated February 27, 2018.

On September 10, 2018, we issued 3,262,222 shares of common stock for the partial conversion of $13,000 for convertible note dated February 27, 2018.

On September 19, 2018, we issued 5,000,000 shares of common stock, valued at $0.005 per share, for an investment in the Company’s Private Placement.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2018

Note 11 – Equity (continued)

On September 19, 2018, we issued 1,500,000 shares of common stock, valued at $0.01 per share, to a Scientific Advisory Board member for consulting services.

On October 25, 2018, we issued 15,000,000 shares of common stock, valued at .0071 each to two officers and one director of the Company under a Restricted Stock Award.

On November 15, 2018, we issued 2,500,000 shares of common stock, valued at $0.008 per share, to a Scientific Advisory Board member for consulting services.

On November 23, 2018, we issued 3,805,899 shares of common stock for the partial conversion of $12,000 for convertible note dated May 1, 2018.

On November 26, 2018, we issued 4,347,826 shares of common stock for the partial conversion of $10,000 for convertible note dated May 1, 2018.

On November 28, 2018, we issued 3,657,143 shares of common stock for the partial conversion of $6,000 for convertible note dated May 1, 2018.

On December 7, 2018, we issued 8,823,529 shares of common stock for the partial conversion of $15,000 for convertible note dated June 5, 2018.

On December 14, 2018, we issued 5,882,353 shares of common stock for the partial conversion of $10,000 for convertible note dated June 5, 2018.

On December 17, 2018, we issued 5,870,588 shares of common stock for the partial conversion of $8,000 for convertible note dated June 5, 2018.

On January 3, 2019, we issued 15,000,000 shares of common stock, valued at .0071 each to two officers and one director of the Company under a Restricted Stock Award.

On January 3, 2019, we issued 10,000,000 shares of common stock, valued at $0.005 per share, to a Scientific Advisory Board member for consulting services.

On January 7, 2019, we issued 7,500,000 shares of common stock for the partial conversion of $12,000 for convertible note dated July 2, 2018.

On January 9, 2019, we issued 6,250,000 shares of common stock for the partial conversion of $10,000 for convertible note dated July 2, 2018.

On January 9, 2019, we issued 4,800,000 shares of common stock for the partial conversion of $7,680 for convertible note dated July 2, 2018.

On February 8, 2019, we issued 8,333,333 shares of common stock for the partial conversion of $10,000 for convertible note dated August 6, 2018.

On February 12, 2019, we issued 8,155,556 shares of common stock for the partial conversion of $14,680 for convertible note dated August 6, 2018.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2018

Note 12 – Legal proceedings

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

Note 13 – Commitments and Contingencies

Effective May 1, 2017, the Company entered into a fourth amendment to a Lease Agreement for property located in Oceanside, CA. The lease consists of approximately 1,700 square feet and the amendment is for a term of 36 months and expires on April 30, 2020.

During the year ended December 31, 2018 and 2017,the Company incurred rent expense of $21,774 and $21,145.

Future minimum lease payments as of December 31, 2018 are as follows:

2019	$22,272
2020	$7,492

Note 14 – Subsequent events

On January 2, 2019, we issued a nine month convertible note in the amount of $33,000 with an annual interest rate of 12%.

On January 3, 2019, we issued 15,000,000 shares of common stock, valued at .0071 each to two officers and one director of the Company under a Restricted Stock Award.

On January 3, 2019, we issued 10,000,000 shares of common stock, valued at $0.005 per share, to a Scientific Advisory Board member for consulting services.

On January 7, 2019, we issued 7,500,000 shares of common stock for the partial conversion of $12,000 for convertible note dated July 2, 2018.

On January 9, 2019, we issued 6,250,000 shares of common stock for the partial conversion of $10,000 for convertible note dated July 2, 2018.

On January 9, 2019, we issued 4,800,000 shares of common stock for the partial conversion of $7.680 for convertible note dated July 2, 2018.

On February 2, 2019, we issued a nine month convertible note in the amount of $33,000 with an annual interest rate of 12%.

On February 8, 2019, we issued 8,333,333 shares of common stock for the partial conversion of $10,000 for convertible note dated August 6, 2018.

On February 12, 2019, we issued 8,155,556 shares of common stock for the partial conversion of $14,680 for convertible note dated August 6, 2018.

On March 11, 2019, we issued a nine month convertible note in the amount of $28,000 with an annual interest rate of 12%.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2018 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.