Form 10-Q
period 2019-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2019-05-20
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Non-Accelerated Filer	[ ]

Accelerated Filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of May 14, 2019, the Registrant had 1,118,592,071 outstanding shares of Common Stock with a par value of $0.001 per share.

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

•Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$592	$22,397
Accounts receivable	1,475	-
Prepaid expenses and other current assets	143,111	113,521
Right-of-use asset	22,116	-
Total current assets	167,294	135,918

Other assets	57,993	71,013

Total assets	$225,287	$206,931

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$318,577	$320,812
Accounts payable - related parties	7,849	7,981
Accrued expenses and other current liabilities	790,479	717,723
Lease liability	22,116	-
Convertible notes payable, net of discount of $127,824 and $105,556, at March 31, 2019 and December 31, 2018, respectively	65,176	45,784
Notes payable-related parties	465,676	458,487
Derivative liabilities	256,008	466,612
Total current liabilities	1,925,881	2,017,399

Notes payable-related parties, less current portion	-	-

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 2,500,000,000 shares authorized; 1,101,102,071 and 1,011,063,182 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	1,101,102	806,501
Additional paid-in capital	4,709,028	3,147,811
Accumulated deficit	(7,510,724)	(5,268,666)

Total shareholders' deficit	(1,700,594)	(1,314,354)

Total liabilities and shareholders' deficit	$225,287	$703,045

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Net Sales	$2,464	$600
Cost of Goods Sold	146	105
Gross Profit	2,318	495

Operating expenses:
General and administrative	13,483	20,112
Salaries, wages, and related costs	106,406	98,609
Stock compensation	225,000	-
Consulting fees	33,385	10,765
Legal and professional fees	56,634	69,834
Total operating expenses	434,908	199,320

Loss from operations	(432,590)	(198,825)

Other income (expense):
Loss on derivatives liability	(207,927)	(79,351)
Change in fair value of derivatives liabilities	352,871	44,827
Interest expense	(87,500)	(44,284)
Total other income (expense)	57,444	(78,808)

Net loss	$(375,146)	$(277,634)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and Diluted	1,091,073,182	825,126,417

See accompanying notes to condensed consolidated financial statements.

Therapeutic Solutions International, Inc.
Unaudited Condensed Consolidated Statements of Changes in Shareholders' Deficit
March 31, 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2018	806,501,000	$806,501	$3,147,811	$(5,268,666)	$(1,314,354)

Common stock issued for services	10,000,000	10,000	73,000	-	83,000
Common stock issued in payment of convertible note payable	8,800,713	8,801	69,322	-	78,123
Common stock issued	15,000,000	15,000	45,000		60,000
Net Loss	-	-	-	(277,634)	(277,634)

Balance at March 31, 2018	840,301,713	$840,302	$3,335,133	$(5,546,300)	$(1,370,865)

Balance at January 1, 2019	1,011,063,182	$1,011,063	$4,314,047	$(7,135,578)	$(1,810,468)

Common stock issued for services	55,000,000	55,000	220,000	-	275,000
Common stock issued in payment of convertible note payable	35,038,889	35,039	174,981	-	210,020
Net Loss	-	-	-	(375,146)	(375,146)

Balance at March 31, 2019	1,101,102,071	$1,101,102	$4,709,028	$(7,510,724)	$(1,700,594)

See accompanying notes to condensed consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Cash flows from operating activities
Net loss	$(375,146)	$(277,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation to consultants	50,000	83,000
Stock based compensation to related parties	225,000	-
Accrued interest, notes payable	7,020	1,680
Accrued interest, notes payable - related parties	7,936	7,936
Loss on derivative liability	207,927	79,351
Change in fair value of derivative liabilities	(352,871)	(44,827)
Amortization of debt discount	71,732	32,961
Changes in operating assets and liabilities:
Accounts receivable	(1,475)	-
Inventory	-	104
Prepaid expenses and other current assets	(16,570)	(66,615)
Right-to-use asset	(22,116)	-
Accounts payable	(2,367)	2,920
Accrued expenses and other current liabilities	72,755	78,720
Lease liability	22,116	-
Net cash used in operating activities	(106,059)	(102,404)

Cash flows from financing activities
Proceeds from issuance of common stock	-	60,000
Proceeds from convertible notes payable	85,000	50,000
Payments on notes payable - related parties	(747)	(179)
Net cash provided by financing activities	84,253	109,821

Net decrease in cash	(21,806)	7,417
Cash at beginning of period	32,570	10,185
Cash at end of period	$10,764	$17,602

Supplemental Cash Flow Information:
Cash paid for interest	$812	$1,707
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$9,000	$6,000
Debt discount recorded in connection with derivative liability	$85,000	$50,000
Common stock issued in payment of convertible note payable	$210,020	$78,123

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

Cash and cash equivalents	$592	$7,446
Restricted cash included in other assets	10,172	10,156
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated cash flows:
	$10,764	$17,602

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company is currently in the process of seeking regulatory approval for its device to treat sleep apnea. As of May 15, 2019, formal operations have not commenced.

Management does not expect existing cash as of March 31, 2019 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these March 31, 2019 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2019, the Company has incurred losses totaling $7.5 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts.

Note 2 – Summary of Significant Accounting Policies

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 will be effective for the Company in the first quarter of 2019 and will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $22,116 for the three months ended March 31, 2019.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Note 2 – Summary of Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2019. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated balance sheet at December 31, 2018, contained in the above referenced Form 10-K.

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

1)Identify the contract with a customer.

2)Identify the performance obligations in the contract.

3)Determine the transaction price.

4)Allocate the transaction price to the performance obligations in the contract.

5)Recognize revenue when (or as) the entity satisfies a performance obligation.

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

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2019 and 2018 as disclosed in Note 5, containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $294,231 and $466,612 at March 31, 2019 and December 31, 2018, respectively.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Note 2 – Summary of Significant Accounting Policies (continued)

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2019, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the three months ended March 31, 2019:

Balance - December 31, 2018	$466,612
Issuance of new derivative liabilities	292,927
Conversions to paid-in capital	(150,660)
Change in fair market value of derivative liabilities	(352,871)
Balance – March 31, 2019	$256,008

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

As of March 31, 2019 and 2018, a total of 876,393,993 and 226,902,346, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Note 2 – Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement. During the three months ended March 31, 2019 and 2018, there was no depreciation or amortization expense as all fixed assets have been fully depreciated.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $2,676 and $5,575 for the three months ended March 31, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements and has determined that none applied to the financial statements for the three months ended March 31, 2019.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of consolidated operations or equity.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Note 3 – Restricted Cash

Included in cash and non-cash equivalents is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2019, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Notes Payable-Related Party

At March 31, 2019 and March 31, 2018, the Company has unsecured interest bearing demand notes outstanding to certain officers and directors amounting to $465,676 and $458,487, respectively. Interest accrued on these notes during the three months ended March 31, 2019 and 2018 was $7,936 and $7,936, respectively.

Note 5 – Convertible notes payable

On January 2, 2019, February 7, 2019, and March 11, 2019, the Company entered into one $28,000 convertible promissory note and two $33,000 convertible promissory notes with a third party for which the proceeds were used for operations. The Company received net proceeds of $85,000, and a $9,000 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum for which $28,000 plus accrued interest is due on January 30, 2020 and $33,000 plus accrued interest are due October 30, 2019, and November 30, 2019. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 55% of the average of the three (3) lowest closing prices of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at March 31, 2019, a total of 393,780,564 common shares in connection with the promissory notes.

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

For the three notes issued during the three months ended March 31, 2019, the Company valued the conversion features on the dates of issuance resulting in initial liabilities of $292,927. Since the fair value of the derivatives were in excess of the proceeds received of $85,000, a full discount to convertible notes payable and a day one loss on derivative liabilities of $207,927 was recorded during the three months ended March 31, 2019. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from of $0.002 to $0.003, the closing stock price of the Company's common stock on the date of valuation ranging from $0.005 to $0.009, an expected dividend yield of 0%, expected volatility ranging from 256% to 262%, risk-free interest rates ranging from 2.53% to 2.60%, and expected terms ranging from 0.81 to 0.89 years.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Note 5 – Convertible notes payable (continued)

At December 31, 2018, the Company had existing derivative liabilities of $466,613 related to two $28,000 and three $33,000 convertible notes. During the three months ended March 31, 2019, the two $28,000 convertible notes were converted into 35,038,5889shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the three months ended March 31, 2019, the Company recorded a gain of $7,512 related to the change of fair value of the derivative liability and recorded $150,660 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion price of $0.002, the closing stock price of the Company's common stock on the date of valuation ranging from $0.004 to $0.009, an expected dividend yield of 0%, expected volatility ranging from 214% to 243%, risk-free interest rates ranging from 2.54% to 2.59%, and expected terms ranging from 0.26 to 0.30 years.

On March 31, 2019, the derivative liabilities on the remaining six convertible notes were revalued at $256,008 resulting in a gain of $352,871 for the three months ended March 31, 2019 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.002, the closing stock price of the Company's common stock on the date of valuation of $0.005, an expected dividend yield of 0%, expected volatility ranging from 212% to 250%, risk-free interest rate of 2.40%, and an expected term ranging from 0.50 to 0.84 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight line method which is similar to the effective interest method. During the three months ended March 31, 2019 and 2018, the Company amortized $71,732 and $32,961 to interest expense, respectively. As of March 31, 2019, discounts of $127,824 remained for which will be amortized through January 30, 2020.

Note 6 – Equity

Our authorized capital stock consists of an aggregate of 2,505,000,000 shares, comprised of 2,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of March 31, 2019, we have 1,101,102,071 shares of Common Stock and no preferred shares issued and outstanding.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Note 7– Subsequent Events

On April 15, 2019, we issued 6,000,000 shares of common stock for the partial conversion of $12,000 for convertible note dated October 3, 2018.

On April 23, 2019, we issued a nine month convertible note in the amount of $33,000 with an annual interest rate of 12%.

On April 24, 2019, we issued 11,490,000 shares of common stock for the partial conversion of $11,980 for convertible note dated October 3, 2018.

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2019 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“statutory safe harbors”) shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the risk factors discussed therein.

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

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of December 31, 2018 and May 20, 2019, formal operations have not commenced.

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

Dental

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of December 31, 2018 and May 20, 2019, formal operations have not commenced.

Immune-Oncology – Right To Try

In May of 2018 President Donald J. Trump signed into the law, the Right To Try bill. In 2015/2016 TSI began and completed a 10 patient clinical trial of advanced cancer patients in Mexico at the Pan Am Cancer Treatment Center located in Tijuana Mexico using our dendritic cell vaccine code named StemVacs. TSI has since generated GCP documentation for the previously treated 10 patients into a Phase I trial, which will be presented to the FDA by TSI as part of an Ex-US trial compliant with 21 CFR 312.120 Foreign clinical studies not conducted under an IND. This is a required step to conform to the new Right To Try law.

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

The Company adopted the new accounting pronouncement ASC 842, Leases for the three months ended March 31, 2019.

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

For the three months ended March 31, 2019 and 2018

Prepaid expenses and other current assets increased $29,590, from $113,521to $143,111 for the three months ended March 31, 2018 and 2019 respectively. This increase was mainly due to an increase in consulting agreements and scientific board member agreements that were entered into during the three months ended March 31, 2019. These agreements are capitalized over the number of months of their respective agreements.

We had a net loss of $375,146 for the three months ended March 31, 2019, compared to a net loss of $277,634 for the three months ended March 31, 2018, an increase of $97,522. This increase was mainly due to increases in salaries, wages and related expenses, stock compensation, and consulting fees.

Net sales increased $1,864, from $600 to $2,464, for the three months ended March 31, 2018 and March 31, 2019, respectively.

Cost of goods sold increased $41, from $105 to $146, for the three months ended March 31, 2018 and March 31, 2019, respectively.

Operating expenses for the three month periods ended March 31, 2019 and 2018 were $434,908 and $199,320, an increase of $235,588. This increase was mainly due to increases in salaries, wages and related expenses and consulting fees.

General and administrative expenses decreased $6,629, from $20,112 to $13,483 for the three months ended March 31, 2018 and 2019, respectively. This decrease was mainly due decreased Research and Development costs andcontinuing education expense in the comparable quarters in 2019 vs 2018.

Salaries, wages and related expenses increased $7,797, from $98,609 to $106,406 for the three months ended March 31, 2018 and 2019, respectively. This increase was mainly due to an increase in wage related expenses for the three months ended March 31, 2019.

Stock compensation increased $225,000, from $0 to $225,000, for the three months ended March 31, 2018 and 2019, respectively. This was mainly due an issuance to Restricted Stock Awards to two officers and one director for the three months ended March 31, 2019.

Consulting fees increased $22,620 from $10,765 to $33,385 for the three months ended March 31, 2018 and 2019, respectively, due to an increase in overall consulting services.

Legal and professional fees decreased $13,200, from $69,834 to $56,634 for the three months ended March 31, 2019 and March 31, 2018, respectively, due to a decrease in independent public accounting fees and legal expense.

Loss on derivatives liability increased approximately $128,576 thousand, from $79,351 to $207,927 thousand, for the three months ended March 31, 2018 and 2019, respectively. This increase was mainly due to derivative liability increases from certain convertible notes for the three months ended March 31, 2018 and 2019, respectively.

Change in fair derivatives liabilities expense increased approximately $209,021 thousand from $143,850 to $352,871 for the three months ended March 31, 2018 and March 31, 2019, respectively. This increase was due to a derivative liability expense from certain convertible notes in 2019 compared to 2018.

Net interest expense increased $43,216 from $44,284 to $87,500 for the three months ended March 31, 2018 and March 31, 2019, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $7.5 million and a working capital deficit of approximately $1.8 million at March 31, 2019. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2019 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of March 31, 2019 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of March 31, 2019

(1)we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

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

Item 1A. Risk Factors

No material changes to risk factors have occurred as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 15, 2019.

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

On April 15, 2019, we issued 6,000,000 shares of common stock for the partial conversion of $12,000 for convertible note dated October 3, 2018.

On April 24, 2019, we issued 11,490,000 shares of common stock for the partial conversion of $11,980 for convertible note dated October 3, 2018.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: May 20, 2019	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2019	By: /s/ Gerry B. Berg
Gerry B. Berg Chief Financial Officer (Principal Financial Officer)