Form 10-Q
period 2019-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2019-08-16
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

[ ]	Large Accelerated Filer	[X]	Non-Accelerated Filer
[ ]	Accelerated Filer	[X]	Smaller reporting company
		[ ]	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of August 16, 2019, the Registrant had 1,412,391,182 outstanding shares of Common Stock with a par value of $0.001 per share.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2019	December 31, 2018
ASSETS

Current assets:
Cash and cash equivalents	$6,585	$22,397
Accounts receivable	1,475	-
Prepaid expenses and other current assets	140,223	113,521
Right-of-use asset	22,116	-
Total current assets	170,399	135,918

Other assets	196,764	71,013

Total assets	$367,163	$206,931

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$322,174	$320,812
Accounts payable - related parties	8,277	7,981
Accrued expenses and other current liabilities	873,936	717,723
Lease liability	22,116	-
Convertible notes payable, net of discount of $74,654 and $105,556, at June 30, 2019 and December 31, 2018, respectively	52,346	45,784
Notes payable-related parties, net	486,815	458,487
Derivative liabilities	85,495	466,612
Total current liabilities	1,851,159	2,017,399

Commitments and contingencies	-	-

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 2,500,000,000 shares authorized; 1,295,013,587 and 1,011,063,182 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	1,295,013	1,011,063
Additional paid-in capital	4,959,735	4,314,047
Accumulated deficit	(7,738,744)	(7,135,578)
Total shareholders' deficit	(1,483,996)	(1,810,468)

Total liabilities and shareholders' deficit	$367,163	$206,931

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months ended June 30, 2019	For the Three Months ended June 30, 2018	For the Six Months ended June 30, 2019	For the Six Months ended June 30, 2018

Net Sales	$8,931	$1,019	$11,395	$1,619
Cost of Sales	1,036	104	1,182	209
Gross Profit	7,895	915	10,213	1,410

Operating expenses:
General and administrative	20,138	22,879	33,621	37,417
Salaries, wages, and related costs	98,982	101,040	205,388	199,649
Stock compensation	-	-	225,000	-
Consulting fees	50,966	18,606	84,351	29,371
Legal and professional fees	25,809	58,393	82,443	128,227
Research and development	6,232	34,289	6,232	39,864
Total operating expenses	202,127	235,207	637,035	434,528

Loss from operations	(194,232)	(234,292)	(626,822)	(433,118)

Other income (expense):
Loss on derivative liability	(19,133)	(42,104)	(227,060)	(121,455)
Change in fair value of derivatives liabilities	88,020	(291,923)	440,891	(247,096)
Interest expense	(102,675)	(44,739)	(190,175)	(89,023)
Total other income (expense)	(33,788)	(378,766)	23,656	(457,574)

Net loss	$(228,020)	$(613,058)	$(603,166)	$(890,692)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	1,144,167,799	870,445,510	1,117,620,490	847,785,963

See accompanying notes to condensed consolidated financial statements.

Therapeutic Solutions International, Inc.

Condensed Consolidated Statements of Changes in Shareholders' Deficit

For the six month period ended June 30, 2019

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2018	806,501,000	$806,501	$3,147,811	$(5,268,666)	$(1,314,354)

Common stock issued for services	15,000,000	15,000	96,500	-	111,500
Common stock issued in payment of convertible note payable	18,907,307	18,907	121,884	-	140,791
Common stock issued	51,000,000	51,000	153,000	-	204,000
Net Loss	-	-	-	(890,692)	(890,692)

Balance at June 30, 2018	891,408,307	$891,408	$3,519,195	$(6,159,358)	$(1,748,755)

Balance at January 1, 2019	1,011,063,182	$1,011,063	$4,314,047	$(7,135,578)	$(1,810,468)

Common stock issued for services	70,000,000	70,000	229,000	-	299,000
Common stock issued in payment of convertible note payable	105,980,405	105,980	340,606	-	446,586
Common stock issued for a license	95,970,000	95,970	57,582	-	153,552
Common stock issued	12,000,000	12,000	6,000	-	18,000
Beneficial conversion feature on note payable	-	-	12,500	-	12,500
Net Loss	-	-	-	(603,166)	(603,166)

Balance at June 30, 2019	1,295,013,587	$1,295,013	$4,959,735	$(7,738,744)	$(1,483,996)

See accompanying notes to condensed consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Cash flows from operating activities
Net loss	$(603,166)	$(890,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation to consultants	74,000	111,500
Stock based compensation to related parties	225,000	-
Accrued interest, notes payable	12,960	3,360
Accrued interest, notes payable - related parties	17,332	-
Loss on derivative liability	227,060	121,455
Change in fair value of derivative liabilities	(440,891)	247,096
Amortization of debt discount	157,902	67,069
Changes in operating assets and liabilities:
Accounts receivable	(1,475)	-
Inventory	-	(580)
Prepaid expenses and other current assets	1,100	(67,530)
Right-to-use asset	(22,116)	-
Accounts payable	1,658	(10,515)
Accrued expenses and other current liabilities	156,213	173,195
Lease liability	22,116	-
Net cash used in operating activities	(172,308)	(245,642)

Cash flows from financing activities
Proceeds from issuance of common stock	18,000	204,000
Proceeds from convertible notes payable	115,000	105,000
Proceeds from notes payable - related parties	25,000	-
Payments on notes payable - related parties	(1,505)	(1,290)
Net cash provided by financing activities	156,495	307,710

Net increase (decrease) in cash	(15,813)	62,068
Cash at beginning of period	32,570	10,185
Cash at end of period	$16,757	$72,253

Supplemental Cash Flow Information:
Cash paid for interest	$1,980	$2,721
Cash paid for income taxes	$-	$800

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$12,000	$12,000
Debt discount recorded in connection with derivative liability	$115,000	$105,000
Beneficial conversion feature on convertible note	$12,500	$-
Common stock issued in payment of license agreement	$153,552	$-
Common stock issued in payment of convertible note payable	$446,586	$140,792

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

Cash and cash equivalents	$6,585	$62,080
Restricted cash included in other assets	10,172	10,173
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated cash flows:	$16,757	$72,253

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its current flagship product, NanoStilbene™ PKE, is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion’s can not only improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time.

Cellular Division – TSI recently obtained exclusive rights to a patented adult stem cell for development of therapeutics in the area of chronic traumatic encephalopathy (CTE) and traumatic brain injury (TBI).

The stem cell licensed, termed “JadiCell” is unique in that it possesses features of mesenchymal stem cells, however, outperforms these cells in terms of a) enhanced growth factor production; b) augmented ability to secrete exosomes; and c) superior angiogenic and neurogenic ability.

Chronic Traumatic Encephalopathy (CTE) is caused by repetitive concussive/sub-concussive hits to the head sustained over a period of years and is often found in football players. The condition is characterized by memory loss, impulsive/erratic behavior, impaired judgment, aggression, depression, and dementia. In many patients with CTE, it is anatomically characterized by brain atrophy, reduced mass of frontal and temporal cortices, and medial temporal lobe. TSOI has previously filed several patents in the area of CTE based on modulating the brain microenvironment to enhance receptivity of regenerative cells such as stem cells.

Management does not expect existing cash as of June 30, 2019 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these June 30, 2019 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2019, the Company has incurred losses totaling $7.7 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts.

Note 2 – Summary of Significant Accounting Policies

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $22,116 for the six months ended June 30, 2019.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2019. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the six months ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated balance sheet at December 31, 2018, contained in the above referenced Form 10-K.

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

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $85,495 and $466,612 at June 30, 2019 and December 31, 2018, respectively.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2019, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the six months ended June 30, 2019:

Balance - December 31, 2018	$466,612
Issuance of new derivative liabilities	342,060
Conversions to paid-in capital	(282,286)
Change in fair market value of derivative liabilities	(440,891)
Balance – June 30, 2019	$85,495

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

As of June 30, 2019 and 2018, a total of 876,393,993 and 226,902,346, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

Depreciation and Amortization

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Note 2 – Summary of Significant Accounting Policies (Continued)

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement. During the six months ended June 30, 2019 and 2018, there was no depreciation or amortization expense as all fixed assets have been fully depreciated.

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

Other assets include a license from Jadi Cell, LLC. The license will be amortized over the estimated useful life of 48 months.

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $6,232 and $34,289 for the three months ended June 30, 2019 and 2018, respectively. Research and Development costs are expensed as incurred. Research and Development expenses were $6,232 and $39,864 for the six months ended June 30, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $22,116 for the three months ended June 30, 2019.

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

June 30, 2019

Note 2 – Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of consolidated operations or equity.

Note 3 – Restricted Cash

Included in cash and non-cash equivalents is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2020, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Notes Payable-Related Party

On May 23, 2019 entered into a $25,000 convertible 8% promissory note with a related party due May 24, 2020. This note is convertible into shares of the Company’s common stock at $.002 per share. The Company amortizes the discounts over the term of the convertible promissory notes using the straight line method which is similar to the effective interest method. During the six months ended June 30, 2019 the Company amortized $1,294 to interest expense. As of June 30, 2019, discounts of $11,206 remained for which will be amortized through May 24, 2020.

At June 30, 2019 and June 30, 2018, the Company has unsecured interest bearing demand notes outstanding to certain officers and directors amounting to $498,021 and $458,487, respectively. Interest accrued on these notes during the three months ended June 30, 2019 and 2018 was $8,103 and $7,936, respectively.

Note 5 – Convertible notes payable

On January 2, 2019, February 7, 2019, March 11, 2019, and April 23, 2019, the Company entered into one $28,000 convertible promissory note and three $33,000 convertible promissory notes with a third party for which the proceeds were used for operations. The Company received net proceeds of $115,000, and a $12,000 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum for which $28,000 plus accrued interest is due on January 30, 2020 and $33,000 plus accrued interest are due October 30, 2019, November 30, 2019, and February 28, 2020. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 55% of the average of the three (3) lowest trading prices of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at June 30, 2019, a total of 1,086,631,016 common shares in connection with the promissory notes.

On June 1, 2019, the Company entered into a $153,552 convertible promissory note in regard to a license with Jadi Cell, LLC. The note was converted into 95,970,000 shares of the Company’s common stock on June 18, 2019,

Derivative liabilities

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

For the four notes issued during the six months ended June 30, 2019, the Company valued the conversion features on the dates of issuance resulting in initial liabilities of $342,060. Since the fair value of the derivatives were in excess of the proceeds received of $115,000, a full discount to convertible notes payable and a day one loss on derivative liabilities of $227,060 was recorded during the six months ended June 30, 2019. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from of $0.002 to $0.003, the closing stock price of the Company's common stock on the date of valuation ranging from $0.004 to $0.009, an expected dividend yield of 0%, expected volatility ranging from 236% to 262%, risk-free interest rates ranging from 2.43% to 2.60%, and expected terms ranging from 0.81 to 0.89 years.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Note 5 – Convertible notes payable (Continued)

At December 31, 2018, the Company had existing derivative liabilities of $466,612 related to two $28,000 and three $33,000 convertible notes. During the six months ended June 30, 2019, these convertible notes were converted into 105,980,072 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the six months ended June 30, 2019, the Company recorded a gain of $440,891 related to the change of fair value of the derivative liability and recorded $(282,286) to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.001 to $0.002, the closing stock price of the Company's common stock on the date of valuation ranging from $0.002 to $0.009, an expected dividend yield of 0%, expected volatility ranging from 214% to 243%, risk-free interest rates ranging from 1.96% to 2.59%, and expected terms ranging from 0.26 to 0.30 years.

On June 30, 2019, the derivative liabilities on the remaining four convertible notes were revalued at $85,495 resulting in a gain of $440,891for the six months ended June 30, 2019 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001, the closing stock price of the Company's common stock on the date of valuation of $0.002, an expected dividend yield of 0%, expected volatility ranging from 215% to 233%, risk-free interest rate of 1.92%, and an expected term ranging from 0.50 to 0.67 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight line method which is similar to the effective interest method. During the six months ended June 30, 2019 and 2018, the Company amortized $157,902 and $67,069 to interest expense, respectively. As of June 30, 2019, discounts of $74,654 remained for which will be amortized through February 28, 2020.

Note 6 – Equity

Our authorized capital stock consists of an aggregate of 2,505,000,000 shares, comprised of 2,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of June 30, 2019, we have 1,295,013,587 shares of Common Stock and no preferred shares issued and outstanding.

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

On April 15, 2019, we issued 6,000,000 shares of common stock for the partial conversion of $12,000 for a convertible note dated October 3, 2018.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Note 6 – Equity (Continued)

On April 24, 2019, we issued 11,490,000 shares of common stock for the partial conversion of $11,980 for a convertible note dated October 3, 2018.

On May 20, 2019, we issued 6,666,667 shares of common stock for the partial conversion of $12,000 for a convertible note dated November 15, 2018.

On May 24, 2019, we issued 12,766,667 shares of common stock for the partial conversion of $22,980 for a convertible note dated November 15, 2018.

On June 11, 2019, we issued 10,909,091 shares of common stock for the partial conversion of $12,000 for a convertible note dated November 6, 2018.

On June 11, 2019, we issued 10,909,091 shares of common stock for the partial conversion of $12,000 for a convertible note dated November 6, 2018.

On June 18, 2019, we issued 95,970,000 shares of commons stock for conversion of a convertible note dated June 1, 2019.

On June 18, 2018, we issued 15,000,000 shares of common stock, valued at $.0016 per share, for consulting services.

On June 19, 2019, we issued 12,200,000 shares of common stock for the partial conversion of $10,980 for a convertible note dated November 6, 2018.

On June 28, 2019, we issued 12,000,000 shares of common stock, valued at $.0015 to a related party in regard to a subscription agreement

Note 7– Subsequent Events

On July 8, 2019, we issued 24,590,164 shares of common stock for the partial conversion of $15,000 for a convertible note dated January 2, 2019.

On July 11, 2019, we issued 32,754,098 shares of common stock for the partial conversion of $19,980 for a convertible note dated January 2, 2019.

On July 23, 2019, we issued 56,033,333 shares of common stock, valued at $.0009 to a related party in regard to a subscription agreement.

On August 5, 2019, we issued 4,000,000 shares of common stock, valued at $.002 to a related party in regard to a subscription agreement.

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2019 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its current flagship product, NanoStilbene™ PKE, is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion’s can not only improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time.

Cellular Division – TSI recently obtained exclusive rights to a patented adult stem cell for development of therapeutics in the area of chronic traumatic encephalopathy (CTE) and traumatic brain injury (TBI).

The stem cell licensed, termed “JadiCell” is unique in that it possesses features of mesenchymal stem cells, however, outperforms these cells in terms of a) enhanced growth factor production; b) augmented ability to secrete exosomes; and c) superior angiogenic and neurogenic ability.

Chronic Traumatic Encephalopathy (CTE) is caused by repetitive concussive/sub-concussive hits to the head sustained over a period of years and is often found in football players. The condition is characterized by memory loss, impulsive/erratic behavior, impaired judgment, aggression, depression, and dementia. In many patients with CTE, it is anatomically characterized by brain atrophy, reduced mass of frontal and temporal cortices, and medial temporal lobe. TSOI has previously filed several patents in the area of CTE based on modulating the brain microenvironment to enhance receptivity of regenerative cells such as stem cells.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of December 31, 2018 and August 16, 2019, formal operations have not commenced.

Nutraceutical Division (TSOI)

ProJuvenol® is a patented, (US No.: 9,682,047) and powerful synergistic blend of complex anti-aging ingredients in capsules.

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

NanoPlus is a blend of NanoStilbene and NanoCannabidiol which are an easily absorbed Nanoparticles formulation of Pterostilbene and Cannabidiol.

NanoCannabidiol is an easily absorbed Nanoparticle formulation of Cannabidiol Isolate in the range of 75-90 nanometers. This product is built on the same nano platform as NanoStilbene and is delivered at a concentration of 200mg per milliliter.

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

NanoStilbene PKE is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion can not only improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time.

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

Dental

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of December 31, 2018 and August 16, 2019, formal operations have not commenced.

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

The Company adopted the new accounting pronouncement ASC 842, Leases for the six months ended June 30, 2019.

Related Party

On May 23, 2019 entered into a $25,000 convertible 8%promissory note with a related party due May 24, 2020. This note is convertible into shares of the Company’s common stock at $.002 per share.

At June 30, 2019 and June 30, 2018, the Company has unsecured interest bearing demand notes outstanding to certain officers and directors amounting to $498,021 and $458,487, respectively. Interest accrued on these notes during the three months ended June 30, 2019 and 2018 was $8,103 and $7,936, respectively.

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

For the three months ended June 30, 2019 and 2018

Prepaid expenses and other current assets increased $26,702, from $113,521 to $140,223 for the six months ended June 30, 2019. This increase was mainly due to an increase in consulting agreements and scientific board member agreements that were entered into during the six months ended June 30, 2019. These agreements are capitalized over the number of months of their respective agreements.

We had a net loss of $228,020 for the three months ended June 30, 2019, compared to a net loss of $613,058 for the three months ended June 30, 2018, a decrease of $385,038. This decrease was mainly due to a decrease in legal and professional fees, research and development, change in derivatives liabilities along with an increase in consulting fees and interest expense. We had a net loss of $603,166 for the six months ended June 30, 2019, compared to a net loss of $890,692 for the six months ended June 30, 2018, a decrease of $287,526. This decrease was mainly due to a decrease in legal and professional fees, research and development, change in derivatives liabilities along with an increase in consulting fees and interest expense along with an increase in consulting fees and interest expense.

Net sales increased $7,912, from $1,019 to $8,931, for the three months ended June 30, 2018 and June 30, 2019, respectively. Net sales increased $9,776, from $1,619 to $11,395, for the six months ended June 30, 2018 and June 30, 2019, respectively.

Cost of goods sold increased $932, from $104 to $1,036, for the three months ended June 30, 2018 and June 30, 2019, respectively. Cost of goods sold increased $973, from $209 to $1,182, for the six months ended June 30, 2018 and June 30, 2019, respectively.

Operating expenses for the three month periods ended June 30, 2019 and 2018 were $202,127 and $235,207, a decrease of $33,080. This decrease was mainly due to decreases in legal and professional fees and research and development along with an increase in consulting fees. Operating expenses for the six month periods ended June 30, 2019 and 2018 were $637,035 and $434,528, an increase of $202,507. This increase was mainly due to increases in stock compensation and consulting fees along with decreases in legal and professional fees and research and development.

General and administrative expenses decreased $2,741, from $22,879 to $20,138 for the three months ended June 30, 2018 and 2019, respectively. This decrease was mainly due decreased marketing costs along with an increase in supplies expense in the comparable quarters in 2019 vs 2018. General and administrative expenses decreased $3,796, from $37,417 to $33,621 for the six months ended June 30, 2018 and 2019, respectively. This decrease was mainly due decreased marketing costs along with an increase in supplies expense in the comparable quarters in 2019 vs 2018.

Salaries, wages and related expenses decreased $2,058, from $101,040 to $98,982 for the three months ended June 30, 2018 and 2019, respectively. This decrease was mainly due to a decrease in wage related expenses for the three months ended June 30, 2019. Salaries, wages and related expenses increased $5,739, from $199,649 to $205,388 for the six months ended June 30, 2018 and 2019, respectively. This increase was mainly due to an increase in wage related expenses for the six months ended June 30, 2019.

Stock compensation was $0, for the three months ended June 30, 2018 and 2019, respectively. Stock compensation increased $225,000, from $0 to $225,000, for the six months ended June 30, 2018 and 2019, respectively. This was mainly due an issuance to Restricted Stock Awards to two officers and one director for the three months ended June 30, 2019.

Consulting fees increased $32,360 from $18,606 to 50,966 for the three months ended June 30, 2018 and 2019, respectively, due to an increase in overall consulting services. Consulting fees increased $54,980 from $29,371 to $84,351 for the six months ended June 30, 2018 and 2019, respectively, due to an increase in overall consulting services.

Legal and professional fees decreased $32,584, from $58,393 to $25,809 for the three months ended June 30, 2019 and June 30, 2018, respectively, due to a decrease in independent public accounting fees and legal expense. Legal and professional fees decreased $45,784, from $128,227 to $82,443 for the six months ended June 30, 2019 and June 30, 2018, respectively, due to a decrease in independent public accounting fees and legal expense.

Research and development costs decreased $28,057, from $34,289 to $6,232, for the three months ended June 30, 2018 and 2019, respectively. This decrease was mainly due to decreased research and development expenses related our NanoStilbene products for the comparable three month periods. Research and development costs decreased $33,632, from $39,864 to $6,232, for the six months ended June 30, 2018 and 2019, respectively. This decrease was mainly due to decreased research and development expenses for the comparable six month periods.

Loss on derivatives liability decreased $22,971, from $42,104 to $19,133, for the three months ended June 30, 2018 and 2019, respectively. This decrease was mainly due to derivative liability decreases from certain convertible notes for the three months ended June 30, 2018 and 2019, respectively. Loss on derivatives liability increased $105,605, from $121,455 to $227,060, for the six months ended June 30, 2018 and 2019, respectively. This increase was mainly due to derivative liability increases from certain convertible notes for the three months ended June 30, 2018 and 2019, respectively.

Change in fair derivatives liabilities expense decreased $379,943 from $291,923 to $(88,020) for the three months ended June 30, 2018 and June 30, 2019, respectively. This decrease was due to a lower derivative liability expense from certain convertible notes in 2019 compared to 2018. Change in fair derivatives liabilities expense decreased $687,987 from $247,096 to $(440,891) for the six months ended June 30, 2018 and June 30, 2019, respectively. This increase was due to a derivative liability expense from certain convertible notes in 2019 compared to 2018

Net interest expense increased $57,936 from $44,739 to $102,675 for the three months ended June 30, 2018 and June 30, 2019, respectively. This increase was mainly due to increased debt balances. Net interest expense increased $101,152 from $89,023 to $190,075 for the six months ended June 30, 2018 and June 30, 2019, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $7.7 million and a working capital deficit of approximately $1.7 million at June 30, 2019. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A.Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

B.Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2019 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of June 30, 2019 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2019

(1)we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

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

On May 20, 2019, we issued 6,666,667 shares of common stock for the partial conversion of $12,000 for a convertible note dated November 15, 2018.

On May 24, 2019, we issued 12,766,667 shares of common stock for the partial conversion of $22,980 for a convertible note dated November 15, 2018.

On June 11, 2019, we issued 10,909,091 shares of common stock for the partial conversion of $12,000 for a convertible note dated November 6, 2018.

On June 11, 2019, we issued 10,909,091 shares of common stock for the partial conversion of $12,000 for a convertible note dated November 6, 2018.

On June 18, 2019, we issued 95,970,000 shares of commons stock for conversion of a convertible note dated June 1, 2019.

On June 18, 2018, we issued 15,000,000 shares of common stock, valued at $.0016 per share, for consulting services.

On June 19, 2019, we issued 12,200,000 shares of common stock for the partial conversion of $10,980 for a convertible note dated November 6, 2018.

On June 28, 2019, we issued 12,000,000 shares of common stock, valued at $.0015 to a related party in regard to a subscription agreement.

On July 8, 2019, we issued 24,590,164 shares of common stock for the partial conversion of $15,000 for a convertible note dated January 2, 2019.

On July 11, 2019, we issued 32,754,098 shares of common stock for the partial conversion of $19,980 for a convertible note dated January 2, 2019.

On July 23, 2019, we issued 56,033,333 shares of common stock, valued at $.0009 to a related party in regard to a subscription agreement.

On August 5, 2019, we issued 4,000,000 shares of common stock, valued at $.002 to a related party in regard to a subscription agreement.

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

Date: August 16, 2019
	By:	/s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)
/s/ Timothy G. Dixon

Date: August 16, 2019
	By:	/s/ Gerry B. Berg
Gerry B. Berg
Chief Financial Officer
(Principal Financial Officer)