Form 10-Q
period 2019-09-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2019-11-20
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

Large Accelerated Filer	[ ]	Non-Accelerated Filer	[X]
Accelerated Filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of November 18, 2019, the Registrant had 1,439,037,647 outstanding shares of Common Stock with a par value of $0.001 per share.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20,015	$22,397
Accounts receivable	2,544	-
Inventory	1,050
Prepaid expenses and other current assets	109,671	113,521
Right-of-use asset	11,909	-
Total current assets	145,189	135,918

Other assets	182,695	71,013

Total assets	$327,884	$206,931

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$324,740	$320,812
Accounts payable - related parties	7,200	7,981
Accrued expenses and other current liabilities	962,441	717,723
Lease liability	11,909	-
Convertible notes payable, net of discount of $85,638 and $105,556, at September 30, 2019 and December 31, 2018, respectively	25,362	45,784
Notes payable-related parties, net	493,868	458,487
Derivative liabilities	134,728	466,612
Total current liabilities	1,960,248	2,017,399

Commitments and contingencies	-	-

Shareholders’ Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 2,500,000,000 shares authorized; 1,439,037,647 and 1,011,063,182 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	1,439,037	1,011,063
Additional paid-in capital	5,113,579	4,314,047
Accumulated deficit	(8,184,980)	(7,135,578)

Total shareholders’ deficit	(1,632,364)	(1,810,468)

Total liabilities and shareholders’ deficit	$327,884	$206,931

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months ended September 30, 2019	For the Three Months ended September 30, 2018	For the Nine Months ended September 30, 2019	For the Nine Months ended September 30, 2018
Net Sales	$11,278	$3,301	$22,673	$4,920
Cost of Sales	1,278	560	2,459	769
Gross Profit	10,000	2,741	20,214	4,151

Operating expenses:
General and administrative	18,269	21,308	51,890	58,724
Salaries, wages, and related costs	105,539	110,114	310,927	309,763
Stock compensation	-	-	225,000	-
Consulting fees	34,635	51,346	118,986	80,717
Legal and professional fees	26,372	42,672	108,816	170,899
Research and development	24,812	33,896	31,044	73,760
Total operating expenses	209,627	259,336	846,663	693,863

Loss from operations	(199,627)	(256,595)	(826,449)	(689,712)

Other income (expense):
Loss on derivative liability	(31,396)	(139,221)	(258,456)	(260,676)
Change in fair value of derivatives liabilities	(117,615)	299,448	323,276	52,352
Interest expense	(97,598)	(71,406)	(287,773)	(160,429)
Total other income (expense)	(246,609)	88,821	(222,953)	(368,753)

Net loss	$(446,236)	$(167,774)	$(1,049,402)	$(1,058,465)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	1,395,862,362	895,023,749	1,211,360,944	870,304,630

See accompanying notes to condensed consolidated financial statements.

Therapeutic Solutions International, Inc.

Condensed Consolidated Statements of Changes in Shareholders' Deficit

For the nine month period ended September 30, 2019

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at July 1, 2018	891,408,307	$891,408	$3,519,195	$(6,159,358)	$(1,748,755)

Common stock issued for services	15,000,000	15,000	157,250	-	172,250
Common stock issued in payment of convertible note payable	14,767,537	14,768	211,832	-	226,600
Common stock issued	10,000,000	10,000	35,000	-	45,000
Net Loss	-	-	-	(167,773)	(167,773)

Balance at September 30, 2018	931,175,844	$931,176	$3,923,277	$(6,327,131)	$(1,472,678)

Balance at January 1, 2018	806,501,000	$806,501	$3,147,811	$(5,268,666)	$(1,314,354)

Common stock issued for services	30,000,000	30,000	253,750	-	283,750
Common stock issued in payment of convertible note payable	33,674,844	33,675	333,716		367,391
Common stock issued	61,000,000	61,000	188,000	-	249,000
Net Loss	-	-	-	(1,058,465)	(1,058,465)

Balance at September 30, 2018	931,175,844	$931,176	$3,923,277	$(6,327,131)	$(1,472,678)

Balance at July 1, 2019	1,295,013,587	$1,295,013	$4,959,735	$(7,738,744)	$(1,483,996)

Common stock issued in payment of convertible note payable	83,990,727	83,991	155,447	-	239,438
Common stock issued	60,033,333	60,033	(1,603)	-	58,430
Net Loss	-	-	-	(446,236)	(446,236)

Balance at September 30, 2019	1,439,037,647	$1,439,037	$5,113,579	$(8,184,980)	$(1,632,364)

Balance at January 1, 2019	1,011,063,182	$1,011,063	$4,314,047	$(7,135,578)	$(1,810,468)

Common stock issued for services	70,000,000	70,000	229,000	-	299,000
Common stock issued in payment of convertible note payable	189,971,132	189,971	496,053	-	686,024
Common stock issued for a license	95,970,000	95,970	57,582	-	153,552
Common stock issued	72,033,333	72,033	4,397	-	76,430
Beneficial conversion feature on note payable	-	-	12,500	-	12,500
Net Loss	-	-	-	(1,049,402)	(1,049,402)

Balance at September 30, 2019	1,439,037,647	$1,439,037	$5,113,579	$(8,184,980)	$(1,632,364)

See accompanying notes to condensed consolidated financial statements

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Cash flows from operating activities
Net loss	$(1,049,402)	$(1,058,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation to consultants	74,000	283,750
Stock based compensation to related parties	225,000	-
Accrued interest, notes payable	16,620	6,720
Accrued interest, notes payable - related parties	25,770	-
Loss on derivative liability	258,456	260,676
Change in fair value of derivative liabilities	(323,276)	(52,352)
Amortization of debt discount	224,918	126,139
Changes in operating assets and liabilities:
Accounts receivable	(2,544)	(2,020)
Inventory	(1,050)	(30)
Prepaid expenses and other current assets	45,720	(180,724)
Right-to-use asset	(11,909)	-
Accounts payable	3,147	(8,444)
Accrued expenses and other current liabilities	244,718	243,925
Lease liability	11,909	-
Net cash used in operating activities	(257,923)	(380,825)

Cash flows from financing activities
Proceeds from issuance of common stock	76,430	249,000
Proceeds from convertible notes payable	190,000	155,000
Payments on convertible notes payable	(33,000)	-
Proceeds from notes payable - related parties	25,000	-
Payments on notes payable - related parties	(2,889)	(1,984)
Net cash provided by financing activities	255,541	402,016

Net increase (decrease) in cash	(2,382)	21,191
Cash at beginning of period	32,570	10,185
Cash at end of period	$30,188	$31,376

Supplemental Cash Flow Information:
Cash paid for interest	$20,465	$3,761
Cash paid for income taxes	$-	$800

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$15,000	$18,000
Debt discount recorded in connection with derivative liability	$190,000	$155,000
Beneficial conversion feature on convertible note	$12,500	$-
Common stock issued in payment of license agreement	$153,552	$-
Common stock issued in payment of convertible note payable	$705,098	$367,391

Condensed consolidated balance sheets:
Cash and cash equivalents	$20,015	$21,205
Restricted cash included in other assets	10,173	10,171

Condensed consolidated cash flows:	$30,188	$31,376

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Management does not expect existing cash as of September 30, 2019 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these September 30, 2019 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2019, the Company has incurred losses totaling $8.2 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts.

Note 2 – Summary of Significant Accounting Policies

An February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 will be effective for the Company in the first quarter of 2019 and will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $11,909 for the nine months ended September 30, 2019.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Note 2 – Summary of Significant Accounting Policies (Continued)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2019. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated balance sheet at December 31, 2018, contained in the above referenced Form 10-K.

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

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $134,728 and $466,612 at September 30, 2019 and December 31, 2018, respectively.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2019, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the six months ended September 30, 2019:

Balance- December 31, 2018	$466,612
Issuance of new derivative liabilities	448,455
Conversions to paid-in capital	(462,180)
Change in fair market value of derivative liabilities	(318,161)
Balance- September 30, 2019	$134,728

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

As of September 30, 2019 and 2018, a total of 597,646,001 and 226,902,346, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Note 2 – Summary of Significant Accounting Policies (Continued)

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement. During the nine months ended September 30, 2019 and 2018, there was no depreciation or amortization expense as all fixed assets have been fully depreciated.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $24,812 and $33,896 for the three months ended September 30, 2019 and 2018, respectively. Research and Development expenses were $31,044 and $73,760 for the nine months ended September 30, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 will be effective for the Company in the first quarter of 2019 and will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $11,909 for the three months ended September 30, 2019.

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

September 30, 2019

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

Note 4 – Notes Payable-Related Party

At September 30, 2019 and September 30, 2018, the Company has unsecured interest bearing demand notes outstanding to certain officers and directors amounting to $493,868 and $458,487, respectively. Interest accrued on these notes during the three months ended September 30, 2019 and 2018 was $8,438 and $7,936, respectively.

Note 5 – Convertible notes payable

On January 2, 2019, February 7, 2019, March 11, 2019, April 23, 2019 and August 28, 2019, the Company entered into one $28,000 convertible promissory note; one $78,000 convertible promissory note and three $33,000 convertible promissory notes with third parties for which the proceeds were used for operations. The Company received net proceeds of $190,000, and a $15,000 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum for which $28,000 plus accrued interest is due on January 30, 2020; $33,000 plus accrued interest are due October 30, 2019, November 30, 2019, and February 28, 2020 and $78,000 plus accrued interest is due June 30, 2020. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion prices per share range from 55% - 61% of the average of the three (3) lowest trading prices of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at September 30, 2019, a total of 597,646,011 common shares in connection with the promissory notes.

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

For the three notes issued during the three months ended September 30, 2019, the Company valued the conversion features on the dates of issuance resulting in initial liabilities of $448,455. Since the fair value of the derivatives were in excess of the proceeds received of $75,000, a full discount to convertible notes payable and a day one loss on derivative liabilities of $31,396 was recorded during the three months ended September 30, 2019. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from of $0.002 to $0.003, the closing stock price of the Company's common stock on the date of valuation ranging from $0.005 to $0.009, an expected dividend yield of 0%, expected volatility ranging from 256% to 262%, risk-free interest rates ranging from 2.53% to 2.60%, and expected terms ranging from 0.81 to 0.89 years.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Note 5 – Convertible notes payable (Continued)

At December 31, 2018, the Company had existing derivative liabilities of $466,613 related to two $28,000 and three $33,000 convertible notes. During the three months ended September 30, 2019, the one $28,000 and one $33,000 convertible notes were converted into 83,990,727 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the three months ended September 30, 2019, the Company recorded a loss of $117,615 related to the change of fair value of the derivative liability and recorded $155,447 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion price of $0.002, the closing stock price of the Company's common stock on the date of valuation ranging from $0.004 to $0.009, an expected dividend yield of 0%, expected volatility ranging from 214% to 243%, risk-free interest rates ranging from 2.54% to 2.59%, and expected terms ranging from 0.26 to 0.30 years.

On September 30, 2019, the derivative liabilities on the remaining two convertible notes were revalued at $134,728 resulting in a gain of $64,820 for the three months ended September 30, 2019 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.002, the closing stock price of the Company's common stock on the date of valuation of $0.005, an expected dividend yield of 0%, expected volatility ranging from 212% to 250%, risk-free interest rate of 2.40%, and an expected term ranging from 0.50 to 0.84 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight line method which is similar to the effective interest method. During the three months ended September 30, 2019 and 2018, the Company amortized $67,016 and $32,961 to interest expense, respectively. As of September 30, 2019, discounts of $134,728 remained for which will be amortized through January 30, 2020.

Note 6 – Equity

Our authorized capital stock consists of an aggregate of 2,505,000,000 shares, comprised of 2,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of September 30, 2019, we have 1,439,037,647 shares of Common Stock and no preferred shares issued and outstanding.

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

September 30, 2019

Note 6 – Equity (Continued)

On April 23, 2019, we issued a nine month convertible note in the amount of $33,000 with an annual interest rate of 12%.

On April 24, 2019, we issued 11,490,000 shares of common stock for the partial conversion of $11,980 for convertible note dated October 3, 2018.

On July 8, 2019, we issued 24,590,164 shares of common stock for the partial conversion of $15,000 for convertible note dated January 2, 2019.

On July 11, 2019, we issued 32,754,098 shares of common stock for the partial conversion of $19,980 for the convertible note dated January 2, 2019.

On July 23, 2019, we issued 56,033,333 shares of common stock, valued at $0.0009 per share, for an investment in the Company’s Private Placement.

On August 12, 2019, we issued 4,000,000 shares of common stock, valued at $0.002 per share, for an investment in the Company’s Private Placement.

On September 12, 2019, we issued 10,000,000 shares of common stock for the partial conversion of $12,000 for the convertible note dated March 11, 2019.

On September 19, 2019, we issued 10,909,091 shares of common stock for the partial conversion of $12,000 for the convertible note dated March 11, 2019.

On September 20, 2019, we issued 5,737,374 shares of common stock for the partial conversion of $5,680 for the convertible note dated March 11, 2019.

Note 7– Subsequent Events

On October 29, 2019, we issued 12,345,679 shares of common stock for the partial conversion of $10,000 for the convertible note dated April 23, 2019.

On October 30, 2019, we issued 18,987,342 shares of common stock for the partial conversion of $15,000 for the convertible note dated April 23, 2019.

On November 4, 2019, we issued 14,257,143 shares of common stock for the partial conversion of $9,980 for the convertible note dated April 23, 2019.

On November 8th 2019, the Company settled an accrual of wages and a promissory note with Timothy G. Dixon. The global settlement on monies owed to Mr. Dixon in the form of accrued payroll and a convertible note totaling $534,714.68 will be repaid at a rate of 0.5% of Net Sales (after COGS) of NanoStilbene *only* on a rolling 90 days to be paid out within 30 days of the close of previous 90-day period. Principal sum is frozen, and no further interest will be accrued. Missed payments are covered by an additional 30-day grace period and only that portion will accrue interest at a rate of 5% per annum. There are no other remedies other than an optional stock conversion if a payment is missed.

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2019 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of December 31, 2018 and November 19, 2019, formal operations have not commenced.

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

NanoPSA is a blend of NanoStilbene™ and Broccoli Sprout Extract (BSE) providing 74mg of BSE and 125mg of our patented NanoStilbene, a proprietary formulation of nanoparticle pterostilbene.

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

On September 9, 2019 the Company filed a patent application titled “Pterostilbene and Formulations Thereof for Protection of Hematopoiesis from Chemotherapy and Radiation” covering the ability of NanoStilbene™ and its active ingredient, pterostilbene, at accelerating recovery of blood cells after treatment with chemotherapy.

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

Dental

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of December 31, 2018 and November 19, 2019, formal operations have not commenced.

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

StemVacs is an immunotherapy platform that consists of 5 components. The overarching approach to the StemVacs Immunotherapy Platform is as follows:

1. Treat innate immune suppression: Administration of oral apigenin/NanoStilbene (Cancer DeTox Product) to decrease immune suppressive toxic molecules made by tumor and tumor microenvironment.

2. Treat adaptive immune suppression: Administration of MemoryMune to activate dormant memory cells recognizing the tumor. Administration of LymphoBoost to repair deficient IL-12 production.

3. Stimulation of immune response to cancer stem cells (StemVacs).

4. Consolidation and maintenance of immunity: Cycles of StemVacs, supported by innaMune and LymphoBoost

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

The Company adopted the new accounting pronouncement ASC 842, Leases for the nine months ended September 30, 2019.

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

For the three months and nine months ended September 30, 2019 and 2018

Prepaid expenses and other current assets decreased $72,107, from $181,778 to $109,671 for the nine months ended September 30, 2018 and 2019 respectively. This decrease was mainly due to a decrease in consulting agreements and scientific board member agreements that were entered into during the nine months ended September 30, 2019. These agreements are capitalized over the number of months of their respective agreements.

We had a net loss of $451,351 for the three months ended September 30, 2019, compared to a net loss of $167,774 for the three months ended September 30, 2018, a decrease of $283,577. This decrease was mainly due to increases in interest expenses and changes in derivative liabilities. We had a net loss of $1,049,402 for the nine months ended September 30, 2019, compared to a net loss of $1,058,465 for the nine months ended September 30, 2018, a decrease of $9,063. This decrease was mainly due to decreases in interest expense and changes in fair value of derivatives liabilities.

Net sales increased $7,977, from $3,301 to $11,278, for the three months ended September 30, 2018 and September 30, 2019, respectively. Net sales increased $17,753, from $4,920 to $22,673, for the nine months ended September 30, 2018 and September 30, 2019, respectively.

Cost of goods sold increased $718, from $560 to $1,278, for the three months ended September 30, 2018 and September 30, 2019, respectively. Cost of goods sold increased $1,690 from $769 to $2,459, for the nine months ended September 30, 2018 and September 30, 2019, respectively. These increases were mainly increases in net sales for products in 2019 and 2018.

Operating expenses for the three month periods ended September 30, 2019 and 2018 were $209,626 and $259,336, an decrease of $49,710. This decrease was mainly due to decreases in salaries, wages and related expenses, consulting fees and research and development.. Operating expenses for the nine month periods ended September 30, 2019 and 2018 were $846,663 and $693,863, an increase of $152,800. This increase was mainly due to increases in consulting fees and stock compensation, research and development, coupled with a decrease in legal and professional fees and research and development costs.

General and administrative expenses decreased $3,039, from $21,308 to $18,269 for the three months ended September 30, 2018 and 2019, respectively. This decrease was mainly due to decreased marketing expenses in the comparable quarters in 2019 vs 2018, respectively. This decrease was mainly due decreased marketing expense in the comparable quarters in 2018 compared to 2019.

Salaries, wages and related expenses decreased $4,576, from $110,114 to $105,538 for the three months ended September 30, 2018 and 2019, respectively. This decrease was mainly due to a decrease in wage related expenses for the three months ended September 30, 2019. Salaries, wages and related costs increased $1,164, from $309,763 to $310,927 for the nine months ended September 30, 2018 and 2019, respectively. This decrease was mainly due to a decrease in wage related expenses.

Stock compensation from $0 to $0, for the three months ended September 30, 2018 and 2019, respectively. Stock compensation increased $225,000 from $0 to $225,000 for the nine months ended September 30, 2018 and 2019, respectively. This was mainly due an issuance to Restricted Stock Awards to two officers and one director for the nine months ended September 30, 2019.

Consulting fees decreased $16,711 from $51,346 to $34,635 for the three months ended September 30, 2018 and 2019, respectively, due to a decrease in overall consulting services. Consulting fees increased $51,067 from $38,269 to $118,986 for the nine months ended September 30, 2018 and 2019, respectively, due to an increase in overall consulting services.

Legal and professional fees decreased $16,300, from $42,672 to $26,732 for the three months ended September 30, 2019 and 2018, respectively, due to a decrease in independent public accounting fees and legal expense. Legal and professional fees decreased $46,046, from $170,899 to $108,816 for the nine months ended September 30, 2018 and September 30, 2018, respectively, due to a decrease in independent public accounting fees and legal expense.

Loss on derivatives liability decreased approximately $107,825, from $139,221 to $31,396, for the three months ended September 30, 2018 and 2019, respectively. This increase was mainly due to derivative liability decreases from certain convertible notes for the three months ended September 30, 2018 and 2019, respectively. Loss on derivatives liability increased $2,220, from $260,676 to $258,456 for the nine months ended September 30, 2018 and September 30, 2019, respectively. This increase was due to a derivative liability loss from certain convertible notes at September 30, 2019 compared to September 30, 2018.

Change in fair derivatives liabilities expense decreased approximately $422,179 from $299,478 to ($122,731) for the three months ended September 30, 2018 and September 30, 2019, respectively. This decrease was due to a derivative liability expense from certain convertible notes in 2019 compared to 2018. Change in fair value of increased $270,924, from $52,352 to $323,276 for the nine months ended September 30, 2018 and September 30, 2019, respectively. This increase was due to a derivative liability revaluation change from all outstanding convertible notes for the nine months ended September 30, 2019 compared to September 30, 2018.

Net interest expense increased $26,192 from $71,406 to $97,598 for the three months ended September 30, 2018 and September 30, 2019, respectively. This increase was mainly due to increased debt balances. Net interest expense increased $127,344 from $160,429 to $287,773 for the nine months ended September 30, 2017 and September 30, 2018, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $8.2 million and a working capital deficit of approximately $1.6 million at September 30, 2019. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2019 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of September 30, 2019 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of September 30, 2019

(1)we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 8, 2019, we issued 24,590,164 shares of common stock for the partial conversion of $15,000 for convertible note dated January 2, 2019.

On July 11, 2019, we issued 32,754,098 shares of common stock for the partial conversion of $19,980 for the convertible note dated January 2, 2019.

On July 23, 2019, we issued 56,033,333 shares of common stock, valued at $0.0009 per share, for an investment in the Company’s Private Placement.

On August 12, 2019, we issued 4,000,000 shares of common stock, valued at $0.002 per share, for an investment in the Company’s Private Placement.

On September 12, 2019, we issued 10,000,000 shares of common stock for the partial conversion of $12,000 for convertible note dated March 11, 2019.

On September 19, 2019, we issued 10.909.091 shares of common stock for the partial conversion of $12,000 for convertible note dated March 11, 2019.

On September 20, 2019, we issued 5,737,374 shares of common stock for the partial conversion of $5,680 for convertible note dated March 11, 2019.

On October 29, 2019, we issued 12,345,679 shares of common stock for the partial conversion of $10,000 for convertible note dated April 23, 2019.

On October 30, 2019, we issued 18,987,342 shares of common stock for the partial conversion of $15,000 for convertible note dated April 23, 2019.

On November 4, 2019, we issued 14,257,143 shares of common stock for the partial conversion of $9,980 for convertible note dated April 23, 2019.

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

Date: November 19, 2019

By: /s/ Timothy G. Dixon

Timothy G. Dixon

President and Chief Executive Officer

(Principal Executive Officer)