Form 10-K
period 2019-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2020-05-21
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
[ ]	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,192,453 based on a closing price of $0.015 as of June 30, 2019.

As of May 14, 2020, 1,656,544,305 shares of the registrartant’s common stock, par value of $0.0001 per shares, were outstanding.

INDEX

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and any statements regarding future potential revenue, gross margins and our prospects for 2020 and thereafter. These statements may appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

ITEM 1 BUSINESS.

Corporate History

Therapeutic Solutions International, Inc. (“TSI” or the “Company”) was organized August 6, 2007 under the name Friendly Auto Dealers, Inc., under the laws of the State of Nevada. In the first quarter of 2011, the Company changed its name from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc., and acquired Splint Decisions, Inc., a California corporation.

Currently, the Company is focused on immune modulation for the treatment of several specific diseases. Immune modulation refers to the ability to upregulate (make more active) or downregulate (make less active) one’s immune system.

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

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its current flagship product, NanoStilbene™ PKE, is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion’s can improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time.

Emvolio, Inc., – was a wholly-owned subsidiary of TSI, incorporated in the State of Delaware on October 3, 2016, for the purpose of filing an Investigation New Drug application with the FDA for our StemVacs immunotherapy vaccine. In May of 2018, President Donald J. Trump signed into the law, the Right To Try bill. Because of this change, Emvolio has decided to withdraw the IND for a Phase 1 trial in the USA because TSI had previously completed a 10 patient trial in Mexico. TSI has since generated GCP documentation for the previously treated 10 patients into a Phase I trial, which will be presented to the FDA by TSI as part of an Ex-US trial compliant with 21 CFR 312.120 Foreign clinical studies not conducted under an IND. Therefore, we have dissolved Emvolio, Inc. as it is no longer needed.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of December 31, 2019 and April 1, 2020, formal operations have not commenced.

Management does not expect existing cash as of December 31, 2019 or as of March 31, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these December 31, 2019 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2019, the Company has incurred losses totaling $8.8 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

CURRENT BUSINESS DESCRIPTION

Currently, the Company is focused on immune modulation for the treatment of several specific diseases. Immune modulation refers to the ability to upregulate (make more active) or downregulate (make less active) one’s immune system.

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

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its current flagship product, NanoStilbene™ PKE, is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion’s can improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time.

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

NanoPlus is a blend of NanoStilbene and Nano Cannabidiol which are an easily absorbed Nanoparticles formulation of Pterostilbene and Cannabidiol.

Nano Cannabidiol is an easily absorbed Nanoparticle formulation of Cannabidiol Isolate in the range of 75-90 nanometers. This product is built on the same nano platform as NanoStilbene and is delivered at a concentration of 200mg per milliliter.

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

On October 16, 2017, the Company filed a patent application titled "Synergistic Inhibition of Glioma Using Pterostilbene and Analogues Thereof" which was developed to utilize the ability of the immune system to augment the possibility of increasing overall survival of glioma patients after treatment with conventional therapies. Our data suggests that when pterostilbene is combined with brain cancer therapeutics such as Gefitinib, Sertraline, or Temozolomide, the prognosis is vastly improved.

On August 13, 2018, the Company filed a patent application titled “Enhancement of Ozone Therapy using Pterostilbene” showing pterostilbene potently augments killing of breast cancer, prostate cancer, and ovarian cancer cells by ozone therapy. The data obtained is an extension of ongoing work at the Company seeking to identify means of enhancing the effects of pterostilbene administration for treatment of a variety of cancers, as well as enhancing the efficacy of existing cancer therapies.

On September 17, 2018, the Company filed a patent application titled “Pterostilbene and Compositions Thereof for Prevention and Treatment of Chronic Traumatic Encephalopathy” with new data demonstrating the ability of its NeuroStilbene intranasal formulation of pterostilbene to successfully prevent the development of brain injury in an animal model of Chronic Traumatic Encephalopathy aka CTE.

On September 25, 2018, the Company filed a patent application titled “Pterostilbene and Formulations Thereof for Treatment of Pathological Immune Activation” covering novel clinical data using its NanoStilbene™ formulation to reduce inflammatory cytokine production in cancer patients.

On September 9, 2019, the Company filed a patent application titled “Pterostilbene and Formulations Thereof for Protection of Hematopoiesis from Chemotherapy and Radiation” covering the ability of NanoStilbene™ and its active ingredient, pterostilbene, at accelerating recovery of blood cells after treatment with chemotherapy.

On November 4, 2019, the Company filed a patent application titled "Cellular, Organ, and Whole-Body Rejuvenation Utilizing Cord Blood Plasma and Pterostilbene" suggesting that pterostilbene, the active ingredient in its commercially available NanoStilbene™ product, augments the ability of cord blood plasma to suppress biological properties associated with aging.

On May 15, 2018, TSI announced Institutional Review Board (IRB) clearance to initiate a pilot pharmacokinetic trial of “NanoStilbene.” Then on July 02, 2018 the Company announced receiving pilot clinical data providing proof of concept that NanoStilbene more effectively increases blood levels of the molecule as compared to conventional formulations. The clinical trial involved the administration of NanoStilbene in comparison to powder in capsule form pterostilbene with healthy volunteers, whom underwent a series of blood draws to determine the concentration of the compound.

Cellular, Bioligical, and Pharmaceutical Patents:

On March 29, 2017, the Company filed a patent application titled “Stimulation of Immunity to Tumor Stem Cell Specific Proteins by Peptide Immunization”.

On March 29, 2017, the Company filed a patent application titled “Activated Leukocyte Extract for Repair of Innate Immunity in Cancer Patients”.

On March 29, 2017, the Company filed a patent application titled “Augmentation of Anti-Tumor Immunity by Mifepristone and Analogues Thereof”.

On March 29, 2017, the Company filed a patent application titled “Methods of Re-Activating Dormant Memory Cells with Anticancer Activity”.

On December 5, 2018, the Company filed a patent application titled “Treatment of Chronic Traumatic Encephalopathy via RNA Administration”.

On January 9, 2019, the Company filed a patent application titled “Autologous Neurogenic Cells and Uses Thereof for Professional Athletes at Risk of Chronic Traumatic Encephalopathy”.

On January 9, 2019, the Company filed a patent application titled “Prevention and Reversion of Chronic Traumatic Encephalopathy through Administration of “Educated” Monocytes and Progenitors Thereof”.

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

On May 15, 2018, TSI announced Institutional Review Board (IRB) clearance to initiate a pilot pharmacokinetic trial of “NanoStilbene.” Then on July 2, 2018 the Company announced receiving pilot clinical data providing proof of concept that NanoStilbene more effectively increases blood levels of the molecule as compared to conventional formulations. The clinical trial involved the administration of NanoStilbene in comparison to powder in capsule form pterostilbene with healthy volunteers, whom underwent a series of blood draws to determine the concentration of the compound.

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

Clinical Trial of NanoStilbene for Immune Derepression in Advanced Cancer

12 patients with advanced cancer

ECOG >2

300mg NanoStilbene Oral daily (300mg PTER)

Assessments pre and 1, 2, and 3 weeks after treatment

Inflammatory Markers Decrease

•TNF, IL-6, CRP

Immune Markers Increased

•IFN gamma from stimulated PBMC

•NK Cytolysis activity

Pterostilbene, being a methyl ether of resveratrol, is known to possess anti-inflammatory and anticancer activity in various model systems. It is known that in advanced cancer, excess inflammatory signaling may be associated with reduction in CD3 zeta chain signaling and inhibited function of natural killer (NK) cells.

Given the importance of NK cells in the activity of various Immunotherapeutics, we sought to determine whether administration of a nanoparticle formulation of pterostilbene may reverse cancer associated suppression of NK activity. An initial study in heathy volunteers was performed to elucidate amount of NanoStilbene needed to be administered to achieve sufficient plasma concentration for induction of anti-inflammatory activity.

Subsequent to this, the selected NanoStilbene dose was administered to twelve patients with advanced solid cancers for 3 weeks. Daily treatment with 300mg of NanoStilbene caused reduction in serum levels of inflammatory markers TNF-alpha, IL-6, and CRP. Assessment of peripheral blood mononuclear cell ability to generate IFN-gamma subsequent to stimulation with anti-CD3 and anti-CD28 was increased.

Additionally, NK cytotoxicity was augmented. These results suggest that NanoStilbene may be a useful adjuvant to immunotherapy of cancer rescuing T cell and NK cell activities.

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

Immune-Oncology – Right To Try

In May of 2018, President Donald J. Trump signed into the law, the Right To Try bill. In 2015/2016, TSI began and completed a 10 patient clinical trial of advanced cancer patients in Mexico at the Pan Am Cancer Treatment Center located in Tijuan Mexico using our dendritic cell vaccine code named StemVacs. TSI has since generated GCP documentation for the previously treated 10 patients into a Phase I trial, which will be presented to the FDA by TSI as part of an Ex-US trial compliant with 21 CFR 312.120 Foreign clinical studies not conducted under an IND. This is a required step to conform to the new Right To Try law.

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

Chronic Traumatic Encephalopathy (CTE), and Traumatic Brain Injury (TBI) – Right To Try

On December 10, 2018, Therapeutic Solutions International, Inc., announced the signing of an agreement between TSOI and Jadi Cell LLC for licensing of the Jadi Cell universal donor adult stem cell, as covered in US Patent No.: 9,803,176 B2 for use in Chronic Traumatic Encephalopathy (CTE), and Traumatic Brain Injury (TBI).

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

EMPLOYEES

As of December 31, 2019, we had two full-time employees, all non-union. We believe that our relations with our employees are good.

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

Our management concluded that as of December 31, 2019, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2019:

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

(2)we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, and the performance of account reconciliations and approval; and

(3)we have ineffective controls over the period end financial disclosure and reporting process caused by reliance on third-party experts and/or consultants and insufficient accounting staff.

Based on our current plan, we believe we will need additional capital to support our operations.

Based on our current business plan, we believe that our cash and cash equivalents at December 31, 2019 will not be sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report on Form 10-K. Our current commercialization of products and clinical trial strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash. We need to raise additional capital to fund our operations. We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing or other preferred equity instruments, if available, may involve restrictive covenants.

There is substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2019 with respect to this uncertainty. This going concern uncertainty, and any future going concern uncertainty, could materially limit our ability to raise additional capital. We have incurred significant losses since our inception, and it is possible we will never achieve future profitability. The Company is currently developing its new NanoStilbene product for commercialization. In addition, we are currently seeking regulatory clearance for our subsidiary SandBox’s product to treat obstructive sleep apnea in the United States. As a result, we continue to incur significant general and administrative expenses related to our operations. As a result, we have incurred substantial net losses to date. Our net losses for the years ended December 31, 2019 and 2018 were $1.7 million and $1.9 million, respectively. As of December 31, 2019, we had an accumulated deficit of $8.808 million. Meaningful revenues will likely not be available until, and unless, the Company can successfully launch our current TSI product line and our SandBox subsidiary’s product is cleared by the FDA and successfully commercialized. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations.

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

COVID-19

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19, and actions taken to mitigate it, have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, COVID-19 has had an adverse effect on our business, including our supply chains and distribution systems. While we are taking diligent steps to mitigate disruptions to our supply chain, we are unable to predict the extent or nature of these impacts, at this time, to our future financial condition and results of operations.

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

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is now traded in OTC Markets under the stock symbol TSOI, which results in a very illiquid and limited market for our common stock. As of the date of Annual Report on Form 10-K there are approximately 181 stockholders of record of our common stock.

The following table sets forth the quarterly high and low closing sales prices for our common stock from January 1, 2018 through December 31, 2019.

Quarter Ended	High	Low
December 31, 2019	$0.0035	$0.0031
September 30, 2019	$0.0018	$0.0015
June 30, 2019	$0.0015	$0.0014
March 31, 2019	$0.0045	$0.004
December 31, 2018	$0.017	$0.003
September 30, 2018	$0.032	$0.008
June 30, 2018	$0.025	$0.004
March 31, 2018	$0.009	$0.005

Dividends

We did not declare or pay dividends during 2018 to 2019.

Issuances of Unregistered Securities

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

On December 17, 2018, we issued 5,870588 shares of common stock for the partial conversion of $8,000 for convertible note dated June 5, 2018.

On January 3, 2019, we issued 15,000,000 shares of common stock, valued at $0.0071 each to two officers and one director of the Company under a Restricted Stock Award.

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

On April 24, 2019, we issued 11,490,000 shares of common stock for the partial conversion of $22,980 for convertible note dated October 3, 2018.

On May 20, 2019, we issued 6,666,667 shares of common stock for the partial conversion of $12,000 for convertible note dated November 15, 2018.

On May 24, 2019, we issued 12,766,667 shares of common stock for the partial conversion of $22,980 for convertible note dated November 15, 2018.

On June 11, 2019, we issued 21,818,182 shares of common stock for the partial conversion of $24,000 for convertible note dated December 6, 2018.

On June 18, 2019, we issued 95,970,000 shares of common stock, valued at $0.0016 per share, for a license.

On June 18, 2019, we issued 15,000,000 shares of common stock, valued at $0.0016 per share, to a Scientific Advisory Board member for consulting services.

On June 19, 2019, we issued 12,200,000 shares of common stock for the partial conversion of $10,980 for convertible note dated December 6, 2018.

On June 28, 2019, we issued 12,000,000 shares of common stock, valued at $0.0015 per share, for an investment in the Company’s Private Placement.

On July 8, 2019, we issued 24,590,164 shares of common stock for the partial conversion of $15,000 for convertible note dated January 2, 2019.

On July 11, 2019, we issued 32,754,098 shares of common stock for the partial conversion of $19,980 for convertible note dated January 2, 2019.

On July 23, 2019, we issued 56,033,333 shares of common stock, valued at $0.0009 per share, for an investment in the Company’s Private Placement.

On August 5, 2019, we issued 4,000,000 shares of common stock, valued at $0.002 per share, for an investment in the Company’s Private Placement.

On September 12, 2019, we issued 10,000,000 shares of common stock for the partial conversion of $12,000 for convertible note dated March 11, 2019.

On September 18, 2019, we issued 10,909,091 shares of common stock for the partial conversion of $12,000 for convertible note dated March 11, 2019.

On September 20, 2019, we issued 5,737,374 shares of common stock for the partial conversion of $5,680 for convertible note dated March 11, 2019.

On October 29, 2019, we issued 12,345,679 shares of common stock for the partial conversion of $10,000 for convertible note dated April 23, 2019.

On October 31, 2019, we issued 18,987,342 shares of common stock for the partial conversion of $15,000 for convertible note dated April 23, 2019.

On November 4, 2019, we issued 14,257,143 shares of common stock for the partial conversion of $9,980 for convertible note dated April 23, 2019.

On December 12, 2019, we issued 30,000,000 shares of common stock, valued at $0.0013 per share, for consulting services.

On December 12, 2019, we issued 100,000,000 shares of common stock, valued at $0.0013 each to one officer and one director of the Company under a Restricted Stock Award.

ITEM 6 SELECTED FINANCIAL DATA.

Not required for a “smaller reporting company”.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

Overview

Currently, the Company is focused on immune modulation for the treatment of several specific diseases. Immune modulation refers to the ability to upregulate (make more active) or downregulate (make less active) one’s immune system.

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

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of December 31, 2019 and April 1, 2020, formal operations have not commenced.

Results of Operations

We had a net loss of approximately $1.7 million in 2019 compared to a net loss of approximately $1.9 million in 2018.

Net sales increased $24,011 from $3,484 to $27,495, for the years ended December 31, 2018 and 2019, respectively. This increase was mainly due to an increase in sales of the Company’s nutraceutical line of products.

Cost of goods sold increased $858, from $2,157 to $3,015, for the years ended December 31, 2018 and 2019, respectively. This increase was mainly due to higher net sales of the Company’s new nutraceutical line of products in 2019 vs 2018.

Operating expenses for the years ended December 31, 2019 and 2018 were approximately $1.1 million and $1.2 million, respectively, a decrease of $100,000. This decrease was mainly due a combination of decreased general and administrative expenses, decreased salaries, wages and related costs, an increase in consulting fees, a decrease in legal and accounting fees, and a decrease in research and development.

General and administrative expenses decreased approximately $337,000, from $408,000 to $71,000, for the years ended December 31, 2018 and 2019, respectively. This decrease was mainly due to a decrease in bad debt, marketing and insurance during the year.

Salaries, wages and related expenses decreased approximately $110,000, from $415,000 to $305,000, for the years ended December 31, 2018 and 2019, respectively. This decrease was mainly due to a decrease in officers’ salaries.

Consulting fees increased approximately $468,000 from $113,000 to $181,000 for the years ended December 31, 2018 and 2019, respectively, due to an increase in overall consulting services during 2019.

Legal and professional fees decreased approximately $62,000, from $190,000 to $128,000 for the years ended December 31, 2018 and 2019, respectively, due to a decrease in overall accounting, patent and general counsel services.

Research and development costs decreased approximately $47,000 from $75,000 to $28,000, for the years ended December 31, 2018 and 2019, respectively. This decrease was mainly due to research and development expenses related to the Company’s nutraceutical line of products.

Total loss from derivatives liabilities decreased approximately $122,000 from $425,000 to $303,000 for the years ended December 31, 2018 and 2019, respectively. This decrease was due to a derivative liability expense from certain convertible notes in 2019 compared to 2018.

Net interest expense increased approximately $109,000 from $242,000 to $351,000 for the years ended December 31, 2018 and 2019, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $8.8 million and a working capital deficit of approximately $2 million at December 31, 2019. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

As of December 31, 2019, we had approximately $26,000 in cash and cash equivalents, representing an increase in cash and cash equivalents of approximately $4,000 from December 31, 2018. Sources of cash were predominantly from the sale of equity and debt. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with liquidity into the third quarter of 2020.

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash outflows to support the growth of our business in areas such as R&D and G&A expenses. Our operating cash flows are also affected by our working capital needs to support personnel related expenditures, accounts payable and other current assets and liabilities.

During the year ended December 31, 2019, cash used in operating activities was $315,609, which was primarily the result of our net loss incurred of $1,697,322, partially offset by increases in the various accounts payable and accrued liability accounts totaling $283,093 and non-cash expenses including stock-based compensation of $468,000, loss on derivative liabilities of $352,934, and amortization of debt discount of $278,593.

During the year ended December 31, 2018, cash used in operating activities was $469,172, which was primarily the result of our net loss incurred of $1,866,912, and increases in prepaids and other current assets of $112,467 and the right-of-use asset of $47,086. This was partially offset by non-cash expenses including stock-based compensation of $623,250, loss on derivative liabilities of $388,121, and amortization of debt discount of $194,985.

Cash Flows from Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $314,741, compared to $491,540 during the year ended December 31, 2018. The decrease of approximately $177,000 in net cash provided by financing activities is mainly attributable to a decrease of $173,000 in cash received from the sale of common stock due to the Company’s declining stock price. Other cash flows provided by financing activities during the year ended December 31, 2019 included proceeds from convertible notes payable to related and third parties totaling $275,000 offset by payments on notes payable to related parties of $3,689 and payments on convertible notes payable of $33,000. Other cash flows provided by financing activities during the year ended December 31, 2018 included proceeds from convertible notes payable to third parties totaling $245,000 offset by payments on notes payable to related parties of $2,460.

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

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO has concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective.

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

Our management, including the Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013) in Internal Control-Integrated Framework. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of December 31, 2019 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2019:

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

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective ages as of December 31, 2019 are as follows:

Directors:

Name of Director	Age
Timothy G. Dixon	61
Dr. Thomas E. Ichim	43

Executive Officers:

Name of Officer	Age	Office
Timothy G. Dixon	61	President & CEO
Dr. James Veltmeyer	56	Chief Medical Officer
Dr. Feng Lin	51	Chief Scientific Officer

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

Thomas E. Ichim, Ph.D.

Dr. Ichim was appointed to the Board of Directors on January 22, 2016. Dr. Ichim also serves as Chief Executive Officer of Emvolio, Inc. Dr. Ichim is a seasoned biotechnology entrepreneur with a track record of scientific excellence. He has founded/co-founded several companies including Batu Biologics, Inc., Medvax Pharma Corp, ToleroTech, Inc, bioRASI, and OncoMune LLC. To date he has published 125 peer-reviewed articles and is co-editor of the textbooks “RNA Interference: From Bench to Clinical Translation” and “Immuno-Oncology Text Book.”

Dr. Ichim is an ad-hoc editor and sits on several editorial boards. Dr. Ichim is inventor on over 150 patents and patent applications. Dr. Ichim has extensive experience with stem cell therapy and cellular product development through FDA regulatory pathways. Dr. Ichim spent over 7 years as the President and Chief Scientific Officer of Medistem, developing and commercializing a novel stem cell, the Endometrial Regenerative Cell, through drug discovery, optimization, preclinical testing, IND filing, and up through Phase II clinical trials with the FDA. Dr. Ichim has extensive experience in product development, regulatory filings, and business development.

Dr. Ichim has a BSc in Biology from the University of Waterloo, Waterloo, Ontario, Canada, a MSc in Microbiology and Immunology a University of Western Ontario, London, Ontario, Canada and a Ph.D. in Immunology from the University of Sciences Arts and Technology, Olveston Monserrat.

James Veltmeyer, M.D., – Chief Medical Officer

Dr. Veltmeyer is a board-certified family physician in La Mesa, California. A graduate of UC San Diego and the Ross University School of Medicine, he completed his residency through the UC San Francisco system where he became Chief of Family Medicine Residency, overseeing 36 doctors.

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

Feng Lin, MD, Ph.D., – Chief Scientific Officer

Dr. Lin has a stellar track record of drug development in the area of immunology and immuno-oncology having worked with the public company Inovio Pharmaceuticals, where he developed technologies for gene delivery and therapeutic DNA vaccines against cancer and infectious diseases in both R&D and clinical settings. Subsequently, Dr. Lin served as Director of Chinese Operations for MediStem Inc, which was acquired by Intrexon in May 2014. It was the rapid clinical translation model developed by Dr. Lin at MediStem that resulted in the company’s accelerated FDA clearance to begin clinical trials, which resulted in the sale of the company.

Dr. Lin received his postdoctoral training at the Sanford-Burnham Medical Research Institute and his MD and Ph.D. at the Xiangya Medical School of Central South University, China. He has authored over 20 peer-reviewed scientific publications, including several in top journals such as Science, Cell, and Cancer Cell. He holds several patents.

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

The Board of Directors consisted of two directors: Mr. Dixon and Dr. Ichim. Because we do not have an audit committee at all, we disclose that we do not have any "audit committee financial expert" serving on an audit committee.

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

SCIENTIFIC ADVISORY BOARD

The following are members of the Company’s Scientific Advisory Board as of December 31, 2019:

Santosh Kesari, MD, Ph.D.

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

Dr. Kesari has had a long-standing interest in cancer stem cells and studies their role in the formation of brain tumors and resistance to treatment. He believes that in order to cure patients with brain tumors we first need to gain a better molecular and biological understanding of the disease. A physician/scientist, Kesari harnesses his experience in surgery, chemotherapy, immunotherapy, radiation therapy and novel devices to help develop Precision Therapeutic Strategies that will advance medicine to a new stage in the battle against brain tumors and eradicate the disease.

Francesco Marincola, MD

Dr. Francesco Marincola is currently Chief Science Officer at Refuge Biotechnologies, Menlo Park, California. Most recently, he served as a distinguished research fellow and strategist for immune oncology discovery at AbbVie, Inc Previously, he was the Inaugural Chief Research Officer of Sidra Medical and Research Centre in Doha, Qatar. He was previously a tenured Senior Investigator at the U.S. National Institutes of Health. He is past-President of the Society for the Immunotherapy of Cancer and Editor-in-Chief of the Journal of Translational Medicine.

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

Pablo Guzman, MD

Dr. Pablo Guzman is a cardiologist in Fort Lauderdale, Florida where he is on staff at Holy Cross Hospital. He received his medical degree from University of Puerto Rico School of Medicine and his Cardiology Fellowship at The Johns Hopkins Hospital where he then spent the first part of his career continuing his basic science and clinical research along with his clinical duties. His CV includes over 25 papers published in peer-reviewed journals and more than 15 abstracts.

He is a Fellow of the American College of Cardiology and practiced for more than 30 years. Dr. Guzman is well experienced in basic and clinical research, having participated in many clinical trials. He is also the acting Chief Medical Officer of Variant Pharmaceuticals, a Specialty Pharma company developing treatments for kidney diseases.

Juergen Winkler, MD

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

Nassir Azimi, MD

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

Barry Glassman, DMD

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

University of Pittsburgh: Bachelor of Science 1969, Pittsburgh, Pennsylvania University of Pittsburgh School of Dental Medicine; D.M.D. 1973, Pittsburgh Pennsylvania Post Graduate Hours in Craniomandibular Dysfunction and Sleep Disorders: Over 2500

Vijay Mahant, Ph.D.

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

David P. Hajjar, Ph.D.

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

In recent work, he has showed that the enzyme prostaglandin H2 synthase (PGHS, also known as cyclooxygenase) regulates the production of eicosanoids that modulate physiologic processes in the vessel wall, contributing to atherosclerosis and thrombosis. Dr. Hajjar demonstrated that various forms of NOx can have different modulatory effects on the activity of PGHS-1, the predominant isozyme in platelets. These and other studies revealed that the active heme center of PGHS-1 regulates peroxynitrite-induced modification and loss of enzyme reactivity, indicating that heme may play a decisive role in catalyzing these processes in PGHS-1 when exposed to nitrative stress in an inflammatory setting. Collectively, these studies show for the first time that iNOS influences PGHS expression and its activity, which can contribute to modification of an important enzyme involved in inflammation during atherosclerosis. Since iNOS-derived species are required for robust atherosclerosis-associated peroxynitrite production in peripheral organs, these studies have contributed importantly to our understanding of the complex alterations in eicosanoid metabolism that occur during the pathogenesis of heart disease where inflammation occurs.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

ITEM 11 EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation paid, with respect to years ended December 31, 2019 and 2018 for services rendered to us in all capacities, to each person who served as an executive officer of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy G. Dixon	2019	145,700 (1)	-	140,000	-	-	-	285,700
President, CEO and CFO	2018	174,000 (2)	-	106,500	-	-	-	280,500

Dr. James Veltmeyer	2019	-	-	50,000	-	-	-	50,000
Chief Medical Officer	2018	-	-	-	-	-	-	-

Feng Lin	2019	-	-	26,000	-	-	-	26,000
Chief Scientific Officer	2018	-	-	-	-	-	-	-

Gerry B. Berg, Former CFO	2019	128,800 (3)	-	75,000	-	-	-	203,800
Former Vice President,	2018	174,000 (3)	-	106,500	-	-	-	280,500
Former CFO

(1)$110,000 was accrued and unpaid as of December 31, 2019

(2)$136,000 was accrued and unpaid as of December 31, 2018

(3)$110,000 was accrued and unpaid as of December 31, 2019

(4)$136,000 was accrued and unpaid as of December 31, 2018

Outstanding Equity Awards

None

Employment Agreements

We do not have any employment agreements as of December 31, 2019.

Director Compensation

When our employees serve on our Board of Directors, we do not give them any additional compensation in respect of such Board service. Directors currently serve without compensation.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2019, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. As of December 31, 2019, a total of 1,614,627,811 shares of our common stock were outstanding.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Timothy G. Dixon (1)	191,375,671	11.85%
Gerry B. Berg	137,750,001	8.53%
Thomas E. Ichim (2)	98,500,000	6.10%
Robert F. Graham	102,500,000	6.34%
John Peck, Jr.	289,533,333	17.93%
All directors and executive officers as a group (2 persons) (1)(2)	289,875,671	17.95%

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors currently consists of two directors, one of whom is an officer of the Company. As of December 31, 2019 we disclose that we had no independent directors.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Representatives of our principal accountants, Fruci & Assoicates II, PLLC, will be available for the current year and for the most recently completed fiscal year at the stockholder’s meeting to provide the financial statements and be available for questions. At this time, we are not planning to have a stockholder’s meeting.

Audit Fees

The aggregate fees billed to us by our principal accountants, Fruci & Associates II, PLLC for auditing and accounting services for fiscal year 2019 was $58,000 (inclusive of the review of the quarterly reports on Form 10-Q) and for year 2018 was $37,000.

Audit-Related Fees, Tax Fees and All Other Fees

There were no fees billed to us by our principal accountant for fiscal year 2019 and 2018 for assurance and related services (audit-related fees), tax services or other products and services.

Audit Committee Matters

We do not have an audit committee, the executive officers and BOD perform the role of the audit committee. The executive officers and BOD review and approve the audit The audit fees were 83% and the audit related fees were 17% of the total fees and were approved by the executive officers and BOD.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)The following documents have been filed as a part of this Annual Report on Form 10-K.

1.Financial Statements

2.Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation
3.1.1	Certificate of Merger, filed February 22, 2011
3.1.2	Certificate of Amendment to Articles of Incorporation filed October 15, 2012 (incorporated herein by reference to Form 8-K, filed on October 17, 2012)
3.2	Bylaws (incorporated herein by reference to Form SB-2, filed on November 21, 2007)
3.2.1	Bylaws amendments adopted August 22, 2012, August 24, 2012 and September 26, 2012
23.1	Consent of Independent Registered Public Accounting Firm – Squar Milner LLP
31.1	Rule 13a-14(a)/Section 302 Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer and President

Date:	May 20, 2020

By:	/s/ Thomas E. Ichim
Thomas E. Ichim
Director

Date:	May 20, 2020

FRUCI & ASSOCIATES II
A Professional Limited Liability Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Therapeutic Solutions International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Therapeutic Solutions International, Inc. ("the Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Fruci & Associates II, PLLC

We have served as the Company's auditor since 2019.

Spokane, Washington
May 20, 2020

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$26,410	$22,397
Restricted cash	10,187	10,173
Accounts receivable	2,904	-
Inventory	5,180	-
Prepaid expenses and other current assets	89,379	113,521
Right-of-use asset	5,619	-
Total current assets	139,679	146,091

Other assets	171,322	60,840

Total assets	$311,001	$206,931

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$324,936	$320,812
Accounts payable-related parties	12,715	7,981
Accrued expenses and other current liabilities	505,072	717,723
Lease liability	5,619	-
Convertible notes payable, net of discount of $105,525 and $105,556, at December 31, 2019 and 2018, respectively	38,475	45,784
Notes payable-related parties, net	937,528	458,487
Derivative liabilities	521,700	466,612
Total current liabilities	2,346,045	2,017,399

Commitments and contingencies	-	-

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 3,500,000,000 shares authorized; 1,614,627,811 and 1,011,063,182 shares issued and outstanding at December 31, 2019 and 2018, respectively.	1,614,628	1,011,063
Additional paid-in capital	5,183,228	4,314,047
Accumulated deficit	(8,832,900)	(7,135,578)
Total shareholders' deficit	(2,035,044)	(1,810,468)

Total liabilities and shareholders' deficit	$311,001	$206,931

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Net sales	$27,495	$3,484
Cost of goods sold	3,015	2,157

Gross profit	24,480	1,327

Operating expenses:
General and administrative	70,537	408,364
Salaries, wages, and related costs	305,133	415,072
Stock compensation	355,000	-
Consulting fees	181,374	112,877
Legal and professional fees	127,917	189,853
Research and development	27,685	74,970
Total operating expenses	1,067,646	1,201,136

Loss from operations	(1,043,166)	(1,199,809)

Other income (expense):
Loss on derivatives liabilities	(352,934)	(388,121)
Change in fair value of derivative liabilities	49,521	(37,230)
Interest expense	(350,743)	(241,752)
Total other income (expense)	(654,156)	(667,103)

Net loss	$(1,697,322)	$(1,866,912)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	1,284,150,496	896,851,647

See accompanying notes to consolidated financial statements.

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statement of Changes in Shareholders' Deficit

For the Years Ended December 31, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
December 31, 2017	806,501,000	$806,501	$3,147,811	$(5,268,666)	$(1,314,354)

Common stock issued for services	77,500,000	77,500	545,750	-	623,250
Common stock issued upon conversion of convertible notes payable	66,062,182	66,062	432,486	-	498,548
Common stock sold	61,000,000	61,000	188,000	-	249,000
Net loss	-	-	-	(1,866,912)	(1,866,912)
December 31, 2018	1,011,063,182	1,011,063	4,314,047	(7,135,578)	(1,810,468)

Common stock issued for services	200,000,000	200,000	268,000	-	468,000
Common stock issued upon conversion of convertible notes payable	235,561,296	235,562	526,702	-	762,264
Common stock issued for a license	95,970,000	95,970	57,582	-	153,552
Common stock sold	72,033,333	72,033	4,397	-	76,430
Beneficial conversion feature on note payable	-	-	12,500	-	12,500
Net loss	-	-	-	(1,697,322)	(1,697,322)
December 31, 2019	1,614,627,811	$1,614,628	$5,183,228	$(8,832,900)	$(2,035,044)

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Cash flows from operating activities
Net loss	$(1,697,322)	$(1,866,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	113,000	303,750
Stock-based compensation to related parties	355,000	319,500
Loss on derivative liabilities	352,934	388,121
Change in fair value of derivatives liabilities	(49,521)	37,230
Amortization of debt discount	278,593	194,985
Patent amortization	6,591	-
Changes in operating assets and liabilities:
Accounts receivable	(2,904)	-
Inventory	(5,180)	1,515
Prepaid expenses and other current assets	60,621	(112,467)
Right-of-use asset	(5,619)	(47,086)
Accounts payable	4,122	(22,998)
Accounts payable - related parties	4,734	7,981
Accrued expenses and other current liabilities	268,618	327,209
Lease liability	5,619	-
Net cash used in operating activities	(310,714)	(469,172)

Cash flows from financing activities
Payments on notes payable to related party	(3,689)	(2,460)
Proceeds from convertible notes payable to related party	25,000	-
Payments on convertible notes payable	(33,000)	-
Proceeds from convertible notes payable	250,000	245,000
Proceeds from sale of common stock	76,430	249,000
Net cash provided by financing activities	314,741	491,540

Net increase (decrease) in cash, cash equivalents and restricted cash	4,027	22,368
Cash, cash equivalents and restricted cash at beginning of year	32,570	10,202
Cash, cash equivalents and restricted cash at end of year	$36,597	$32,570

Supplemental cash flow information:
Cash paid for interest	$21,581	$4,608
Cash paid for income taxes	$-	$1,600

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$-	$27,000
Debt discount recorded in connection with derivative liability	$250,000	$245,000
Common stock issued in conversion of convertible notes payable and interest	$762,264	$498,548
Beneficial conversion feature on convertible note	$12,500	$-
Common stock issued in payment of license agreement	$153,552	$-
Formalization of accrued salary into related party note	$430,715	$-
Accrued interest added to principal	$35,614	$-

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$26,410	$22,397
Restricted cash	10,187	10,173
Total cash, cash equivalents, and restricted cash shown in the
consolidated statements of cash flows:	$36,597	$32,570

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2019

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

Currently, the Company is focused on immune modulation for the treatment of several specific diseases. Immune modulation refers to the ability to upregulate (make more active) or downregulate (make less active) one’s immune system.

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

Nutraceutical Division – TSI has been producing high quality nutraceuticals. Its current flagship product, NanoStilbene™ PKE, is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion’s can improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time.

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

Management does not expect existing cash as of December 31, 2019 or as of March 31, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2019, the Company has incurred losses totaling $8.8 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2019

Note 2 – Basis of presentation and significant accounting policies

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Therapeutic Solutions International, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ASC 606 provides that sales revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company generally satisfies performance obligations upon shipment of the product or service to the customer. This is consistent with the time in which the customer obtains control of the product or service.

Wholesale policies:

Delivery. The Goods shall be deemed delivered when Buyer has accepted delivery at the above-referenced location. The shipping method shall be determined by Seller, but Buyer will not be responsible for shipping costs.

Purchase Price & Payments. Seller agrees to sell the Goods to Buyer for Fifty Percent (50%) off Sellers listed retail price (see Exhibit A). Seller will provide an invoice to Buyer at the time of delivery. All invoices must be paid, in full, within thirty (30) days. Any balances not paid within thirty (30) days will be subject to a five percent (5%) late payment penalty. In the event Buyer exceeds the aggregate of $500,000.00 worth of aforementioned products having been purchased, delivered, and paid for, Buyer will be entitled to an additional Five Percent (5%) discount up to the aggregate of $750,000.00. In the event Buyer exceeds the aggregate of $750,000.00 worth of aforementioned products having been purchased, delivered, and paid for, Buyer will be entitled to an additional Five Percent (5%) discount up to the aggregate of $1,500,000.00. All future sales after initial $1,500,000 in aggregate purchases will be sold at 60% off retail.

Inspection of Goods & Rejection. Buyer is entitled to inspect the Goods upon delivery. If the Goods are unacceptable for any reason, Buyer must reject them at the time of delivery up to five (5) business days from the date of delivery. If Buyer has not rejected the Goods within five (5) business days from the date of delivery, Buyer shall have waived any right to reject that specific delivery of Goods. In the event Buyer rejects the Goods, Buyer shall allow Seller a reasonable time to cure the deficiency. A reasonable time period shall be determined by industry standards for the particular Goods, as well as the Seller and Buyer.

Risk of Loss. Risk of loss will be on the Seller until the time when the Buyer accepts delivery. Seller shall maintain any and all necessary insurance in order to insure the Goods against loss at Seller’s own expense

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2019

Note 2 – Basis of presentation and significant accounting policies (Continued)

Retail policies of e-commerce:

Returns. We will gladly accept the return of products that are defective due to defects in manufacturing and/or workmanship. Fulfillment mistakes that may be made which result in the shipment of incorrect products to you will also be accepted for return.

Shipping. Shipping Time -- Most orders will ship the next business day, provided the product ordered is in stock. Orders are not processed or shipped on Saturday or Sunday, except by prior arrangement. We cannot guarantee when an order will arrive. Consider any shipping or transit time offered to you by this site or other parties only as an estimate. We encourage you to order in a timely fashion to avoid delays caused by shipping or product availability.

Out of Stock. We will ship your product as it becomes available. Usually, products ship by the next business day. However, there may be times when the product you have ordered is out-of-stock, which will delay fulfilling your order. We will keep you informed of any products that you have ordered that are out-of-stock and unavailable for immediate shipment. You may cancel your order at any time prior to shipping.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Inventories

Inventories are stated at lower of cost (using the first-in, first-out method, “FIFO”) or market. Inventories consist of purchased materials and assembly items.

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities.

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2019 and 2018, as disclosed in Note 5, containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $521,700 and $466,612 at December 31, 2019 and 2018, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaids, convertible notes, and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2019

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2018, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the years ended December 31, 2019 and 2018:

Balance, December 31, 2017	$107,769

Issuance of new derivative liabilities	633,122
Conversions to paid-in capital	(311,509)
Change in fair market value of derivative liabilities	37,230

Balance, December 31, 2018	466,612

Issuance of new derivative liabilities	602,934
Conversions to paid-in capital	(498,325)
Change in fair market value of derivative liabilities	(49,521)
Balance, December 31, 2019	$521,700

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

As of December 31, 2019 and 2018, a total of 181,588,903 and 226,902,346, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2019

Note 2 – Basis of presentation and significant accounting policies (Continued)

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement. During the years ended December 31, 2019 and 2018, there was no depreciation or amortization expense as all fixed assets have been fully depreciated.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the years ended December 31, 2019 and 2018 was $6,591 and $0, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $27,685 and $74,970 for the years ended December 31, 2019 and 2018, respectively.

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

Stock-Based Compensation

Compensation expense for stock issued to employees is determined as the fair value of consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measured. The Financial Accounting Standards Board (FASB) issued ASU 2018-07 to expand the scope of Topic 718 to include share-based payments issued to nonemployees. The effective date for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the effective date is fiscal years beginning after December 15, 2019. The Company adopted during the year ended December 31, 2018 for which there was no impact on the consolidated financial statements.

Leases

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 became effective for the Company in the first quarter of 2019 and was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $5,619 as of December 31, 2019.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2019

Note 2 – Basis of presentation and significant accounting policies (Continued)

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of the reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of adoption of this ASU and determined that it will have no significant impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminated certain exceptions and changed guidance on other matters. The exceptions relate to the allocation of income taxes in separate company financial statements, tax accounting for equity method investments and accounting for income taxes when the interim period year-to-date loss exceeds the anticipated full year loss. Changes relate to the accounting for franchise taxes that are income-based and non-income-based, determining if a step up in tax basis is part of a business combination or if it is a separate transaction, when enacted tax law changes should be included in the annual effective tax rate computation, and the allocation of taxes in separate company financial statements to a legal entity that is not subject to income tax. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact but does not believe there will be an impact of the adoption of this standard on its results of operations, financial position and cash flows and related disclosures.

Note 3 – Restricted cash

Included in current assets is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2020, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2019	December 31, 2018
Prepaid consulting	$88,261	$111,655
Insurance	-	848
Prepaid costs	1,118	1,018
Total	$89,379	$113,521

Note 5 – Fixed assets

Fixed assets consist of the following:

	December 31, 2019	December 31, 2018
Computer hardware	$10,747	$10,747
Office furniture and equipment	3,639	3,639
Shipping and other equipment	1,575	1,575
Total	15,961	15,961
Accumulated depreciation	(15,961)	(15,961)
Property and equipment, net	$-	$-

Depreciation expense was $0 for December 31, 2019 and 2018.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2019

Note 6 – Other assets

Other assets consist of the following:

	December 31, 2019	December 31, 2018
Prepaid consulting	$20,238	$56,717
Deposit	4,123	4,123
Licenses, net	146,961	-
Total	$171,322	$60,840

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	December 31, 2019	December 31, 2018

License	$153,552	$-
Accumulated amortization	(6,591)	-
Licenses, net	$146,961	$-

As of June 1, 2019, we entered into a license agreement, which will be amortized over the life of the Patent.  The Patent expires December 31, 2032. The Exclusive Patent License to the Jadi Cell is for use under the designated areas of CTE (Chronic Traumatic Encephalopathy), and TBI (Traumatic Brain Injury). The Jadi Cell is an cGMP grade and Research grade manufactured allogenic mesenchymal stem cells derived from US Patent No.: 9,803,176 B2. Forward looking the Company intends to file an Investigational New Drug Application (IND) for brain injured patients who have been intensively cared for and mechanically ventilated due to covid-19 illness and a second IND for CTE/TBI as well in keeping with the spirit of the licensing agreement to advance the Jadi Cell through to FDA Approval for CTE/TBI.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2019

Note 7 – Convertible notes payable

On January 3, 2018, February 27, 2018, May 1, 2018, June 5, 2018, July 2, 2018, August 6, 2018, October 3, 2018, November 15, 2018, and December 6, 2018, the Company entered into five $28,000 convertible promissory notes and four $33,000 convertible promissory notes with third parties for which the proceeds were used for operations. The Company received net proceeds of $245,000 and a $27,000 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum for which $28,000 plus accrued interest were due on October 15, 2018, November 20, 2018, February 15, 2019, April 15, 2019 and May 30, 2019 and $33,000 plus accrued interest were due March 30, 2019, July 30, 2019, August 30, 2019, and September 30, 2019. The convertible promissory notes were convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share was equal to 55% of the average of the three (3) lowest trading price of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The Company had the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120 of 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes included various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%.

On January 2, 2019, February 7, 2019, March 11, 2019, April 23, 2019, August 28, 2019, October 30, 2019 and December 13, 2019, the Company entered into two $28,000 convertible promissory notes, three $33,000 convertible promissory notes, one $78,000 convertible promissory note and one $38,000 convertible promissory note with a third party for which the proceeds were used for operations. The Company received net proceeds of $250,000 and a $21,000 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum for which $28,000 plus accrued interest are due on January 30, 2020 and October 30, 2020 and $33,000 plus accrued interest are/were due October 30, 2019, November 30, 2019 and February 28, 2020 and $78,000 plus accrued interest is due June 30, 2020 and $38,000 plus accrued interest is due June 30, 2020. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 55% of the average of the three (3) lowest trading prices of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The convertible proissory note dated February 7, 2019 was paid in full on July 26, 2019. The Company was required to reserve at December 31, 2019, a total of 872,670,108 common shares in connection with the promissory notes.

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

December 31, 2019

Note 7 – Convertible notes payable (Continued)

During the year ended December 31, 2018, five of the $28,000 convertible notes and one of the $33,000 convertible notes were converted into 63,848,737 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the year ended December 31, 2018, the Company recorded a gain of $165,563 related to the change of fair value of the derivative liability and recorded $311,509 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0033 to $0.005 the closing stock price of the Company's common stock on the date of valuation ranging from $0.0028 to $0.02720, an expected dividend yield of 0%, expected volatility ranging from 185% to 277%, risk-free interest rates ranging from 1.81% to 2.70%, and expected terms ranging from 0.07 to 0.75 years.

On December 31, 2018, the derivative liabilities on the remaining five convertible notes were revalued at $466,612 resulting in a loss of $202,793 for the year ended December 31, 2018 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.002, the closing stock price of the Company's common stock on the date of valuation of $0.0055, an expected dividend yield of 0%, expected volatility ranging from 248% to 279%, risk-free interest rate of 2.63%, and an expected term ranging from 0.29 to 0.75 years.

For the seven notes issued during the year ended December 31, 2019, the Company valued the conversion feature on the date of issuance resulting in initial liability of $602,934. Since the fair value of the derivatives were in excess of the proceeds received of $250,000, a full discount to convertible notes payable and a day one loss on derivative liabilities of $352,934 was recorded during the year ended December 31, 2019. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.001 to $0.003, the closing stock price of the Company's common stock on the date of valuation ranging from $0.002 to $0.009, an expected dividend yield of 0%, expected volatility ranging from 236% to 262%, risk-free interest rates ranging from 1.55% to 2.60%, and an expected term ranging from 0.81 to 1 years.

During the year ended December 31, 2019, three of the $28,000 convertible notes and five of the $33,000 convertible notes were converted into 235,561,296 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the year ended December 31, 2019, the Company recorded a gain of $310,347 related to the change of fair value of the derivative liability and recorded $498,324 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0004 to $0.002, the closing stock price of the Company's common stock on the date of valuation ranging from $0.001 to $0.009, an expected dividend yield of 0%, expected volatility ranging from 214% to 263%, risk-free interest rates ranging from 1.56% to 2.59%, and expected terms ranging from 0.26 to 0.38 years.

On December 31, 2019, the derivative liabilities on the remaining three convertible notes were revalued at $521,700 resulting in a loss of $260,826 for the year ended December 31, 2019 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.001, the closing stock price of the Company's common stock on the date of valuation of $0.003, an expected dividend yield of 0%, expected volatility ranging from 245% to 262%, risk-free interest rate of 1.59%, and an expected term ranging from 0.5 to 0.95 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight line method which is similar to the effective interest method. During the years ended December 31, 2019 and 2018, the Company amortized $278,593 and $194,985 to interest expense, respectively. As of December 31, 2019, discounts of $105,525 remained for which will be amortized through December 2020.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2019

Note 8 – Notes payable-related parties

Notes payable-related parties consist of:

	December 31, 2019	December 31, 2018

Note payable – Scientific Advisory Board Member, unsecured, including interest at 10% per annum, with a maturity date of December 31, 2019	18,162	$17,015

Three notes payable – Chief Executive Officer, unsecured, including interest at 8%, 10% and 10% per annum, respectively, with maturity date of December 31, 2019	37,671	138,105

One note payable – Chief Executive Officer, unsecured, no interest, paid from a % of revenues	534,700	-

Note payable – Chief Financial Officer, unsecured, including interest at 8% per annum, with a maturity date of December 31, 2019	105,600	99,200

Three notes payable – Business Advisory Board Member, unsecured, including interest at 8% and 10% per annum, convertible into common stock at $0.005 and $0.004,respectively, with maturity date of April 20, 2019	246,334	204,167
	942,467	458,487
Less debt discount	(4,939)	-
	$937,528	$458,487

Note 9 – Related party transactions

As of December 31, 2019 and 2018, the Company had accrued officers’ salary of $439,534 and $663,100, respectively. One of the officers settled with the company for a note payable that is unsecured and doesn’t accrue interest and will be paid as 0.5% of revenues. This decreased accrued officers’ salary.

On October 25, 2018, we issued 15,000,000 shares of common stock, valued at $0.0071 each to two officers and one director of the Company under a Restricted Stock Award.

On December 12, 2019, we issued 100,000,000 shares of common stock, valued at $0.0013 each to one officer and one director of the Company under a Restricted Stock Award.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2019

Note 10 – Income taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 30%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2019	December 31, 2018
Expected income tax at statutory rate	$(356,438)	$(391,884)
State tax	168	168
Permanent differences	220,501	253,768
Other	6,556	(11,756)
Change in valuation allowance	129,213	149,704
Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Net operating loss carry-forward	$1,450,896	$1,321,683
Valuation allowance	(1,450,896)	(1,321,683)
Net deferred tax asset	$-	$-

The Company has net operating losses carried forward of approximately $5.7 million and $5 million as of December 31, 2019 and 2018, respectively, available to offset taxable income in future years which expire beginning in fiscal 2032.

As of and for the years ended December 31, 2019 and 2018, management does not believe the Company has any uncertain tax positions. Accordingly, there are no recognized tax benefits at December 31, 2019 and 2018.

The Company is subject to tax in the United States and files tax returns in the U.S. Federal jurisdiction and California state jurisdiction. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities starting in 2016. The Company currently is not under examination by any tax authority.

Note 11 – Equity

Our authorized capital stock consists of an aggregate of 3,505,000,000 shares, comprised of 3,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of December 31, 2019, we have 1,614,627,811 shares of common stock and no preferred shares issued and outstanding.

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

December 31, 2019

Note 11 – Equity (Continued)

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2019

Note 11 – Equity (Continued)

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

On December 17, 2018, we issued 5,870588 shares of common stock for the partial conversion of $8,000 for convertible note dated June 5, 2018.

On January 3, 2019, we issued 15,000,000 shares of common stock, valued at $0.0071 each to two officers and one director of the Company under a Restricted Stock Award.

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

On April 24, 2019, we issued 11,490,000 shares of common stock for the partial conversion of $22,980 for convertible note dated October 3, 2018.

On May 20, 2019, we issued 6,666,667 shares of common stock for the partial conversion of $12,000 for convertible note dated November 15, 2018.

On May 24, 2019, we issued 12,766,667 shares of common stock for the partial conversion of $22,980 for convertible note dated November 15, 2018.

On June 11, 2019, we issued 21,818,182 shares of common stock for the partial conversion of $24,000 for convertible note dated December 6, 2018.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2019

Note 11 – Equity (Continued)

On June 18, 2019, we issued 95,970,000 shares of common stock, valued at $0.0016 per share, for a license.

On June 18, 2019, we issued 15,000,000 shares of common stock, valued at $0.0016 per share, to a Scientific Advisory Board member for consulting services.

On June 19, 2019, we issued 12,200,000 shares of common stock for the partial conversion of $10,980 for convertible note dated December 6, 2018.

On June 28, 2019, we issued 12,000,000 shares of common stock, valued at $0.0015 per share, for an investment in the Company’s Private Placement.

On July 8, 2019, we issued 24,590,164 shares of common stock for the partial conversion of $15,000 for convertible note dated January 2, 2019.

On July 11, 2019, we issued 32,754,098 shares of common stock for the partial conversion of $19,980 for convertible note dated January 2, 2019.

On July 23, 2019, we issued 56,033,333 shares of common stock, valued at $0.0009 per share, for an investment in the Company’s Private Placement.

On August 5, 2019, we issued 4,000,000 shares of common stock, valued at $0.002 per share, for an investment in the Company’s Private Placement.

On September 12, 2019, we issued 10,000,000 shares of common stock for the partial conversion of $12,000 for convertible note dated March 11, 2019.

On September 18, 2019, we issued 10,909,091 shares of common stock for the partial conversion of $12,000 for convertible note dated March 11, 2019.

On September 20, 2019, we issued 5,737,374 shares of common stock for the partial conversion of $5,680 for convertible note dated March 11, 2019.

On October 29, 2019, we issued 12,345,679 shares of common stock for the partial conversion of $10,000 for convertible note dated April 23, 2019.

On October 31, 2019, we issued 18,987,342 shares of common stock for the partial conversion of $15,000 for convertible note dated April 23, 2019.

On November 4, 2019, we issued 14,257,143 shares of common stock for the partial conversion of $9,980 for convertible note dated April 23, 2019.

On December 12, 2019, we issued 30,000,000 shares of common stock, valued at $0.0013 per share, for consulting services.

On December 12, 2019, we issued 100,000,000 shares of common stock, valued at $0.0013 each to one officer and one director of the Company under a Restricted Stock Award.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2019

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

During the year ended December 31, 2019 and 2018, the Company incurred rent expense of $22,494 and $21,774.

Future minimum lease payments as of December 31, 2019 are as follows:

For the year ending December 31,

2020	$7,492

Effective November 8, 2019, the Company entered into a royalty agreement with one of the officers, refer to Note 9.

Note 14 – Subsequent events

On February 3, 2020. we issued a annual convertible note in the amount of $33,000 with an annual interest rate of 12%.

On March 1, 2020, the Company entered into a fifth amendment to the lease agreement for property located in Oceanside, CA. The amendment extends the expiration date to April 30, 2023 with escalating monthly payments ranging from $2,024 to $2,153.

On March 2, 2020, we issued 8,333,333 shares of common stock for the partial conversion of $10,000 for the convertible note dated August 28, 2019.

On March 5, 2020, we filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation to effect an amendment (the “Amendment”) changing the number of authorized shares of our common stock to 3,500,000,000 (and changing the total number of authorized shares of stock to 3,505,000,000).

On March 3, 2020, our stockholders acted by way of nonunanimous majority written consent action (pursuant to a solicitation of consents commenced on February 27, 2020, and in lieu of a special meeting of stockholders) to approve the Amendment. The number of shares giving written consent (i.e., voting) in favor of such matter was 927,629,005 (57.45%); no shares were overtly “voted against” the Amendment; and 686,998,806 shares did not participate in the nonunanimous majority written consent action (42.55%).

On March 12, 2020, we issued 11,764,706 shares of common stock for the partial conversion of $10,000 for the convertible note dated August 28, 2019.

On March 26, 2020, we issued 21,818,182 shares of common stock for the partial conversion of $12,000 for the convertible note dated August 28, 2019.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2019 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.