Form 10-Q
period 2020-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2020-07-06
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

As of July 6, 2020, the Registrant had 1,947,438,492 outstanding shares of Common Stock with a par value of $0.001 per share.

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

•Our ability to protect intellectual property rights and the value of our products; The potential for product liability claims against us;

•Our dependence on third party manufacturers to manufacture our products;

•Our common stock is currently classified as a penny stock;

•Our stock price may experience future volatility;

•The illiquidity of our common stock; and

•Substantial sales of shares of our common stock.

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

COVID-19

On May 15, 2020, we filed a Current Report on Form 8-K in compliance with and in reliance upon the SEC Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules, thereunder (SEC Release No 34-88465 on March 25, 2020) (Relief Order).  By way of filing the Current Report (as amended), we, among other things, extended the time of filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (“Quarterly Report”), until no later than July 6, 2020 in reliance on the Relief Order.  The Current Report disclosed the reasons that our Quarterly Report could not be filed timely.

As required by the Relief Order, we hereby disclose that we were unable to timely file our Quarterly Report and had to avail ourselves of the Relief Order because COVID-19 caused severe disruptions in our operations and the operations of our professional advisors.  This has, in turn, delayed the Company’s ability to complete the Report.  In particular, the stay at home orders in various states impacted our employees, and the staff of our professional advisors, in assembling the financial and operational information required to be presented in the Annual Report.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

PART 1. Financial Information	PAGE

Item 1. Financial Statements (Unaudited)	5
Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	5
Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019	6
Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Period from January 1, 2020 to March 31, 2020 and January 1, 2019 to March 31, 2019	7
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019	8
Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23

PART II. Other Information

Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	27
Signatures	28

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,859	$26,410
Restricted cash	10,187	10,187
Accounts receivable	3,625	2,904
Inventory	4,488	5,180
Prepaid expenses and other current assets	61,731	89,379
Right-of-use asset	24,137	5,619
Total current assets	108,027	139,679

Other assets	213,007	171,322

Total assets	$321,034	$311,001

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$332,497	$324,936
Accounts payable-related parties	10,700	12,715
Accrued expenses and other current liabilities	529,867	505,072
Lease liability	24,137	5,619
Convertible notes payable, net of discount of $93,855 and $105,525, at March 31, 2020 and December 31, 2019, respectively	56,455	38,475
Notes payable-related parties, net	946,979	937,528
Derivative liabilities	303,097	521,700
Total current liabilities	2,203,732	2,346,045

LONG TERM LIABILITIES
Lease liability, net of current portion	55,254	-
TOTAL LIABILITIES	2,258,986	2,346,045

Commitments and contingencies	-	-

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 2,500,000,000 shares authorized; 1,656,544,032 and 1,614,627,811 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	1,656,544	1,614,628
Additional paid-in capital	5,206,268	5,183,228
Accumulated deficit	(8,800,764)	(8,832,900)
Total shareholders' deficit	(1,937,952)	(2,035,044)

Total liabilities and shareholders' deficit	$321,034	$311,001

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Net sales	$19,514	$2,464
Cost of goods sold	3,490	146

Gross profit	16,024	2,318

Operating expenses:
General and administrative	15,431	13,483
Salaries, wages, and related costs	53,170	106,406
Stock compensation	-	225,000
Consulting fees	37,219	33,385
Legal and professional fees	32,580	56,634
Total operating expenses	138,400	434,908

Loss from operations	(122,376)	(432,590)

Other income (expense):
Loss on derivatives liabilities	(20,755)	(207,927)
Change in fair value of derivative liabilities	236,402	352,871
Interest expense	(61,135)	(87,500)
Total other income (expense)	154,512	57,444

Net income (loss)	$32,136	$(375,146)

Net income (loss) per share - basic	$0.00	$(0.00)

Net income (loss) per share - diluted	$0.00	$(0.00)

Weighted average shares outstanding - basic	1,621,008,777	1,091,073,182

Weighted average shares outstanding - diluted	1,895,283,682	1,091,073,182

See accompanying notes to condensed consolidated financial statements.

Therapeutic Solutions International, Inc.

Condensed Consolidated Statements of Changes in Shareholders' Deficit

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
December 31, 2018	1,011,063,182	$1,011,063	$4,314,047	$(7,135,578)	$(1,810,468)

Common stock issued for services	55,000,000	55,000	220,000	-	275,000

Common stock issued upon conversion of convertible notes payable	35,038,889	35,039	174,981	-	210,020

Net loss	-	-	-	(375,146)	(375,146)

March 31, 2019	1,101,102,071	$1,101,102	$4,709,028	$(7,510,724)	$(1,700,594)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
December 31, 2019	1,614,627,811	$1,614,628	$5,183,228	$(8,832,900)	$(2,035,044)

Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	41,916,221	41,916	(9,916)	-	32,000

Relief of derivative liabilities	-	-	32,956	-	32,956

Net income	-	-	-	32,136	32,136

March 31, 2020	1,656,544,032	$1,656,544	$5,206,268	$(8,800,764)	$(1,937,952)

  See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Cash flows from operating activities
Net income (loss)	$32,136	$(375,146)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation to consultants	-	50,000
Stock-based compensation to related parties	-	225,000
Accrued interest, notes payable	5,310	-
Loss on derivative liabilities	20,755	207,927
Change in fair value of derivatives liabilities	(236,402)	(352,871)
Amortization of debt discount	47,769	71,732
Patent amortization	1,648	-
Changes in operating assets and liabilities:
Accounts receivable	(721)	(1,475)
Inventory	692	-
Prepaid expenses and other current assets	37,219	(16,570)
Right-of-use asset	(71,422)	(22,116)
Accounts payable	7,562	(2,367)
Accounts payable - related parties	(2,015)	-
Accrued expenses and other current liabilities	31,632	87,711
Lease liability	73,771	22,116
Net cash used in operating activities	(57,376)	(106,059)

Cash flows from financing activities
Payments on notes payable to related party	(485)	(747)
Proceeds from convertible notes payable	30,000	85,000
Net cash provided by financing activities	34,825	84,253

Net decrease in cash, cash equivalents and restricted cash	(22,551)	(21,806)
Cash, cash equivalents and restricted cash at beginning of period	36,597	32,570
Cash, cash equivalents and restricted cash at end of period	$14,046	$10,764

Supplemental cash flow information:
Cash paid for interest	$1,220	$812
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$3,000	$9,000
Debt discount recorded in connection with derivative liability	$30,000	$85,000
Common stock issued in conversion of convertible notes payable and interest	$64,956	$210,020
Accrued interest added to principal	$12,147	$-

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$3,859	$592
Restricted cash	10,187	10,172
Total cash, cash equivalents, and restricted cash shown in the
consolidated statements of cash flows:	$14,046	$10,764

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Activating one’s immune system is now an accepted method to cure certain cancers, reduce recovery time from viral or bacterial infections and to prevent illness. Additionally, inhibiting one’s immune system is vital for reducing inflammation, autoimmune disorders, and allergic reactions.

TSI is developing a range of immune-modulatory agents to target certain cancers, improve maternal and fetal health, fight periodontal disease, and for daily health.

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, NanoStilbene™ PKE, which is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion’s can improve the bioavailability of pterostilbene, but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time.

Cellular Division – TSOI recently obtained exclusive rights to a patented adult stem cell for development of therapeutics in the areas of chronic traumatic encephalopathy (CTE) and traumatic brain injury (TBI).

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

Management does not expect existing cash as of March 31, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2020, the Company has incurred losses totaling $8.8 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 21, 2020. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated balance sheet at December 31, 2019, contained in the above referenced Form 10-K.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Therapeutic Solutions International, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, the company applies the following methodology to recognize revenue:

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

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2020 and 2019 as disclosed in Note 5, containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Note 2 – Summary of Significant Accounting Policies (Continued)

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $303,097 and $521,700 at March 31, 2020 and December 31, 2019, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2020, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the three months ended March 31, 2020:

Balance- December 31, 2019	$521,700
Issuance of new derivative liabilities	50,755
Conversions to paid-in capital	(32,956)
Change in fair market value of derivative liabilities	(236,402)
Balance- March 31, 2020	$303,097

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Note 2 – Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. In periods in which a net loss is incurred, basic and diluted loss per share are the same, and additional potential common shares are excluded as their effect would be antidilutive.

Depreciation and Amortization

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Amortization is computed using the straight-line method over the term of the agreement. During the three months ended March 31, 2020 and 2019, there was no depreciation or amortization expense as all fixed assets have been fully depreciated.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the three months ended March 31, 2020 and 2019 was $1,648 and $0, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $(505) and $2,676 for the three months ended March 31, 2020 and 2019, respectively. Research and Development expenses are included in General and Administrative expenses.

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

March 31, 2020

Note 2 – Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

Compensation expense for stock issued to employees is determined as the fair value of consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measured. The Financial Accounting Standards Board (FASB) issued ASU 2018-07 to expand the scope of Topic 718 to include share-based payments issued to nonemployees.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The Company recorded a Right-of-use asset of $77,041 and a Lease Liability of $79,391 as of March 31, 2020. The lease was amended to expire on April 30, 2023.

Future minimum lease payments as of March 31, 2020 are as follows:

For the quarter ending March 31,
2021	$24,792
2022	25,572
2023	6,459

Recent Accounting Pronouncements

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes by removing certain exceptions in existing guidance and improves consistency in application by clarifying and amending existing guidance. This guidance is effective for annual periods beginning after December 15, 2020, and interim periods within those annual periods, where the transition method varies depending upon the specific amendment. Early adoption is permitted, including adoption in any interim period. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period, and all amendments must be adopted in the same period. The Company has reviewed the provisions of the new standard, but it is not expected to have a significant impact on the Company.

In January 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-01, "Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815", which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting under Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This guidance is effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company has reviewed the provisions of the new standard, but it is not expected to have a significant impact on the Company.

Note 3 – Restricted Cash

Included in cash and non-cash equivalents is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2021 and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Note 4 – Other Assets

Other assets consist of the following:

	March 31,	December 31,
	2020	2019
Prepaid consulting	$10,667	$20,238
Deposit	4,123	4,123
Licenses, net	145,313	146,961
Right to use asset	52,904	-
Total	$213,007	$171,322

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	March 31,	December 31,
	2020	2019
License	$153,552	$153,552
Accumulated amortization	(8,239)	(6,591)
Licenses, net	$145,313	$146,961

As of June 1, 2019, we entered into a license agreement, which will be amortized over the life of the Patent. The Patent expires December 31, 2032. The Exclusive Patent License to the Jadi Cell is for use under the designated areas of CTE (Chronic Traumatic Encephalopathy), and TDI (Traumatic Brain Injury). The Jadi Cell is am cGMP grade and Research grade manufactured allogenic mesenchymal stem cells derived from US Patent No.: 9,803,176 B2. Forward looking the Company intends to file an investigative New Drug Application (IND) for brain injured patients who have been intensively cared for and mechanically ventilated due to COVID-19 illness and a second IND for CTE/TBI as well in keeping with the spirit of the licensing agreement to advance the Jadi Cell through FDA Approval for CTE/TBI.

Note 5 – Notes Payable-Related Party

At March 31, 2020 and December 31, 2019, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $946,979 and $937,528, respectively. Interest accrued on these notes during the three months ended March 31, 2020 and 2019 was $6,837 and $7,936, respectively. Of these, $251,000 are convertible into common stock at prices ranging from $0.004 and $0.005.

Note 6 – Convertible Notes Payable

On February 4, 2020, the Company entered into a $33,000 convertible promissory note with a third party for which the proceeds were used for operations. The Company received net proceeds of $30,000, and a $3,000 original issuance discount was recorded. The convertible promissory note incurs interest at 12% per annum and matures on February 3, 2021. The convertible promissory note is convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 61% of the average of the three (3) lowest trading prices of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at March 31, 2020 a total of 190,935,390 common shares in connection with this promissory note.

Derivative liabilities

These convertible promissory notes are convertible into a variable number of shares of common stock for which there is not a floor to the number of common stock shares we might be required to issue. Based on the requirements of ASC 815 Derivatives and Hedging, the conversion feature represented an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results each reporting period.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Note 6 – Convertible notes payable (Continued)

For the one note issued during the three months ended March 31, 2020, the Company valued the conversion features on the date of issuance resulting in an initial liability of $50,755. Since the fair value of the derivative was in excess of the proceeds received of $30,000, a full discount to convertible notes payable and a day one loss on derivative liabilities of $20,755 was recorded during the three months ended March 31, 2020. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion price of $0.0012, the closing stock price of the Company's common stock on the date of valuation of $0.0023, an expected dividend yield of 0%, expected volatility of 239%, risk-free interest rate of 1.48%, and an expected term of one year.

At December 31, 2019, the Company had existing derivative liabilities of $521,700 related to three convertible notes totaling $144,000. During the three months ended March 31, 2020, one convertible note with an original principal value of $78,000 was partially converted into 41,916,221 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the three months ended March 31, 2020, the Company recorded $32,956 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.00055 to $0.0012, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.001 to $0.002, an expected dividend yield of 0%, expected volatility ranging from 197% to 220%, risk-free interest rates ranging from 0.13% to 0.89%, and expected terms ranging from 0.26 to 0.33 years.

On March 31, 2020, the derivative liabilities on the remaining four convertible notes were revalued at $303,097 resulting in a gain of $236,402 for the three months ended March 31, 2020 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.0005, the closing stock price of the Company's common stock on the date of valuation of $0.0014, an expected dividend yield of 0%, expected volatility ranging from 212% to 251%, risk-free interest rate of 0.17%, and an expected term ranging from 0.25 to 0.85 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the three months ended March 31, 2020 and 2019, the Company amortized $44,670 and $71,732 to interest expense, respectively. As of March 31, 2020, discounts of $93,855 remained for which will be amortized through February 3, 2021.

Note 7 – Equity

Our authorized capital stock consists of an aggregate of 3,505,000,000 shares, comprised of 2,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of March 31, 2020, we have 1,656,544,032 shares of common stock and no preferred shares issued and outstanding. On March 12, 2020, we issued 11,764,706 shares of common stock for the partial conversion of $10,000 for convertible note dated August 28, 2019. On March 26, 2020, we issued 21,818,182 shares of common stock for the partial conversion of $12,000 for convertible note dated August 28, 2019. There shares were issued at below par which decreased Additional Paid-in Capital.

On March 2, 2020 we issued 8,333,333 shares of common stock for the partial conversion of $10,000 for a convertible note dated August 28, 2019.

On March 12, 2020 we issued 11,764,706 shares of common stock for the partial conversion of $10,000 for convertible note dated August 28, 2019.

On March 26, 2020 we issued 21,818,182 shares of common stock for the partial conversion of $12,000 for convertible note dated August 28, 2019.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Note 8– Subsequent Events

On May 29, 2020, we issued 10,000,000 shares of common stock for the partial conversion of $12,000 for convertible note dated August 28, 2019.

On June 2, 2020, we issued 12,500,000 shares of common stock for the partial conversion of $15,000 for convertible note dated August 28, 2019.

On June 3, 2020, we issued 19,733,333 shares of common stock for the partial conversion of $23,680 for convertible note dated August 28, 2019.

On June 4, 2020, we issued 24,733,333 shares of common stock for the complete conversion of $29,680 for convertible note dated October 30, 2019.

On June 4, 2020, we issued 5,000,000 shares of common stock, valued at $0.0021 per share, for consulting services.

On June 4, 2020 we issued 70,000,000 shares of common stock, valued at .0021 each to three officers and one director of the Company under a Restricted Stock Award.

On June 8, 2020, we issued 10,000,000 shares of common stock, valued at $0.01 per share, for consulting services.

On June 9, 2020, the Company settled an accrual of wages with Timothy G. Dixon with a convertible note payable of $60,000 with interest at 5% per annum.

On June 9, 2020, we issued 18,292,818 shares of common stock for the complete conversion of $60,000 for convertible note dated June 9, 2020.

On June 11, 2020 we issued 40,000,000 shares of common stock, valued at .0046 each to three officers and one director of the Company under a Restricted Stock Award.

On June 15, 2020 we issued 3,000,000 shares of common stock, valued at .0017 each to one officer and one director of the Company under a Restricted Stock Award.

On June 15, 2020, we issued 10,000,000 shares of common stock, valued at $0.0023 per share, to the medical officer for consulting services.

On June 16, 2020, we issued 33,566,667 shares of common stock for the complete conversion of $40,280 for convertible note dated December 12, 2019.

On June 22, 2020, we issued 13,634,482 shares of common stock, valued at $0.005 per share, for an investment in the Company’s Private Placement.

On June 22, 2020, we issued 8,000,000 shares of common stock, valued at $0.0029 per share, for a donation in Triton Funds LP pursuant to the Donation Agreement (“DA”) and Registration Rights Agreement (“RRA”) dated January 24, 2020.

On June 25, 2020, we issued 10,000,000 shares of common stock, valued at $0.0083 per share, to the medical officer for consulting services.

On June 29, 2020, we issued 344,827 shares of common stock, valued at $0.0029 per share, for an investment in the Company’s Private Placement.

On June 29, 2020, we issued 2,200,000 shares of common stock, valued at $0.005 per share, for an investment in the Company’s Private Placement.

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2020 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“statutory safe harbors”) shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the risk factors discussed therein.

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

TSOI is developing a range of immune-modulatory agents to target certain cancers, fight disease, and for daily health.

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, NanoStilbene™ PKE, is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion’s improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time.

Cellular Division – TSOI recently obtained exclusive rights to a patented adult stem cell for development of therapeutics in the area of chronic traumatic encephalopathy (CTE) and traumatic brain injury (TBI).

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

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSOI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of March 31, 2020, and June 30, 2020, formal operations have not commenced.

Nutraceutical Division (TSOI)

ProJuvenol® is a patented, (US No.: 9,682,047) and powerful synergistic blend of complex anti-aging ingredients in capsules.

NanoStilbeneÔ is an easily absorbed nanoemulsion of nanoparticle pterostilbene derived from the ‘047 patent.

DermalStilbene is a topical form of pterostilbene delivered via spray application onto skin, derived from the ‘047 patent.

IsoStilbene an injectable formulation of pterostilbene is available by prescription only, derived from the ‘047 patent.

NeuroStilbeneÔ is an intranasal form of pterostilbene delivered via spray application inside the nostril, derived from the ‘047 patent.

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

NLRP3 Trifecta is a two-product combo and consists of one bottle of NanoPSA and one bottle of GTE-50 green tea extract.

QuadraMuneÔ is a synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquinone.

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

In addition, on April 28, 2016, the Company filed a patent application covering the use of ProJuvenol© and its active ingredient pterostilbene for augmentation of stem cell activity. Diseases such as diabetes, cardiovascular disease, and neurodegenerative diseases are characterized by deficient stem cell activity. The patent covers the stimulation of stem cells that already exist in the patient’s body, as well as stem cells that are administered therapeutically. Studies have shown that patients who have higher levels of endogenous stem cell activity have reduced cardiovascular disease risk and undergo accelerated neurological recovery after stroke as compared to patients with lower numbers of such stem cells.

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

On November 4, 2019, the Company filed a patent application titled “Cellular, Organ, and Whole-Body Rejuvenation Utilizing Cord Blood Plasma and Pterostilbene” suggesting that pterostilbene, the active ingredient in commercially available NanoStilbene™, augments the ability of cord blood plasma to suppress biological properties associated with aging.

On May 4, 2020, the Company filed a patent application titled “Nutraceuticals for the Prevention, Inhibition and Treatment of SARS-Cov-2 and Associated COVID-19” developed to address issues of susceptibility, inflammation, and viral immunity, for COVID-19 patients.

On May 11, 2020, the Company filed a patent application titled “Treatment of COVID-19 Lung Injury Using Umbilical Cord Plasma Based Compositions” covers new data in which combinations of pterostilbene and other compounds with cord blood are shown to be capable of suppressing lung inflammation associated with COVID-19 in an animal model.

Key Flagship Products:

QuadraMune™ Boosts “Good” Immunity
while Suppressing “Bad” Immunity

Protection from a virus is mediated by stimulation of the first layer of defense “innate” immunity: interferon-alpha production. NK cell activity Additional production from the virus by enhancement of Th1 cells, which are part of the adaptive immune system and cause immunological memory Suppression of excessive inflammation by inhibition of NLRP3 and chemicals that are toxic to the lung.

ProJuvenol® contains 200mg of >99% pure Pterostilbene in each daily dose is powerful synergistic blend of complex anti-aging ingredients inspired by nature to help promote cellular rejuvenation and healthy functionality for everyday living. Based upon pterostilbene, one of nature's unique and intelligent antioxidants/anti-inflammatories. ProJuvenol® includes a scientifically valid blend of interactive ingredients with anti-aging and cellular protective properties to help support optimal health and provide the benefits of mental alertness and physical well-being.

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

On May 15, 2018 TSOI announced Institutional Review Board (IRB) clearance to initiate a pilot pharmacokinetic trial of “NanoStilbene.” Then on July 02, 2018 the Company announced receiving pilot clinical data providing proof of concept that NanoStilbene more effectively increases blood levels of the molecule as compared to conventional formulations. The clinical trial involved the administration of NanoStilbene in comparison to powder in capsule form pterostilbene with healthy volunteers, whom underwent a series of blood draws to determine the concentration of the compound.

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

Dental

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSOI) consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of December 31, 2018, and May 21, 2020, formal operations have not commenced.

Immune-Oncology – Right To Try

In May of 2018 President Donald J. Trump signed into the law, the Right To Try bill. In 2015/2016 TSOI began and completed a 10-patient clinical trial of advanced cancer patients in Mexico at the Pan Am Cancer Treatment Center located in Tijuana Mexico using our dendritic cell vaccine code named StemVacs. TSOI has since generated GCP documentation for the previously treated 10 patients into a Phase I trial, which will be presented to the FDA by TSOI as part of an Ex-US trial compliant with 21 CFR 312.120 Foreign clinical studies not conducted under an IND. This is a required step to conform to the new Right To Try law.

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

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, NanoStilbene™ PKE, is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion’s improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time.

Cellular Division – TSOI recently obtained exclusive rights to a patented adult stem cell for development of therapeutics in the area of chronic traumatic encephalopathy (CTE) and traumatic brain injury (TBI).

The stem cell licensed, termed “JadiCell” is unique in that it possesses features of mesenchymal stem cells, however, outperforms these cells in terms of a) enhanced growth factor production; b) augmented ability to secrete exosomes; and c) superior angiogenic and neurogenic ability.

For the three months ended March 31, 2020 and 2019

We had net income of $32,136 for the three months ended March 31, 2020, compared to a net loss of $375,146 for the three months ended March 31, 2019, an increase of $407,282. This decrease was mainly due to decreases in interest expenses and gains on changes in derivative liabilities.

Net sales increased $17,050, from $2,464 to $19,514, for the three months ended March 31, 2019 and March 31, 2020, respectively.

Cost of goods sold increased $3,344, from $146 to $3,490, for the three months ended March 31, 2019 and March 31, 2020, respectively. These increases were mainly a result of the increases in net sales for products in 2020 and 2019.

Operating expenses for the three-month periods ended March 31, 2020 and 2019 were $138,400 and $434,908, a decrease of $296,508. This decrease was mainly due to a significant decrease in stock-based compensation as well as decreases in salaries, wages and related expenses, and legal and professional fees.

General and administrative expenses increased $1,948, from $13,483 to $15,431 for the three months ended March 31, 2019 and 2020, respectively.

Salaries, wages, and related expenses decreased $53,236, from $106,406 to $53,170 for the three months ended March 31, 2019 and 2020, respectively. This decrease was mainly due to a decrease in wage related expenses for the three months ended March 31, 2020.

Stock compensation decreased from $225,000 to $0, for the three months ended March 31, 2019 and 2020, respectively. This was mainly due an issuance to Restricted Stock Awards to two officers and one director for the three months ended March 31, 2019. There were no such issuances during the three months ended March 31, 2020.

Consulting fees increased $3,834 from $33,385 to $37,219 for the three months ended March 31, 2019 and 2020, respectively, due to an increase in overall consulting services.

Legal and professional fees decreased $24,054, from $56,634 to $32,580 for the three months ended March 31, 2019 and 2020, respectively, due to a decrease in independent public accounting fees and legal expense.

Loss on derivatives liability decreased approximately $187,172, from $207,927 to $20,755, for the three months ended March 31, 2019 and 2020, respectively. This decrease was mainly due to a reduction in the amount of new convertible notes being issued during the current period.

Change in fair derivatives liabilities gains decreased approximately $116,469 from $352,871 to $236,402 for the three months ended March 31, 2019 and 2020, respectively. This decrease was largely due to a reduction in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense decreased $26,365 from $87,500 to $61,135 for the three months ended March 31, 2019 and 2020, respectively. This decrease was mainly due to decreased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $8.8 million and a working capital deficit of approximately $2 million at March 31, 2020. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2020 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of March 31, 2020, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of March 31, 2020.

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

Item 1A. Risk Factors

No material changes to risk factors have occurred as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on May 21, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2020 we issued 8,333,333 shares of common stock for the partial conversion of $10,000 for a convertible note dated August 28, 2019.

On March 12, 2020 we issued 11,764,706 shares of common stock for the partial conversion of $10,000 for convertible note dated August 28, 2019.

On March 26, 2020 we issued 21,818,182 shares of common stock for the partial conversion of $12,000 for convertible note dated August 28, 2019.

On June 4, 2020, we issued 24,733,333 shares of common stock for the complete conversion of $29,680 for convertible note dated October 30, 2019.

On June 4, 2020, we issued 5,000,000 shares of common stock, valued at $0.0021 per share, for consulting services.

On June 4, 2020 we issued 70,000,000 shares of common stock, valued at .0021 each to three officers and one director of the Company under a Restricted Stock Award.

On June 8, 2020, we issued 10,000,000 shares of common stock, valued at $0.01 per share, for consulting services.

On June 9, 2020, we issued 18,292,818 shares of common stock for the complete conversion of $60,000 for convertible note dated June 9, 2020.

On June 11, 2020 we issued 40,000,000 shares of common stock, valued at .0046 each to three officers and one director of the Company under a Restricted Stock Award.

On June 15, 2020 we issued 3,000,000 shares of common stock, valued at .0017 each to one officer and one director of the Company under a Restricted Stock Award.

On June 15, 2020, we issued 10,000,000 shares of common stock, valued at $0.0023 per share, to the medical officer for consulting services.

On June 16, 2020, we issued 33,566,667 shares of common stock for the complete conversion of $40,280 for convertible note dated December 12, 2019.

On June 22, 2020, we issued 13,634,482 shares of common stock, valued at $0.005 per share, for an investment in the Company’s Private Placement.

On June 22, 2020, we issued 8,000,000 shares of common stock, valued at $0.0029 per share, for a donation in Triton Funds LP pursuant to the Donation Agreement (“DA”) and Registration Rights Agreement (“RRA”) dated January 24, 2020.

On June 25, 2020, we issued 10,000,000 shares of common stock, valued at $0.0083 per share, to the medical officer for consulting services.

On June 29, 2020, we issued 344,827 shares of common stock, valued at $0.0029 per share, for an investment in the Company’s Private Placement.

On June 29, 2020, we issued 2,200,000 shares of common stock, valued at $0.005 per share, for an investment in the Company’s Private Placement.

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

Date: July 6, 2020

By: /s/ Timothy G. Dixon

Timothy G. Dixon

President and Chief Executive Officer

(Principal Executive Officer)