Form 10-Q/A
period 2020-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2020-07-09
CIK 1419051

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Therapeutic Solutions International, Inc. for the quarterly period ended March 31, 2020, filed with the Securities and Exchange Commission on July 6, 2020, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: July 9, 2020	By: /s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer (Principal Executive Officer)