Form 10-Q
period 2020-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2020-08-19
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

As of August 19, 2020, the Registrant had 1,987,355,997 outstanding shares of Common Stock with a par value of $0.001 per share.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

PART 1. Financial Information	PAGE
Item 1. Financial Statements (Unaudited)	4
Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	4
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019	5
Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Period from January 1, 2020 to June 30, 2020 and January 1, 2019 to June 30, 2019	6
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019	7
Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23

PART II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
Signatures	27

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

 (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$31,741	$26,410
Restricted cash	10,202	10,187
Accounts receivable	4,233	2,904
Inventory	3,838	5,180
Prepaid expenses and other current assets	74,325	89,379
Right-of-use asset	65,384	5,619
Total current assets	189,723	139,679

Property and equipment, net	5,383	-
Other assets	151,580	171,322

Total assets	$346,686	$311,001

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$329,400	$324,936
Accounts payable-related parties	7,222	12,715
Accrued expenses and other current liabilities	512,624	505,072
Lease liability	20,240	5,619
Convertible notes payable, net of discount of $82,800 and $105,525, at June 30, 2020 and December 31, 2019, respectively	21,200	38,475
Notes payable-related parties, net	954,611	937,528
Derivative liabilities	187,968	521,700
Total current liabilities	2,033,265	2,346,045

LONG TERM LIABILITIES
Notes payable, net of current portion	7,145	-
Lease liability, net of current portion	45,144	-
TOTAL LIABILITIES	2,085,554	2,346,045

Commitments and contingencies	-	-

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 2,500,000,000 shares authorized; 1,947,438,492 and 1,614,627,811 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	1,947,439	1,614,628
Additional paid-in capital	6,003,461	5,183,228
Accumulated deficit	(9,689,768)	(8,832,900)
Total shareholders' deficit	(1,738,868)	(2,035,044)

Total liabilities and shareholders' deficit	$346,686	$311,001

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Net sales	$14,021	$8,931	$33,535	$11,395
Cost of goods sold	2,463	1,036	5,953	1,182

Gross profit	11,558	7,895	27,582	10,213

Operating expenses:
General and administrative	18,722	20,138	34,203	33,621
Salaries, wages, and related costs	55,243	98,982	108,413	205,388
Officer’s director’s compensation	151,500	-	151,500	225,000
Consulting fees	34,041	50,966	71,260	84,351
Legal and professional fees	94,428	25,809	127,008	82,443
Research and development	329,772	6,232	329,772	6,232
Total operating expenses	683,756	202,127	822,156	637,035

Loss from operations	(672,198)	(194,232)	(794,574)	(626,822)

Other income (expense):
Loss on derivatives liabilities	(82,493)	(19,133)	(103,248)	(227,060)
Change in fair value of derivative liabilities	(18,126)	88,020	218,276	440,891
Interest expense	(94,987)	(102,675)	(156,122)	(190,175)
Other income	(21,200)	-	(21,200)	-
Total other income (expense)	(216,806)	(33,788)	(62,294)	23,656

Net loss	$(889,004)	$(228,020)	$(856,868)	$(603,166)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	1,723,008,195	1,144,167,799	1,672,290,253	1,117,620,490

See accompanying notes to condensed consolidated financial statements.

Therapeutic Solutions International, Inc.

Condensed Consolidated Statements of Changes in Shareholders' Deficit

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2018	1,011,063,182	$1,011,063	$4,314,047	$(7,135,578)	$(1,810,468)
Common stock issued for services	70,000,000	70,000	229,000	-	299,000
Common stock issued upon conversion of convertible notes payable	105,980,405	105,980	340,606	-	446,586
Common stock issued for a license	95,970,000	95,970	57,582	-	153,552
Common stock issued	12,000,000	12,000	6,000	-	18,000
Beneficial conversion feature on note payable	-	-	12,500	-	12,500
Net loss	-	-	-	(603,166)	(603,166)

June 30, 2019	1,295,013,587	$1,295,013	$4,959,735	$(7,738,744)	$(1,483,996)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
March 31, 2019	1,101,102,071	$1,101,102	$4,709,028	$(7,510,724)	$(1,700,594)
Common stock issued for services	15,000,000	15,000	9,000	-	24,000
Common stock issued upon conversion of convertible notes payable	70,941,516	70,941	165,625	-	236,566
Common stock issued for a license	95,970,000	95,970	57,582	-	153,552
Common stock issued	12,000,000	12,000	6,000	-	18,000
Beneficial conversion feature on note payable	-	-	12,500	-	12,500
Net loss	-	-	-	(228,020)	(228,020)

June 30, 2019	1,295,013,587	$1,295,013	$4,959,735	$(7,738,744)	$(1,483,996)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2019	1,614,627,811	$1,614,628	$5,183,228	$(8,832,900)	$(2,035,044)
Common stock issued for services	156,000,000	156,000	413,700	-	569,700
Common stock issued for salaries	18,181,818	18,182	41,818	-	60,000
Common stock issued for cash	16,179,309	16,179	40,821	-	57,000
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	142,449,554	142,450	10,190	-	152,640
Relief of derivative liabilities	-	-	313,704	-	313,704
Net loss	-	-	-	(856,868)	(856,868)

June 30, 2020	1,947,438,492	$1,947,439	$6,003,461	$(9,689,768)	$(1,760,686)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
March 31, 2020	1,656,544,032	$1,656,544	$5,206,268	$(8,800,764)	$(1,937,952)
Common stock issued for services	156,000,000	156,000	413,700	-	569,700
Common stock issued for salaries	18,181,818	18,182	41,818	-	60,000
Common stock issued for cash	16,179,309	16,179	40,821	-	57,000
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	100,533,333	100,534	20,106	-	120,640
Relief of derivative liabilities	-	-	280,748	-	280,748
Net loss	-	-	-	(889,004)	(889,004)

June 30, 2020	1,947,438,492	$1,947,439	$6,003,461	$(9,689,768)	$(1,760,686)

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Cash flows from operating activities
Net income (loss)	$(856,868)	$(603,166)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation to consultants	100,200	74,000
Stock-based compensation to related parties	529,500	225,000
Loss on derivative liabilities	103,248	227,060
Change in fair value of derivatives liabilities	(218,276)	(440,891)
Amortization of debt discount	131,663	157,902
Patent amortization	3,296	-
Depreciation	65	-
Changes in operating assets and liabilities:
Accounts receivable	(1,329)	(1,475)
Inventory	1,342	-
Prepaid expenses and other current assets	31,500	1,100
Right-of-use asset	(59,765)	(22,116)
Accounts payable	4,665	1,658
Accounts payable - related parties	(5,493)	-
Accrued expenses and other current liabilities	22,199	186,504
Lease liability	59,764	22,116
Net cash used in operating activities	(154,489)	(172,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,448)	-
Net cash used in investing activities	(5,448)	-

Cash flows from financing activities
Payments on notes payable to related party	(1,196)	(1,505)
Proceeds from notes payable to related party	-	25,000
Proceeds from convertible notes payable	95,000	115,000
Proceeds from notes payable	14,479	-
Proceeds from sale of common stock	57,000	18,000
Net cash provided by financing activities	165,283	156,495

Net decrease in cash, cash equivalents and restricted cash	5,346	(15,813)
Cash, cash equivalents and restricted cash at beginning of period	36,597	32,570
Cash, cash equivalents and restricted cash at end of period	$41,943	$16,757

Supplemental cash flow information:
Cash paid for interest	$1,250	$1,980
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$9,000	$12,000
Debt discount recorded in connection with derivative liability	$95,000	$115,000
Common stock issued in conversion of convertible notes payable and interest	$466,344	$446,586
Beneficial conversion feature on convertible note	$-	$12,500
Common stock issued in payment of license agreement	$-	$153,552
Formalization of accrued salary into related party note	$-	$-
Accrued interest added to principal	$13,341	$-

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$31,741	$6,585
Restricted cash	10,202	10,172
Total cash, cash equivalents, and restricted cash shown in the
consolidated statements of cash flows:	$41,943	$16,757

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

TSI is developing a range of immune-modulatory agents to target certain cancers and diseases, and for daily health.

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Our most recent product, QuadraMune™, is a blend of four powerful anti-inflammatory, antioxidant, compounds. Those four ingredients are pterostilbene, epigallocatechingallate, sulforaphane, and thymoquinone.

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

The Company announced recently submission of a publication providing preclinical data which supports repositioning of its Cancer Immunotherapy StemVacs™ as a candidate for treatment of COVID-19. StemVacs™ is based on activating universal donor immune system cells called dendritic cells in a manner so that upon injection they reprogram the body’s “Natural Killer” cells.

Natural killer cells are the most potent cell type in the body in terms of killing viruses. Unfortunately, natural killer cells also produce chemicals called cytokines which at high concentrations can be lethal. The current data suggests that StemVacs™ can activate natural killer cells while at the same time suppressing lung inflammation. This dual mechanism of action makes StemVacs™ a promising candidate for treatment of coronavirus.

Management does not expect existing cash as of June 30, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2020, the Company has incurred losses totaling $9.7 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 21, 2020. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated balance sheet at December 31, 2019, contained in the above referenced Form 10-K.

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

June 30, 2020

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $187,968 and $521,700 at June 30, 2020 and December 31, 2019, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2020, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the six months ended June 30, 2020:

Balance- December 31, 2019	$521,700
Issuance of new derivative liabilities	198,248
Conversions to paid-in capital	(313,704)
Change in fair market value of derivative liabilities	(218,276)
Balance- June 30, 2020	$187,968

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

June 30, 2020

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

For the periods ended June 30, 2020 and 2019, a total of 47,358,833 and 876,393,993, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive due to the net loss during the period.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is calculated using the straight-line method over the term of the agreement. Depreciation expense for the six months ended June 30, 2020 and 2019 was $65 and $0, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the six months ended June 30, 2020 and 2019 was $3,296 and $0, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $329,772 and $6,232 for the six months ended June 30, 2020 and 2019, respectively.

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

June 30, 2020

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The Company recorded a Right-of-use asset of $65,384 and a Lease Liability of $65,384 as of June 30, 2020.

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

Note 3 - Restricted Cash

Included in cash and non-cash equivalents is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2021 and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Property and Equipment

Fixed assets consisted of the following:

	June 30, 2020	December 31, 2019
Computer hardware	$10,747	$10,747
Office furniture and equipment	9,087	3,639
Shipping and other equipment	1,575	1,575
Total	21,409	15,961
Accumulated depreciation	(16,026)	(15,961)
Property and equipment, net	$5,383	$-

Depreciation expense for the six months ended June 30, 2020 and 2019 was $65 and $0, respectively.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Note 5 – Other Assets

Other assets consist of the following:

	June 30, 2020	December 31, 2019
Prepaid consulting	$3,792	$20,238
Deposit	4,123	4,123
Licenses, net	143,665	146,961
Total	$151,580	$171,322

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount consists of the following:

	June 30, 2020	December 31, 2019
License	$153.552	$153,552
Accumulated amortization	(9,887)	(6,591)
Licenses, net	$143,665	$146,961

Note 6 - Notes Payable-Related Party

At June 30, 2020 and December 31, 2019, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $954,611 and $937,528, respectively. Interest accrued on these notes during the six months ended June 30, 2020 and 2019 was $13,341 and $7,936, respectively. Of these, $251,000 are convertible into common stock at prices ranging from $0.004 and $0.005.

Note 7 – Convertible Notes Payable

On February 4, 2020, April 27, 2020, and June 5, 2020, the Company entered into one $33,000, one $28,000, and one $43,000 convertible promissory notes with a third party for which the proceeds were used for operations. The Company received net proceeds of $95,000, and a $9,000 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum and mature on dates ranging from February 3, 2021 to June 5, 2021. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 61% of the average of the three (3) lowest trading prices of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at June 30, 2020 a total of 600,463,381 common shares in connection with these promissory notes.

Derivative liabilities

These convertible promissory notes are convertible into a variable number of shares of common stock for which there is not a floor to the number of common stock shares we might be required to issue. Based on the requirements of ASC 815 Derivatives and Hedging, the conversion feature represented an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results each reporting period. The company uses the Black-Scholes option pricing model for the valuation of its derivative liabilities as further discussed below. There are no material differences between using the Black-Scholes option pricing model for these estimates as compared to the Binomial Lattice model.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Note 7 – Convertible Notes Payable (Continued)

For the three notes issued during the six months ended June 30, 2020, the Company valued the conversion features on the date of issuance resulting in initial liabilities totaling $198,248. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $103,248 was recorded during the six months ended June 30, 2020. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0008 to $0.0012, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.0023 to $0.0033, an expected dividend yield of 0%, expected volatilities ranging from 239%-255%, risk-free interest rate ranging from 0.17% to 1.48%, and an expected term of one year.

At December 31, 2019, the Company had existing derivative liabilities of $521,700 related to three convertible notes totaling $144,000. During the six months ended June 30, 2020, these convertible notes plus their accrued interest were fully converted into 142,449,554 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the six months ended June 30, 2020, the Company recorded $313,704 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.00055 to $0.0012, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.001 to $0.010, an expected dividend yield of 0%, expected volatility ranging from 197% to 305%, risk-free interest rates ranging from 0.13% to 0.89%, and expected terms ranging from 0.07 to 0.49 years.

On June 30, 2020, the derivative liabilities on the remaining three convertible notes were revalued at $187,968 resulting in a gain of $218,276 for the six months ended June 30, 2020 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.0076, the closing stock price of the Company's common stock on the date of valuation of $0.0022, an expected dividend yield of 0%, expected volatility ranging from 256% to 300%, risk-free interest rate of 0.16%, and an expected term ranging from 0.60 to 0.93 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the six months ended June 30, 2020 and 2019, the Company amortized $126,724 and $157,902 to interest expense, respectively. As of June 30, 2020, discounts of $82,500 remained for which will be amortized through June 4, 2021.

Note 8 – Equity

Our authorized capital stock consists of an aggregate of 2,505,000,000 shares, comprised of 2,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of June 30, 2020, we have 1,947,438,492 shares of common stock and no preferred shares issued and outstanding.

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

June 30, 2020

Note 8 – Equity (Continued)

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

On June 4, 2020, we issued 5,000,000 shares of common stock, valued at $0.0023 per share, for consulting services.

On June 4, 2020 we issued 70,000,000 shares of common stock, valued at $0.023 each to three officers and one director of the Company under a Restricted Stock Award.

On June 8, 2020, we issued 10,000,000 shares of common stock, valued at $0.0033 per share, for consulting services.

On June 9, 2020, the Company settled an accrual of wages with Timothy G. Dixon with a convertible note payable of $60,000 with interest at 5% per annum. On June 9, 2020, we issued 18,181,818 shares of common stock for the complete conversion of $60,000 for convertible note dated June 9, 2020.

On June 11, 2020 we issued 40,000,000 shares of common stock, valued at $0.0046 each to three officers and one director of the Company under a Restricted Stock Award.

On June 15, 2020 we issued 3,000,000 shares of common stock, valued at $0.0017 each to one officer and one director of the Company under a Restricted Stock Award.

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

On June 22, 2020, we issued 8,000,000 shares of common stock, valued at $0.0029 per share, for financing fees dated January 24, 2020.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Note 9– Subsequent Events

On July 7, 2020, we issued 2,000,000 shares of common stock, valued at $0.0035 per share, for an investment in the Company’s Private Placement.

On July 14, 2020, we issued 4,000,000 shares of common stock, valued at $0.005 per share, for an investment in the Company’s Private Placement.

On July 17, 2020 we issued 7,500,000 shares of common stock, valued at $0.0064 each to two officers, and one director of the Company under a Restricted Stock Award.

On July 17, 2020, we issued 2,000,000 shares of common stock, valued at $0.0064 per share, for consulting services.

On July 23, 2020, we issued 3,448,275 shares of common stock, valued at $0.0029 per share, for an investment in the Company’s Private Placement.

On July 31, 2020 we issued 12,000,000 shares of common stock, valued at .0077 each to three officers, and one director of the Company under a Restricted Stock Award.

On August 4, 2020, we issued 8,969,230 shares of common stock for the complete conversion of $34,980 for convertible note dated February 4, 2020.

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2020 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Note 10 – Commitments and Contingencies

Effective May 1, 2017, the Company entered into a fourth amendment to a Lease Agreement for property located in Oceanside, CA. On March 1, 2020, the Company entered into a fifth amendment to the lease agreement for property located in Oceanside, CA. The amendment extends the expiration date to April 20, 2023 with escalating monthly payments ranging from $2,024 to $2,153. The lease consists of approximately 1,700 square feet. Total rent expense for the six months.

Future minimum lease payments as of June 30, 2020 are as follows:

For the quarter ending June 30,

2021	$18,871
2022	25,572
2023	6,459

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

TSI is developing a range of immune-modulatory agents to target certain cancers and diseases, and for daily health.

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Our most recent product, QuadraMune™, is a blend of four powerful anti-inflammatory, antioxidant, compounds. Those four ingredients are pterostilbene, epigallocatechingallate, sulforaphane, and thymoquinone.

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

The Company announced recently submission of a publication providing preclinical data which supports repositioning of its Cancer Immunotherapy StemVacs™ as a candidate for treatment of COVID-19. StemVacs™ is based on activating universal donor immune system cells called dendritic cells in a manner so that upon injection they reprogram the body’s “Natural Killer” cells.

Natural killer cells are the most potent cell type in the body in terms of killing viruses. Unfortunately, natural killer cells also produce chemicals called cytokines which at high concentrations can be lethal. The current data suggests that StemVacs™ can activate natural killer cells while at the same time suppressing lung inflammation. This dual mechanism of action makes StemVacs™ a promising candidate for treatment of coronavirus.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSOI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of June 30, 2020, formal operations have not commenced.

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

On June 11, 2020, the Company filed a patent application titled “Nutraceuticals for Reducing Myeloid Suppressor Cells” showing QuadraMune™ reduces the number and activity of immune inhibitory cells termed “myeloid suppressor cells.”

On June 15, 2020, the Company filed a patent application titled “Nutraceuticals for Suppressing Indolamine 2,3 Deoxygenase” from new data showing QuadraMune™ significantly inhibited inflammation associated with memory impairment, as well as reduced levels of kynurenine. Elevation of kynurenine is associated with activation of indolamine 2,3 deoxygenase, an enzyme associated with inflammation and depression.

On June 22, 2020, the Company filed a patent application titled “Treatment of SARS-CoV-2 with Dendritic Cells for Innate and/or Adaptive Immunity” with new data showing its clinical-stage cancer immunotherapeutic product StemVacs™ appears to reduce innate immune induced inflammation in lungs while stimulating immune cells known to possess antiviral properties. StemVacs™ is a cell-based drug comprised of dendritic cells activated in a proprietary manner which when administered stimulates a type of immune system cell termed “natural killer” or NK cells. Numerous studies have shown that NK cells are involved in protecting the body from cancer and from viruses. The FDA has allowed for clinical trials of COVID-19 patients using an NK cell-based drug termed CYNK-001.

On June 30, 2020, the Company filed a patent application titled “Augmentation of Natural Killer Cell Activity and Induction of Cytotoxic Immunity Using Leukocyte Lysate Activated Allogeneic Dendritic Cells: StemVacs™” which describes the process of preparing allogeneic dendritic cells utilizing a leukocyte lysate based approach. These data support development of StemVacs for conditions that would benefit from NK activation such as cancer and COVID-19.

On July 13, 2020, the Company filed a patent application titled “Prevention of Pathological Coagulation in COVID-19 and other Inflammatory Conditions” with new data showing that the ingredients of QuadraMune™ suppress expression of an inflammation stimulated molecule which is known to induce coagulation of blood. Inhibition of this coagulation-promoting molecule, called Tissue Factor, was synergistic with all four ingredients of QuadraMune™ when combined. Tissue Factor is known to be associated with COVID-19 disease, and is the culprit for clotting associated conditions such as deep vein thrombosis and atherothrombosis.

On July 22, 2020, the Company filed a patent application titled “Additive and/or Synergistic Combinations of Metformin with Nutraceuticals for the Prevention, Inhibition and Treatment of SARS-Cov-2 and Associated COVID-19” showing potent synergy between QuadraMune™ and the antidiabetic drug metformin in treating COVID-19 associated lung damage models. It was discovered that the ability of QuadraMune™ to protect the lungs from inflammation that resembles coronavirus-induced pathology is markedly amplified by concurrent administration of metformin. At a mechanistic level, it was shown that metformin increased the ability of QuadraMune™ to a) increase the number of “healing macrophages” (“M2” macrophages); b) augment production of anti-inflammatory and regenerative proteins; and c) suppress production of pathological inflammatory proteins.

On July 28, 2020, the Company filed a patent application titled “Neuroprotection and Neuroregeneration by Pterostilbene and Compositions Thereof” with new data demonstrating that the blueberry derived compound pterostilbene possesses numerous brain protective and potentially brain regenerative activities. The data disclosed by the Company indicates: a) pterostilbene suppresses inflammatory cytokines TNF-alpha, IL-1 beta and IL-6; b) pterostilbene inhibits death of neurons caused by inflammatory mediators; c) pterostilbene stimulates production of regenerative factors from cells in the brain such as BDNF, NGF, FGF-1, and FGF-2; and d) pterostilbene allows/enhances proliferation of endogenous brain stem cells.

Cellular, Biological, and Pharmaceutical Patents:

09-02-15 Preventative Methods and Therapeutic or Pharmaceutical Compositions for the Treatment or Prevention of Pregnancy Complications

09-15-15 Diagnostic Methods For The Assessment Of Pregnancy Complications

09-25-15 A Medical Device For Reducing The Risk Of Preterm-Labor And Preterm-Birth

03-29-17 Stimulation of Immunity to Tumor Stem Cell Specific Proteins by Peptide Immunization

03-29-17 Activated Leukocyte Extract for Repair of Innate Immunity in Cancer Patients

03-29-17 Augmentation of Anti-Tumor Immunity by Mifepristone and Analogues Thereof

03-29-17 Methods of Re-Activating Dormant Memory Cells with Anticancer Activity

12-05-18 Treatment of Chronic Traumatic Encephalopathy via RNA Administration

01-09-19 Autologous Neurogenic Cells and Uses Thereof for Professional Athletes at Risk of Chronic Traumatic Encephalopathy

01-21-19 Prevention and Reversion of Chronic Traumatic Encephalopathy through Administration of “Educated” Monocytes and Progenitors Thereof

11-04-19 Cellular, Organ, and Whole-Body Rejuvenation Utilizing Cord Blood Plasma and Pterostilbene

05-11-2020 Treatment of COVID-19 Lung Injury Using Umbilical Cord Plasma Based Compositions

06-22-2020 Treatment of SARS-CoV-2 with Dendritic Cells for Innate and/or Adaptive Immunity

06-30-2020 Augmentation of Natural Killer Cell Activity and Induction of Cytotoxic Immunity Using Leukocyte Lysate Activated Allogeneic Dendritic Cells: StemVacs™

*The data provided here is partial and does not contain all materials submitted for publication and is preliminary until peer review is complete. These statements have not been evaluated by the Food and Drug Administration. These products are not intended to diagnose, treat, cure, or prevent any disease.

Dental

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSOI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of June 30, 2020, formal operations have not commenced.

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

StemVacs1: is an autologous subcutaneously administered vaccine comprised of immune stimulatory peptides resembling cancer stem cell specific proteins.

StemVacs1 is an autologous immunotherapy platform that consists of 5 components. The overarching approach to the StemVacs1 Immunotherapy Platform is as follows:

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

4.Consolidation and maintenance of immunity: Cycles of StemVacs, supported by innaMune and LymphoBoost

StemVacs2: is an allogeneic immunotherapy for prophylaxis and/or treatment of SARS-CoV-2 by administration of dendritic cells in a manner and frequency sufficient to induce activation of innate and/or adaptive immune responses. In one embodiment the invention teaches administration of dendritic cells pulsed with one or more innate immune stimulants in a manner endowing said dendritic cell with ability to induce augmentation of natural killer (NK) cell number and/or activity. In another embodiment the invention teaches the use of dendritic cells stimulated with innate immune activators in a manner to allow for uptake of viral particles and presentation of viral epitopes to T cells in order to stimulate immunological activation and/or memory responses.

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

For the three and six months ended June 30, 2020 and 2019

We had net loss of $889,004 for the three months ended June 30, 2020, compared to a net loss of $228,020 for the three months ended June 30, 2019, an increase of $660,984. This increase was mainly due to increases in stock-based compensation, research and development and losses on changes in derivative liabilities. We had net loss of $856,686 for the six months ended June 30, 2020, compared to a net loss of $603,166 for the six months ended June 30, 2019, an increase of $253,520. This increase was mainly due to increases in stock-based compensation, research and development and losses on changes in derivative liabilities.

Net sales increased $5,090, from $8,931 to $14,021, for the three months ended June 30, 2019 and June 30, 2020, respectively. Net sales increased $22,140, from $11,395 to $33,535, for the six months ended June 30, 2019 and June 30, 2020, respectively.

Cost of goods sold increased $1,427, from $1,036 to $2,463, for the three months ended June 30, 2019 and June 30, 2020, respectively. Cost of goods sold increased $4,771, from $1,182 to $5,953, for the six months ended June 30, 2019 and June 30, 2020, respectively. These increases were mainly a result of the increases in net sales for products in 2020 and 2019.

Operating expenses for the three-month periods ended June 30, 2020 and 2019 were $683,756 and $202,127, an increase of $481,629. Operating expenses for the six-month periods ended June 30, 2020 and 2019 were $822,126 and $637,035, an increase of $185,121. This increase was mainly due to a significant increase in stock-based compensation as well as increases in legal and professional fees and research and development expenses.

General and administrative expenses decreased $1,366, from $20,138 to $18,772 for the three months ended June 33, 2019 and 2020, respectively. General and administrative expenses increased $582, from $33,621 to $34,203 for the six months ended June 33, 2019 and 2020, respectively. This decrease was mainly attributable to less expenses during the three and six months ended June 30, 2020.

Salaries, wages, and related expenses decreased $43,739, from $98,982 to $55,243 for the three months ended June 30, 2019 and 2020, respectively. Salaries, wages, and related expenses decreased $96,975, from $205,388 to $108,413 for the six months ended June 30, 2019 and 2020, respectively. This decrease was mainly due to a decrease in wage related expenses for the three and six months ended June 30, 2020.

Officer’s and director’s compensation increased from $0 to $151,500, for the three months ended June 30, 2019 and 2020, respectively. This was mainly due an issuance to Restricted Stock Awards to three officers and one director for the three months ended June 30, 2020. There were no such issuances during the three months ended June 30, 2019. Stock compensation decreased from $225,000 to $151,500, for the six months ended June 30, 2019 and 2020, respectively.

Consulting fees decreased $16,925 from $50,966 to $34,041 for the three months ended June 30, 2019 and 2020, respectively, due to a decrease in overall consulting services. Consulting fees decreased $13,091 from $84,351 to $71,260 for the six months ended June 30, 2019 and 2020, respectively, due to a decrease in overall consulting services.

Legal and professional fees increased $68,619, from $25,809 to $94,428 for the three months ended June 30, 2019 and 2020, respectively. Legal and professional fees increased $44,565, from $82,443 to $127,008 for the six months ended June 30, 2019 and 2020. These increases were mainly related to shares issued for legal and accounting services during the three and six months ended June 30, 2020. No such issuances occurred during the three and six months ended June 30, 2019.

Research and development increased $323,540, from $6,232 to $329,772 for the three months ended June 30, 2019 and 2020, respectively. Research and development increased $323,540, from $6,232 to $329,772 for the six months ended June 30, 2019 and 2020. These increases were mainly related to shares issued for research and development during the three and six months ended June 20, 2020. No such issuances occurred during the three and six months ended June 30, 2019.

Loss on derivatives liability increased $63,360, from $19,133 to $82,493, for the three months ended June 30, 2019 and 2020, respectively. This increase was mainly due to an increase in the amount of new convertible notes issued during the current three-month period. Loss on derivatives liability decreased approximately $123,812, from $227,060 to $103,248, for the six months ended June 30, 2019 and 2020, respectively This decrease was mainly due to a reduction in the amount of new convertible notes being issued during the current six-month period.

Change in fair derivatives liabilities gains decreased $106,146 from a gain of $88,020 to a loss of ($18,126) for the three months ended June 30, 2019 and 2020, respectively. This change was mainly due to the difference in the spread between the closing stock price and respective exercise prices at each period end upon which the derivative liability values are based upon. Change in fair derivatives liabilities losses decreased $222,615 from $440,891 to $218,276 for the six months ended June 30, 2019 and 2020, respectively. This decrease was largely due to a reduction in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense decreased $7,688 from $102,675 to $94,987 for the three months ended June 30, 2019 and 2020, respectively. Net interest expense decreased $34,053 from $190,175 to $156,122 for the six months ended June 30, 2019 and 2020, respectively. This decrease was mainly due to decreased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $9.7 million and a working capital deficit of approximately $1.9 million at June 30, 2020. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2020 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of June 30, 2020, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2020.

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

On June 4, 2020, we issued 5,000,000 shares of common stock, valued at $0.0023 per share, for consulting services.

On June 4, 2020 we issued 70,000,000 shares of common stock, valued at $0.023 each to three officers and one director of the Company under a Restricted Stock Award.

On June 8, 2020, we issued 10,000,000 shares of common stock, valued at $0.0033 per share, for consulting services.

On June 9, 2020, we issued 18,292,818 shares of common stock for the complete conversion of $60,000 for convertible note dated June 9, 2020.

On June 11, 2020 we issued 40,000,000 shares of common stock, valued at $0.0046 each to three officers and one director of the Company under a Restricted Stock Award.

On June 15, 2020 we issued 3,000,000 shares of common stock, valued at $0.0017 each to one officer and one director of the Company under a Restricted Stock Award.

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

Date: August 19, 2020

By: /s/ Timothy G. Dixon

Timothy G. Dixon

President and Chief Executive Officer

(Principal Executive Officer)