Form 10-Q
period 2020-09-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2020-11-17
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

As of November 16, 2020, the Registrant had 2,200,024,150 outstanding shares of Common Stock with a par value of $0.001 per share.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

	PART 1. Financial Information	PAGE
Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019	5

	Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Period from January 1, 2020 to September 30, 2020 and January 1, 2019 to September 30, 2019	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Item 4. Controls and Procedures	27

	PART II. Other Information
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
	Signatures	31

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$284,329	$26,410
Restricted cash	10,202	10,187
Accounts receivable	2,585	2,904
Inventory	4,667	5,180
Prepaid expenses and other current assets	69,535	89,379
Right-of-use asset	60,940	5,619
Total current assets	432,258	139,679

Property and equipment, net	5,253	-
Other assets	180,162	171,322

Total assets	$617,673	$311,001

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$324,228	$324,936
Accounts payable-related parties	7,200	12,715
Accrued expenses and other current liabilities	544,416	505,072
Lease liability	20,240	5,619
Convertible notes payable, net of discount of $45,248 and $105,525, at September 30, 2020 and December 31, 2019, respectively	25,752	38,475
Notes payable-related parties, net	940,386	937,528
Derivative liabilities	103,604	521,700
Total current liabilities	1,965,826	2,346,045

LONG TERM LIABILITIES
Notes payable, net of current portion	7,145	-
Lease liability, net of current portion	40,700	-
TOTAL LIABILITIES	2,013,671	2,346,045

Commitments and contingencies	-	-

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 2,500,000,000 shares authorized; 2,167,604,150 and 1,614,627,811 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	2,167,604	1,614,628
Additional paid-in capital	6,647,162	5,183,228
Subscription receivable	(21,000)	-
Accumulated deficit	(10,189,764)	(8,832,900)
Total shareholders' deficit	(1,395,998)	(2,035,044)

Total liabilities and shareholders' deficit	$617,673	$311,001

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Net sales	$11,351	$11,278	$44,886	$22,673
Cost of goods sold	2,724	1,278	8,677	2,459

Gross profit	8,627	10,000	36,209	20,214

Operating expenses:
General and administrative	27,994	18,269	62,197	51,890
Salaries, wages, and related costs	75,077	105,539	183,490	310,927
Officer's & director's bonuses	140,400	-	291,900	225,000
Consulting fees	48,751	34,635	120,011	118,986
Legal and professional fees	72,891	26,372	199,899	108,816
Research and development	133,921	24,812	463,693	31,044
Total operating expenses	499,034	209,627	1,321,190	846,663

Loss from operations	(490,407)	(199,627)	(1,284,981)	(826,449)

Other income (expense):
Loss on derivatives liabilities	-	(31,396)	(103,248)	(258,456)
Change in fair value of derivative liabilities	37,972	(117,615)	256,248	323,276
Interest expense	(47,561)	(97,598)	(203,683)	(287,773)
Other income/(expenses)	-	-	(21,200)	-
Total other income (expense)	(9,589)	(246,609)	(71,883)	(222,953)

Net loss	$(499,996)	$(446,236)	$(1,356,864)	$(1,049,402)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	2,092,537,522	1,395,862,362	1,813,912,043	1,211,360,944

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Changes in Shareholders' Deficit

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2018	1,011,063,182	$1,011,063	$4,314,047	$-	$(7,135,578)	$(1,810,468)

Common stock issued for services	70,000,000	70,000	229,000	-	-	299,000
Common stock issued upon conversion of convertible notes payable	189,971,132	189,971	496,053	-	-	686,024
Common stock issued for a license	95,970,000	95,970	57,582	-	-	153,552
Common stock issued	72,033,333	72,033	4,397	-	-	76,430
Beneficial conversion feature on note payable	-	-	12,500	-	-	12,500
Net loss	-	-	-	-	(1,049,402)	(1,049,402)
September 30, 2019	1,439,037,647	$1,439,037	$5,113,579	$-	$(8,184,980)	$(1,632,364)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Deficit
June 30, 2019	1,295,013,587	$1,295,013	$4,959,735	$-	$(7,738,744)	$(1,483,996)

Common stock issued upon conversion of convertible notes payable	83,990,727	83,991	155,447	-	-	239,438
Common stock issued for a license	-	-	-	-	-	-
Common stock issued	60,033,333	60,033	(1,603)	-	-	58,430
Net loss	-	-	-	-	(446,236)	(446,236)
September 30, 2019	1,439,037,647	$1,439,037	$5,113,579	$-	$(8,184,980)	$(1,632,364)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2019	1,614,627,811	$1,614,628	$5,183,228	$-	$(8,832,900)	$(2,035,044)

Common stock issued for services	163,500,000	163,500	473,050	-	-	636,550
Common stock issued for salaries	37,681,818	37,682	162,718	-	-	200,400
Common stock issued for cash	200,375,737	200,375	451,324	(21,000)	-	630,699
Offering costs	-	-	(19,456)	-	-	(19,456)
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	151,418,784	151,419	36,202	-	-	187,621
Relief of derivative liabilities	-	-	360,096	-	-	360,096
Net loss	-	-	-	-	(1,356,864)	(1,356,864)
September 30, 2020	2,167,604,150	$2,167,604	$6,647,162	$(21,000)	$(10,189,764)	$(1,395,998)

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Changes in Shareholders' Deficit

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Deficit
June 30, 2020	1,947,438,492	$1,947,439	$6,003,461	$-	$(9,689,768)	$(1,738,868)

Common stock issued for services	15,500,000	15,500	74,550	-	-	90,050
Common stock issued for salaries	19,500,000	19,500	120,900	-	-	140,400
Common stock issued for cash	176,196,428	176,196	395,304	(21,000)	-	550,500
Offering costs			(19,456)			(19,456)
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	8,969,230	8,969	26,011	-	-	34,980
Relief of derivative liabilities	-	-	46,392	-	-	46,392
Net loss	-	-	-	-	(499,996)	(499,996)
September 30, 2020	2,167,604,150	$2,167,604	$6,647,162	$(21,000)	$(10,189,764)	$(1,395,998)

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Cash flows from operating activities
Net loss	$(1,356,864)	$(1,049,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	100,200	74,000
Stock-based compensation to related parties	736,750	225,000
Loss on derivative liabilities	103,248	258,456
Change in fair value of derivatives liabilities	(256,248)	(323,276)
Amortization of debt discount	169,215	224,918
Patent amortization	4,943	-
Depreciation	195	-
Changes in operating assets and liabilities:
Accounts receivable	319	(2,544)
Inventory	513	(1,050)
Prepaid expenses and other current assets	6,061	45,720
Right-of-use asset	(55,321)	(11,909)
Accounts payable	(707)	3,147
Accounts payable - related parties	(5,515)	-
Accrued expenses and other current liabilities	63,028	287,108
Lease liability	55,320	11,909
Net cash used in operating activities	(434,863)	(257,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,448)	-
Net cash used in investing activities	(5,448)	-

Cash flows from financing activities
Payments on notes payable to related party	(22,478)	(2,889)
Proceeds from notes payable to related party	-	25,000
Payments on convertible notes payable	-	(33,000)
Proceeds from convertible notes payable	95,000	190,000
Proceeds from notes payable	14,479	-
Proceeds from sale of common stock	611,243	76,430
Net cash provided by financing activities	698,244	255,541

Net decrease in cash, cash equivalents and restricted cash	257,934	(2,382)
Cash, cash equivalents and restricted cash at beginning of period	36,597	32,570
Cash, cash equivalents and restricted cash at end of period	$294,531	$30,188

Supplemental cash flow information:
Cash paid for interest	$4,030	$20,465
Cash paid for income taxes	$800	$-

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$9,000	$15,000
Debt discount recorded in connection with derivative liability	$95,000	$190,000
Common stock issued in conversion of convertible notes payable and interest	$547,716	$705,098
Beneficial conversion feature on convertible note	$-	$12,500
Common stock issued in payment of license agreement	$-	$153,552
Formalization of accrued salary into related party note	$-	$-
Accrued interest added to principal	$20,398	$-

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$284,329	$20,015
Restricted cash	10,202	10,173
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$294,531	$30,188

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Management does not expect existing cash as of September 30, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2020, the Company has incurred losses totaling $10.2 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 21, 2020. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated balance sheet at December 31, 2019, contained in the above referenced Form 10-K.

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

September 30, 2020

Note 2 – Summary of Significant Accounting Policies (Continued)

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $103,604 and $521,700 at September 30, 2020 and December 31, 2019, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2020, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the nine months ended September 30, 2020:

Balance- December 31, 2019	$521,700
Issuance of new derivative liabilities	198,248
Conversions to paid-in capital	(360,096)
Change in fair market value of derivative liabilities	(256,248)
Balance- September 30, 2020	$103,604

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

September 30, 2020

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

For the periods ended September 30, 2020 and 2019, a total of 409,527,991 and 876,393,993, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive due to the net loss during the period.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is calculated using the straight-line method over the term of the agreement. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $195 and $0, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the nine months ended September 30, 2020 and 2019 was $11,534 and $0, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $463,693 and $31,044 for the nine months ended September 30, 2020 and 2019, respectively.

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

September 30, 2020

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The Company recorded a Right-of-use asset of $60,940 and a Lease Liability of $60,940 as of September 30, 2020.

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

In August 2020, the FASB issued Accounting Standards (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which clarifies if an entity must determine whether a contract qualifies for a scope exception from derivative accounting. This guidance must be applied to freestanding financial instruments and embedded features that have all the characteristics of a derivative instrument and freestanding financial instruments that potentially are settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative instrument. The analysis to determine whether a contract meets this scope exception includes two criteria: (1) the contract is indexed to an entity’s own stock and (2) the contract is equity classified. If both of those criteria are not met, the contract must be recognized as an asset or a liability.  Under Section 815-40-25 on recognition, an entity must determine whether a contract meets specific conditions to be classified as equity (referred to as the settlement criterion). This guidance is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company has reviewed the provisions of the new standard, but it is not expected to have a significant impact on the Company.

Note 3 - Restricted Cash

Included in cash and non-cash equivalents is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2021 and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Note 4 – Property and Equipment

Fixed assets consisted of the following:

	September 30, 2020	December 31, 2019
Computer hardware	$10,747	$10,747
Office furniture and equipment	9,087	3,639
Shipping and other equipment	1,575	1,575
Total	21,409	15,961
Accumulated depreciation	(16,156)	(15,961)
Property and equipment, net	$5,253	$-

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $195 and $0, respectively.

Note 5 – Other Assets

Other assets consist of the following:

	September 30, 2020	December 31, 2019
Prepaid consulting	$34,021	$20,238
Deposit	4,123	4,123
Licenses, net	142,018	146,961
Total	$180,162	$171,322

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount consists of the following:

	September 30, 2020	December 31, 2019
License	$153,552	$153,552
Accumulated amortization	(11,534)	(6,591)
Licenses, net	$142,018	$146,961

Note 6 - Notes Payable-Related Party

At September 30, 2020 and December 31, 2019, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $940,386 and $937,528, respectively. Interest accrued on these notes during the nine months ended September 30, 2020 and 2019 was $20,398 and $7,936, respectively. Of these, $251,000 are convertible into common stock at prices ranging from $0.004 and $0.005.

Note 7 – Convertible Notes Payable

On February 4, 2020, April 27, 2020, and June 5, 2020, the Company entered into one $33,000, one $28,000, and one $43,000 convertible promissory notes with a third party for which the proceeds were used for operations. The Company received net proceeds of $95,000, and a $9,000 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum and mature on dates ranging from February 3, 2021 to June 5, 2021. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 61% of the average of the three (3) lowest trading prices of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at September 30, 2020 a total of 409,527,991 common shares in connection with these promissory notes.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Note 7 – Convertible Notes Payable (Continued)

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

For the three notes issued during the nine months ended September 30, 2020, the Company valued the conversion features on the date of issuance resulting in initial liabilities totaling $198,248. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $103,248 was recorded during the nine months ended September 30, 2020. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0008 to $0.0012, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.0023 to $0.0033, an expected dividend yield of 0%, expected volatilities ranging from 239%-255%, risk-free interest rate ranging from 0.17% to 1.48%, and an expected term of one year.

At December 31, 2019, the Company had existing derivative liabilities of $521,700 related to three convertible notes totaling $144,000. During the nine months ended September 30, 2020, these convertible notes plus their accrued interest along with the February 4, 2020 note and its accrued interest were fully converted into 151,418,784 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the nine months ended September 30, 2020, the Company recorded $360,096 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.00055 to $0.0039, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.001 to $0.010, an expected dividend yield of 0%, expected volatility ranging from 197% to 305%, risk-free interest rates ranging from 0.13% to 0.89%, and expected terms ranging from 0.07 to 0.50 years.

On September 30, 2020, the derivative liabilities on the remaining two convertible notes were revalued at $103,604 resulting in a gain of $256,248 for the nine months ended September 30, 2020 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.0041, the closing stock price of the Company's common stock on the date of valuation of $0.0071, an expected dividend yield of 0%, expected volatility ranging from 274% to 293%, risk-free interest rate of 0.12%, and an expected term ranging from 0.57 to 0.68 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the nine months ended September 30, 2020 and 2019, the Company amortized $169,215 and $224,918 to interest expense, respectively. As of September 30, 2020, discounts of $45,248 remained for which will be amortized through June 4, 2021.

Note 8 – Equity

Our authorized capital stock consists of an aggregate of 2,505,000,000 shares, comprised of 2,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of September 30, 2020, we have 2,167,604,150 shares of common stock and no preferred shares issued and outstanding.

On March 2, 2020, we issued 8,333,333 shares of common stock for the partial conversion of $10,000 for a convertible note dated August 28, 2019.

On March 12, 2020, we issued 11,764,706 shares of common stock for the partial conversion of $10,000 for convertible note dated August 28, 2019.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Note 8 – Equity (Continued)

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

September 30, 2020

Note 8 – Equity (Continued)

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

On July 29, 2020, we issued 159,848,153 shares of common stock, valued at $0.03127269 per share, for cash.

On July 31, 2020 we issued 12,000,000 shares of common stock, valued at .0077 each to three officers, and one director of the Company under a Restricted Stock Award.

On August 4, 2020, we issued 8,969,230 shares of common stock for the complete conversion of $34,980 for convertible note dated February 4, 2020.

On August 21, 2020, we issued 400,000 shares of common stock, valued at $0.005 per share, for an investment in the Company’s Private Placement.

On August 26, 2020, we issued 6,500,000 shares of common stock, valued at $0.005 per share, for an investment in the Company’s Private Placement.

On August 26, 2020, we issued 10,000,000 shares of common stock, valued at $0.005 per share, for consulting services.

On September 23, 2020, we issued 1,000,000 shares of common stock, valued at $0.0085 per share, for consulting services.

On September 29, 2020, we issued 2,500,000 shares of common stock, valued at $0.0075 per share, for consulting services.

Note 9– Subsequent Events

On October 1, 2020 we issued 15,000,000 shares of common stock, valued at $0.0071 each to two officers, and one director of the Company under a Restricted Stock Award.

On October 5, 2020 we issued 10,000,000 shares of common stock, valued at $0.0086 each to one officer, and one director of the Company under a Restricted Stock Award.

On October 28, 2020, we issued 7,420,000 shares of common stock for the complete conversion of $29,680 for convertible note dated February 4, 2020.

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2020 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Future minimum lease payments as of September 30, 2020 are as follows:

For the quarter ending September 30,

2020	$6,072
2021	24,792
2022	25,572
2023	8,612
$65,048

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

Campbell Neurosciences Division – In August 2020, the Company launched this new division to approaching suicide as a biological disorder and developing science-based diagnostic tools and interventions.

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSOI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of September 30, 2020, formal operations have not commenced.

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

QuadraMune™ is a synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquinone.

Patents and Applications filed by date

07-08-15 Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions

09-02-15 Preventative Methods and Therapeutic or Pharmaceutical Compositions for the Treatment or Prevention of Pregnancy Complications

09-15-15 Diagnostic Methods For The Assessment Of Pregnancy Complications

09-25-15 A Medical Device For Reducing The Risk Of Preterm-Labor And Preterm-Birth

04-27-16 Augmentation Of Stem Cell Activity Using Pterostilbene And Compositions Containing Pterostilbene

03-29-17 Stimulation of Immunity to Tumor Stem Cell Specific Proteins by Peptide Immunization

03-29-17 Targeting the Tumor Microenvironment through Nutraceutical Based Immunoadjuvants

03-29-17 Activated Leukocyte Extract for Repair of Innate Immunity in Cancer Patients

03-29-17 Augmentation of Anti-Tumor Immunity by Mifepristone and Analogues Thereof

03-29-17 Methods of Re-Activating Dormant Memory Cells with Anticancer Activity

10-08-17 Synergistic Inhibition of Glioma Using Pterostilbene and Analogues Thereof

08-13-18 Enhancement of Ozone Therapy using Pterostilbene

09-17-18 Pterostilbene and Compositions Thereof for Prevention and Treatment of Chronic Traumatic Encephalopathy

09-25-18 Pterostilbene and Formulations Thereof for Treatment of Pathological Immune Activation

12-05-18 Treatment of Chronic Traumatic Encephalopathy via RNA Administration

01-09-19 Autologous Neurogenic Cells and Uses Thereof for Professional Athletes at Risk of Chronic Traumatic Encephalopathy

01-21-19 Prevention and Reversion of Chronic Traumatic Encephalopathy through Administration of “Educated” Monocytes and Progenitors Thereof

09-09-19 Pterostilbene and Formulations Thereof for Protection of Hematopoiesis from Chemotherapy and Radiation

11-04-19 Cellular, Organ, and Whole-Body Rejuvenation Utilizing Cord Blood Plasma and Pterostilbene

05-04-2020 Nutraceuticals for the Prevention, Inhibition and Treatment of SARS-Cov-2 and Associated COVID-19

05-11-2020 Treatment of COVID-19 Lung Injury Using Umbilical Cord Plasma Based Compositions

06-11-2020 Nutraceuticals for Reducing Myeloid Suppressor Cells

06-15-2020 Nutraceuticals for Suppressing Indolamine 2,3 Deoxygenase

06-22-2020 Treatment of SARS-CoV-2 with Dendritic Cells for Innate and/or Adaptive Immunity

06-30-2020 Augmentation of Natural Killer Cell Activity and Induction of Cytotoxic Immunity Using Leukocyte Lysate Activated Allogeneic Dendritic Cells: StemVacs™

07-13-2020 Prevention of Pathological Coagulation in COVID-19 and other Inflammatory Conditions

07-22-2020 Additive and/or Synergistic Combinations of Metformin with Nutraceuticals for the Prevention, Inhibition and Treatment of SARS-Cov-2 and Associated COVID-19

07-28-2020 Neuroprotection and Neuroregeneration by Pterostilbene and Compositions Thereof

08-05-2020 Prevention of Neuroinflammation associated Memory Loss Using Nutraceutical Compositions

08-21-2020 Methods of Determining Risk of Suicide and/or Suicidal Ideation by Immunological Assessment

08-28-2020 Upregulation of Therapeutic T Regulatory Cells and Suppression of Suicidal Ideations in Response to Inflammation by Administration of Nutraceutical Compositions Alone or Combined with Minocycline

09-14-2020 Immunotherapy of Schizophrenia and Schizophrenia Associated Suicidal Ideation/Suicide

09-24-2020 Personalized Immunotherapies for Reduction of Brain Inflammation and Suicide Prevention

10-18-2020 Nutraceutical Reduction Prevention and/or Reversion of Multiple Sclerosis

*The data provided here is partial and does not contain all materials submitted for publication and is preliminary until peer review is complete. These statements have not been evaluated by the Food and Drug Administration. These products are not intended to diagnose, treat, cure, or prevent any disease.

Dental

SandBox Dental Labs, Inc. – is a wholly-owned subsidiary of TSOI consisting of a future dental laboratory to manufacture and fill prescriptions from dentists who will use our proprietary Sleep Appliance to treat their patients with mild to moderate obstructive sleep apnea. The Company needs to seek regulatory approval for its device to treat sleep apnea. As of September 30, 2020, formal operations have not commenced.

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

StemVacs1 is an autologous immunotherapy platform that consists of 5 components. The overarching approach to the StemVacs1 Immunotherapy Platform is as follows:

10-27-2020 Protection/Regeneration of Neurological Function by Endothelial Protection/Rejuvenation using Stem Cells for Treatment of Conditions such as Chronic Traumatic Encephalopathy and Schizophrenia

1.Treat innate immune suppression: Administration of oral apigenin/NanoStilbene (Cancer DeTox Product) to decrease immune suppressive toxic molecules made by tumor and tumor microenvironment.

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

Schizophrenia and Suicide Prevention

Suicide is a Major Problem: In 2017, in the USA, suicide was the second leading cause of death among individuals between the ages of 10 and 34, with twice as many suicides as there were homicides. Suicide is significantly more prevalent in veterans, in which approximately 20 deaths per day occur.

New Approaches are Needed: Psychotherapy and current drug interventions have not significantly reduced the rate of suicide. In fact, suicide rates have increased approximately 60% since 1981.

Suicide is not only Mental: Suicidal ideation and suicide have been associated with inborn genetic components as well as various forms of inflammation that occur as a result of brain injury. In some situations, depression or other pathological mental states have been shown to induce inflammation, which is subsequently associated with suicidal ideation and suicide.

Inflammation is Major Cause of Suicide: Molecular signals which in healthy individuals are associated with the body fighting disease, such as TNF-alpha, are turned by the brain when they are needed, and turned off when the disease has been defeated. In patients with suicidal ideation, these signals are turned on at a low level without being turned off. It is known that these “inflammatory signals”, otherwise known as “inflammatory cytokines” are associated with depression based human studies in which inflammatory signals were artificially manufactured and administered in patients to fight cancer and treated patients became depressed. Additionally, studies show that patients who are successfully treated for depression have a reduction in inflammatory signals in the blood.

Furthermore, various cofactors known to increase suicide rates such as drug abuse, alcoholism, and brain injury, have been shown to increase inflammatory signaling.

Diagnosis

1.Analysis of what is happening in blood. Proprietary algorithm utilizing already available blood tests to establish patients at risk of suicide (Doctor or rehab facility sends to us lab results from Quest and we plug into our computer and give risk score)

2.Analysis of what is happening in brain. Brain produces very small particles called exosomes that we can isolate, and they tell us how much inflammation is happening specifically in brain. Additionally, when appropriate, imaging studies using fMRI and various dyes to detect specific areas of brain atrophy and/or inflammation

3.Analysis of what is happening in the gut. Analysis of the microbiome in gut suggests overall inflammation in body

4.Analysis of suicide associated gene. Several gene polymorphisms have been shown to be associated with suicide.

The above physical findings are utilized to develop a suicide risk score, as well as to establish a baseline for intervention. In some situations, physicians will only be interested in attaining our suicide risk score and they will perform their own interventions. We are the only group to have developed a suicide risk score based on medical and not psychological findings.

Intervention

1.Clinical trial of QuadraMune™, clinically validated to reduces biomarkers associated with suicide risk

2.Broad acting anti-inflammatory natural interventions. Intravenous vitamin C, vitamin D, fish oil, quercetin, micronutrients.

3.Specific anti-inflammatory antibodies. Anti-TNF, anti-IL-17, anti-IL21

4.Microbiome modulators. Probiotics, prebiotics, fecal transplants

5.Cell based therapies. Autologous bone marrow

6.Transcranial Magnetic Stimulation. Various studies have shown ability to reduce neural inflammation and augment brain regeneration using this approach.

Action Plan

1.Understanding intellectual property landscape around our broad ideas of diagnosis and treatment. Filing new patents and/or licensing.

2.Creation of a “Central Core” which analyzes data and provides patient specific recommendations together with the input from the health care professional

3.Selling subscriptions to medical professionals, drug rehab clinics, etc.

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

Campbell Neurosciences Division – In August 2020, the Company launched this new division to approaching suicide as a biological disorder and developing science-based diagnostic tools and interventions.

For the three and nine months ended September 30, 2020 and 2019

We had net loss of $499,996 for the three months ended September 30, 2020, compared to a net loss of $446,236 for the three months ended September 30, 2019, an increase of $53,760. This increase was mainly due to increases in research and development and professional fees. We had net loss of $1,356,864 for the nine months ended September 30, 2020, compared to a net loss of $1,049,402 for the nine months ended September 30, 2019, an increase of $307,462. This increase was mainly due to increases in research and development and professional fees.

Net sales increased $73, from $11,278 to $11,351, for the three months ended September 30, 2019 and September 30, 2020, respectively. Net sales increased $22,213, from $22,673 to $44,886, for the nine months ended September 30, 2019 and September 30, 2020, respectively.

Cost of goods sold increased $1,446, from $1,278 to $2,724, for the three months ended September 30, 2019 and September 30, 2020, respectively. Cost of goods sold increased $6,218, from $2,459 to $8,677, for the nine months ended September 30, 2019 and September 30, 2020, respectively. These increases were mainly a result of the increases in net sales for products in 2020 and 2019.

Operating expenses for the three-month periods ended September 30, 2020 and 2019 were $518,490 and $209,627, an increase of $308,863. Operating expenses for the nine-month periods ended September 30, 2020 and 2019 were $1,321,390 and $846,663, an increase of $474,727. This increase was mainly due to a significant increase in research and development and increases in legal and professional fees.

General and administrative expenses increased $14,525, from $18,269 to $47,450 for the three months ended September 30, 2019 and 2020, respectively. General and administrative expenses increased $10,307 from $51,890 to $62,197 for the nine months ended September 30, 2019 and 2020, respectively. This increase was mainly attributable to more expenses such as marketing and selling expenses during the three and nine months ended September 30, 2020.

Salaries, wages, and related expenses decreased $30,462, from $105,539 to $75,077 for the three months ended September 30, 2019 and 2020, respectively. Salaries, wages, and related expenses decreased $127,437, from $310,927 to $183,490 for the nine months ended September 30, 2019 and 2020, respectively. This decrease was mainly due to a decrease in wage related expenses for the three and nine months ended September 30, 2020.

Officer’s and director’s compensation increased from $0 to $140,400, for the three months ended September 30, 2019 and 2020, respectively.  Officer’s and director’s compensation increased from $225,000 to $291,900, for the nine months ended September 30, 2019 and 2020, respectively. This was mainly due an issuance to Restricted Stock Awards to three officers and one director for the nine months ended September 30, 2020.

Consulting fees increased $14,116 from $34,635 to $48,751 for the three months ended September 30, 2019 and 2020, respectively, due to an increase in overall consulting services. Consulting fees increased $1,025 from $118,986 to $120,011 for the nine months ended September 30, 2019 and 2020, respectively, due to an increase in overall consulting services.

Legal and professional fees increased $91,083, from $26,372 to $72,891 for the three months ended September 30, 2019 and 2020, respectively. Legal and professional fees increased $44,565, from $108,816 to $199,899 for the nine months ended September 30, 2019 and 2020. These increases were mainly related to shares issued for legal and accounting services during period ended September 30, 2020.

Research and development increased $109,109, from $24,812 to $133,921 for the three months ended September 30, 2019 and 2020, respectively. Research and development increased $432,649, from $31,044 to $463,693 for the nine months ended September 30, 2019 and 2020. These increases were mainly related to shares issued for research and development during the three and nine months ended September 30, 2020. No such issuances occurred during the three or nine months ended September 30, 2019.

Loss on derivatives liability decreased $31,396, from $31,396 to $0, for the three months ended September 30, 2019 and 2020, respectively. This decrease was mainly due to a decrease to a reduction in the amount of new convertible notes issued during the current three-month period. Loss on derivatives liability decreased approximately $155,208, from $258,456 to $103,248, for the nine months ended September 30, 2019 and 2020, respectively This decrease was mainly due to a reduction in the amount of new convertible notes being issued during the current nine-month period.

Change in fair derivatives liabilities gains decreased $155,587 from a loss of ($117,615) to a gain of $37,972 for the three months ended September 30, 2019 and 2020, respectively. This change was mainly due to the difference in the spread between the closing stock price and respective exercise prices at each period end upon which the derivative liability values are based upon. Change in fair derivatives liabilities losses decreased $67,028 from $323,276 to $256,248 for the nine months ended September 30, 2019 and 2020, respectively. This decrease was largely due to a reduction in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense decreased $50,037 from $97,598 to $47,561 for the three months ended September 30, 2019 and 2020, respectively. Net interest expense decreased $84,090 from $287,773 to $203,683 for the nine months ended September 30, 2019 and 2020, respectively. This decrease was mainly due to decreased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $10.2 million and a working capital deficit of approximately $1.4 million at September 30, 2020. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2020 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of September 30, 2020, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of September 30, 2020.

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

On August 26, 2020, we issued 10,000,000 shares of common stock, valued at $0.005 per share, for consulting services.

On September 23, 2020, we issued 1,000,000 shares of common stock, valued at $0.0085 per share, for consulting services.

On September 29, 2020, we issued 2,500,000 shares of common stock, valued at $0.0075 per share, for consulting services.

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

Date: November 17, 2020

By: /s/ Timothy G. Dixon

Timothy G. Dixon

President and Chief Executive Officer

(Principal Executive Officer)