Form 10-K
period 2020-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2021-04-09
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number: 000-54554

Therapeutic Solutions International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-1226465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Wild Rose Lane
Elk City, Idaho 83525
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $10,568,184 based on a closing price of $0.0076 as of June 30, 2020.

As of April 7, 2021, 2,244,453,070 shares of the registrartant’s common stock, par value of $0.0001 per shares, were outstanding.

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

On December 17, 2020, Therapeutic Solutions International, Inc. Board of Directors made a decision to move our corporate headquarters to Elk City, Idaho 83525 and has purchased real property at 701 Wild Rose Lane and 50 Bullock Lane, Elk City Idaho 83525. The Company will continue to maintain a satellite office at the current address of 4093 Oceanside Blvd., Suite B, Oceanside CA, 92056.

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

TSOI is developing a range of immune-modulatory agents to target certain cancers, schizophrenia, suicidal ideation, traumatic brain injury, and for daily health.

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

In addition, The Company announced plans to utilize its clinical-stage cancer immunotherapy StemVacs™ for treatment of COVID-19 patients. Previously the Company has filed data with the FDA, as part of IND #17448, which demonstrated that treatment of cancer patients with StemVacs™ resulted in enhanced activity of a type of immunological cell called “natural killer” cells, otherwise known as “NK cells.”

NK cells have been published to inhibit SARS-CoV-2, the virus which causes COVID-19. More importantly, companies such as Celularity have been cleared by the FDA to administer pre-made NK cells for the treatment of COVID-19 as part of clinical trials.

The Company has also developed an allogenic version of StemVacs and has filed patents to cover activating universal donor immune system cells called dendritic cells in a manner so that upon injection they reprogram the body’s NK cells.

Nutraceutical Division (TSOI)

•ProJuvenol® is a patented, (US No.: 9,682,047) and powerful synergistic blend of complex anti-aging ingredients in capsules.

•NanoStilbene™ is an easily absorbed nanoemulsion of nanoparticle pterostilbene derived from the ‘047 patent.

•DermalStilbene is a topical form of pterostilbene delivered via spray application onto skin, derived from the ‘047 patent.

•IsoStilbene an injectable formulation of pterostilbene is available by prescription only, derived from the ‘047 patent.

•NeuroStilbene is an intranasal form of pterostilbene delivered via spray application inside the nostril, derived from the ‘047 patent.

•NanoPlus is a blend of NanoStilbene and Nano Cannabidiol which are an easily absorbed Nanoparticles formulation of Pterostilbene and Cannabidiol.

•Nano Cannabidiol is an easily absorbed Nanoparticle formulation of Cannabidiol Isolate in the range of 75-90 nanometers. This product is built on the same nano platform as NanoStilbene and is delivered at a concentration of 200mg per milliliter.

•NanoPSA is a blend of NanoStilbene™ and Broccoli Sprout Extract (BSE) providing 74mg of BSE and 125mg of our patented NanoStilbene, a proprietary formulation of nanoparticle pterostilbene.

•NLRP3 Trifecta is a two-product combo and consists of one bottle of NanoPSA and one bottle of GTE-50 green tea extract.

•QuadraMune™ is a synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquinone.

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

On June 11, 2020, the Company filed a patent application titled “Nutraceuticals for Reducing Myeloid Suppressor Cells” showing QuadraMune reduces the number and activity of immune inhibitory cells termed “myeloid suppressor cells.”

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

On July 13, 2020, the Company filed a patent application titled “Prevention of Pathological Coagulation in COVID-19 and other Inflammatory Conditions” with new data showing that the ingredients of QuadraMune™ suppress expression of an inflammation stimulated molecule which is known to induce coagulation of blood. Inhibition of this coagulation-promoting molecule, called Tissue Factor, was synergistic with all four ingredients of QuadraMune™ when combined. Tissue Factor is known to be associated with COVID-19 disease and is the culprit for clotting associated conditions such as deep vein thrombosis and atherothrombosis.

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

On August 05, 2020 the Company filed a patent application titled “Prevention of Neuroinflammation associated Memory Loss Using Nutraceutical Compositions” which discloses means, methods, and therapeutic compositions for prevention of memory loss during situations of neuroinflammation.

On August 21, 2020 the Company filed a patent application titled “Methods of Determining Risk of Suicide and/or Suicidal Ideation by Immunological Assessment” which discloses means and methods of identifying risk of suicide and/or suicidal ideation by assessment of immunologically related cytokines and cells. In one embodiment, a score, termed the “Campbell Score” is devised based on assessment of serum cytokines, ability of immune cells to make cytokines when stimulated ex vivo, and ability of immune cells to produce neurotransmitters when stimulated ex-vivo.

On August 28, 2020 the Company filed a patent application titled “Upregulation of Therapeutic T Regulatory Cells and Suppression of Suicidal Ideations in Response to Inflammation by Administration of Nutraceutical Compositions Alone or Combined with Minocycline” which discloses compositions of matter, treatments and protocols useful for induction of T regulatory cells in response to inflammation, as well as inhibition of suicidal ideations and/or neuroinflammation. In some embodiments the invention teaches the administration of a therapeutic combination of ingredients comprising of minocycline, pterostilbene, nigella sativa, sulforaphane, and epigallocatechin-3-gallate (EGCG) to a mammal undergoing upregulation of inflammatory mediators.

On September 14, 2020, the Company filed a patent application titled “Immunotherapy of Schizophrenia and Schizophrenia Associated Suicidal Ideation/Suicide” Disclosed are methods, means, and protocols of modifying the immune system so as to induce an immunologically tolerant state insofar as T regulatory cell number and/or activity is augmented in a patient suffering from schizophrenia. In one embodiment T regulatory cells are administered to the patient from exogenous sources, be they allogeneic or autologous. In other embodiments, T regulatory cells are generated endogenously through administration of immature dendritic cells, mesenchymal stem cells, and/or pharmaceutical means.

On September 24, 2020, the Company filed a patent application titled “Personalized Immunotherapies for Reduction of Brain Inflammation and Suicide Prevention” that discloses means, methods and compositions of matter useful for reduction of brain inflammation and prevention of suicidal ideations and suicidal attempts. In one embodiment the invention provides utilization of autologous platelet rich plasma, alone, or admixed with regenerative/anti-inflammatory adjuvants, for reduction of neural inflammation. In one embodiment autologous PRP is admixed with oxytocin and administered intranasally in a patient at risk of suicidal ideation. In another embodiment, PRP is admixed with fortified and non-fortified nigella sativa oil and administered intranasally. Other embodiments include utilization of autologous stromal vascular fraction cells alone and/or admixed with regenerative/anti-inflammatory adjuvants.

On October 18, 2020, the Company filed a patent application titled “Nutraceutical Reduction Prevention and/or Reversion of Multiple Sclerosis” that discloses compositions of matter, protocols, and treatment means for preventing and/or reversing multiple sclerosis in a mammal. In one embodiment administration of compositions containing pterostilbene, and/or nigella sativa, and/or sulforaphane, and/or epigallocatechin-3-gallate (EGCG) are provided.

On October 27, 2020, the Company filed a patent application titled “”Protection/Regeneration of Neurological Function by Endothelial Protection/Rejuvenation using Stem Cells for Treatment of Conditions such as Chronic Traumatic Encephalopathy and Schizophrenia” which therapeutic compounds, protocols, and compositions of matter useful for treatment of neurological conditions. In one embodiment the invention teaches the treatment of chronic traumatic encephalopathy (CTE) through protecting/regenerating the endothelial by administration of cells such as stem cells. In one embodiment stem cells are administered in order to protect the endothelium from apoptosis and to preserve the blood brain barrier. In another embodiment stem cells are administered together with endothelial progenitor cells in order to regenerate neural endothelium. In other embodiments preservation of brain integrity in conditions of degeneration is accomplished by administration of stem cells and/or endothelial cells.

On November 24, 2020, the Company filed a patent application titled “Stimulation of NK Cell Activity by QuadraMune Alone and together with Metformin” that disclosed means, compounds, and compositions of matter useful for stimulation of natural killer cell activity. In some embodiments the invention teaches the administration of a therapeutic combination of ingredients comprising of metformin, pterostilbene, nigella sativa, sulforaphane, and epigallocatechin-3-gallate (EGCG) to a mammal in need of natural killer cell immune modulation. In another embodiment, the invention teaches administration of said therapeutic combination to a mammal infected with said SARS-CoV-2. In some embodiments dosage of said therapeutic combination is based on inflammatory and/or immunological parameters observed in patients with COVID-19.

On December 8, 2020 the Company filed a patent application titled "Treatment of Major Depressive Disorder and Suicidal Ideations Through Stimulation of Hippocampal Neurogenesis Utilizing Plant-Based Approaches" that teaches means and methods of treating major depressive disorder and/or other disorders that predispose to suicide by administration of nutraceutical means, wherein said nutraceuticals are administered at a frequency and/or concentration sufficient to induce proliferation of endogenous neural progenitor cells. In one embodiment said nutraceuticals are comprised of green tea extract, and/or nigella sativa, and/or pterostilbene, and/or sulforaphane. In some embodiment’s nutraceutical compositions are utilized to overcome treatment resistant of currently used antidepressants.

On December 21, 2020 the Company filed a patent application titled “Immunotherapy for Opioid Addiction” which teaches means, methods and compositions of matter useful for reduction of brain inflammation and prevention of opioid addiction and/or tolerance. In one embodiment the invention provides utilization of platelet rich plasma (PRP), alone, or admixed with regenerative/anti-inflammatory adjuvants, for reduction of neural inflammation. In one embodiments PRP is admixed with oxytocin and administered intranasally in a patient at risk of opioid addiction. In another embodiment, PRP is admixed with fortified and non-fortified nigella sativa oil, and/or pterostilbene and administered intranasally. Other embodiments include utilization of autologous stromal vascular fraction cells alone and/or admixed with regenerative/anti-inflammatory adjuvants.

On January 26, 2021 the Company filed a patent application titled “Stimulation of Dendritic Cell Activity by Homotaurine and Analogues Thereof” which discloses means, methods, and compositions of matter useful for enhancement of dendritic cell activity. In one embodiment the invention provides the use of GABA agonists such as homotaurine for stimulation of dendritic cell activity. In one embodiment said dendritic cell activity is enhancement of natural killer cell activity and/or of T cell activity. In one embodiment NK cell activity is ability to induce cytotoxicity in neoplastically transformed cells, whereas T cell activity is either cytokine production for CD4 cells or cytotoxicity for CD8 cells.

On March 29, 2021 the Company filed a patent application titled “Compositions Capable of Stimulating Immunity Towards Tumor Blood Vessels” which discloses novel means, protocols, and compositions of matter for eliciting an immune response against blood vessels supplying neoplastic tissue. In one embodiment pluripotent stem cells are transfected with one or more genes capable of eliciting immunity. In some embodiments such genes are engineered under control of specific promoters to allow for various specificities of activity. In one specific embodiment pluripotent stem cells engineered to endow properties capable of inducing expression of the α-Gal epitope (Galα1,3Galα1,4GlcNAc-R).

*The data provided here is partial and does not contain all materials submitted for publication and is preliminary until peer review is complete. These statements have not been evaluated by the Food and Drug Administration. These products are not intended to diagnose, treat, cure, or prevent any disease.

Immune-Oncology – Right To Try

In May of 2018 President Donald J. Trump signed into the law, the Right To Try bill. In 2015/2016 TSOI began and completed a 10 patient clinical trial of advanced cancer patients in Mexico at the Pan Am Cancer Treatment Center located in Tijuana Mexico using our dendritic cell vaccine code named StemVacs. TSOI has since generated GCP documentation for the previously treated 10 patients into a Phase I trial, which will be presented to the FDA by TSOI as part of an Ex-US trial compliant with 21 CFR 312.120 Foreign clinical studies not conducted under an IND. This is a required step to conform to the new Right To Try law.

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

4.Consolidation and maintenance of immunity: Cycles of StemVacs, supported by innaMune and LymphoBoost

StemVacs Autologous is a subcutaneously administered vaccine comprised of immune stimulatory peptides resembling cancer stem cell specific proteins.

StemVacs Allogeneic is a subcutaneously administered vaccine comprised of immune stimulatory peptides resembling cancer stem cell specific proteins.

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

On Decemeber 17, 2020 the Company filed an Investigational New Drug (IND) application seeking permission from the Food and Drug Administration (FDA) to initiate a Phase I/II clinical trial assessing safety and signals of efficacy for treatment of Chronic Traumatic Encephalopathy (CTE) patients with JadiCells™.

Sars/CoV2 Clinical Programs

On June 8, 2020 the Company announced the initiation of a clinical trial aimed at demonstrating safety and efficacy of its immune-boosting formulation QuadraMune™. The trial is anticipated to recruit 500 subjects at risk of SARS-CoV-2 infection, the type of coronavirus which causes COVID-19. The new clinical trial has been granted ClinicalTrials.gov Identifier: NCT04421391 and is listed and registered on the Federal Clinical Trial registry.

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

Schizophrenia/Suicide Clinical Programs

On October 29, 2020 the Company announced publication on the NIH clinical trials website of its newly initiated trial aiming to validate a blood-based diagnostic for predicting suicide risk and is listed as NCT04606875.

The Campbell Score™, which is a patent-pending method of quantifying inflammatory-associated biological markers, has previously been shown in pilot investigator-initiated studies to correlate with propensity for suicide. Based on positive feedback from collaborators, the Company decided to initiate a formal clinical trial to validate correlations between the Campbell Score™ and established psychiatric assessment tools of suicidal propensity. Currently the only means of quantifying predisposition to suicide is based on psychological, question-based techniques.

On December 31, 2020 the Company signed license agreements with Campbell Neurosciences Inc., a partially owned company, for access to the 9 patents filed related to the previous Campbell Neurosciences Division. The patents are:

1.63/128759 Immunotherapy for Opioid Addiction

2.63/122862 Treatment of Major Depressive Disorder and Suicidal Ideations Through Stimulation of Hippocampal Neurogenesis Utilizing Plant-Based Approaches

3.63/105964 Protection/Regeneration of Neurological Function by Endothelial Protection/Rejuvenation using Stem Cells for Treatment of Conditions such as Chronic Traumatic Encephalopathy and Schizophrenia

4.17/030416 Personalized Immunotherapies for Reduction of Brain Inflammation and Suicide Prevention

5.63/077723 Immunotherapy of Schizophrenia and Schizophrenia Associated Suicidal Ideation/Suicide

6.63/071381 Upregulation of Therapeutic T Regulatory Cells and Suppression of Suicidal Ideations in Response to Inflammation by Administration of Nutraceutical Compositions Alone or Combined with Minocycline

7.63/068388 Methods of Determining Risk of Suicide and/or Suicidal Ideation by Immunological Assessment

8.63/061202 Prevention of Neuroinflammation associated Memory Loss Using Nutraceutical Compositions

9.63/057315 Neuroprotection and Neuroregeneration by Pterostilbene and Compositions Thereof

Additionally, Campbell Neurosciences Inc. has entered into purchase agreements with Therapeutic Solutions International ensuring a continued supply, at a discounted rate, of nutraceuticals which are being explored for antiinflammation/suicide prevention activity.

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

EMPLOYEES

As of December 31, 2020, we had three full-time employees and one part-time employee, all non-union. We believe that our relations with our employees are good.

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

Our management concluded that as of December 31, 2020, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2020:

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

Based on our current business plan, we believe that our cash and cash equivalents at December 31, 2020 will not be sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report on Form 10-K. Our current commercialization of products and clinical trial strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash. We need to raise additional capital to fund our operations. We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing or other preferred equity instruments, if available, may involve restrictive covenants.

There is substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2020 with respect to this uncertainty. This going concern uncertainty, and any future going concern uncertainty, could materially limit our ability to raise additional capital. We have incurred significant losses since our inception, and it is possible we will never achieve future profitability. The Company is currently developing its new NanoStilbene product for commercialization. In addition, we are currently seeking regulatory clearance for our subsidiary SandBox’s product to treat obstructive sleep apnea in the United States. As a result, we continue to incur significant general and administrative expenses related to our operations. As a result, we have incurred substantial net losses to date. Our net losses for the years ended December 31, 2020 and 2019 were $2.4 million and $1.7 million, respectively. As of December 31, 2020, we had an accumulated deficit of $11.2 million. Meaningful revenues will likely not be available until, and unless, the Company can successfully launch our current TSI product line and our SandBox subsidiary’s product is cleared by the FDA and successfully commercialized. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations.

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

ITEM 2 PROPERTIES.

On December 17, 2020, Therapeutic Solutions International, Inc. Board of Directors made a decision to move our corporate headquarters to Elk City, Idaho 83525 and has purchased real property at 701 Wild Rose Lane and 50 Bullock Lane, Elk City Idaho 83525. The Company will continue to maintain a satellite office at the current address of 4093 Oceanside Blvd., Suite B, Oceanside CA, 92056.

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

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is now traded in OTC Markets under the stock symbol TSOI, which results in a very illiquid and limited market for our common stock. As of the date of Annual Report on Form 10-K there are approximately 202 stockholders of record of our common stock.

The following table sets forth the quarterly high and low closing sales prices for our common stock from January 1, 2019 through December 31, 2020.

Quarter Ended	High	Low
December 31, 2020	$0.0068	$0.0057
September 30, 2020	$0.0078	$0.0070
June 30, 2020	$0.0085	$0.0069
March 31, 2020	$0.0015	$0.0013
December 31, 2019	$0.0035	$0.0031
September 30, 2019	$0.0018	$0.0015
June 30, 2019	$0.0015	$0.0014
March 31, 2019	$0.0045	$0.0040

Dividends

We did not declare or pay dividends during 2019 to 2020.

Issuances of Unregistered Securities

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

On March 26, 2020, we issued 21.818,182 shares of common stock for the partial conversion of $12,000 for convertible note dated August 28, 2019.

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

On July 17, 2020 we issued 2,000,000 shares of common stock, valued at $0.01 per share, for consulting services.

On July 29, 2020, we issued 159,848,153 shares of common stock, valued at $0.0029 per share, for an investment in the Company’s Private Placement.

On July 23, 2020, we issued 5,448,275 shares of common stock, valued at $0.0029 per share, for an investment in the Company’s Private Placement.

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

On October 1, 2020, we issued 15,000,000 shares of common stock, valued at $0.0071 per share, each to two officers, and one director of the Company under a Restricted Stock Award.

On October 5, 2020, we issued 10,000,000 shares of common stock, valued at $0.0086 per share each to one officer and one director of the Company under a Restricted Stock Award.

On October 28, 2020, we issued 7,420,000 shares of common stock for the complete conversion of $29,680 for convertible note dated April 27, 2020.

On December 8, 2020, we issued 7,931,034 shares of common stock for the partial conversion of $23,000 for convertible note dated June 5, 2020.

On December 9, 2020, we issued 7,786,207 shares of common stock for the complete conversion of $22,580 for convertible note dated June 5, 2020.

On December 17, 2020, we issued 10,000,000 shares of common stock, valued at $0.0067 per share each to one officer and one director of the Company under a Restricted Stock Award.

On December 30, 2020, we issued 6,000,000 shares of common stock, valued at $0.006 per share each to one officer and one director of the Company under a Restricted Stock Award.

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

TSOI is developing a range of immune-modulatory agents to target certain cancers, schizophrenia, suicidal ideation, traumatic brain injury, and for daily health.

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

SandBox Dental Labs, Inc. – is set to be dissolved as we are no longer pursuing the dental market.

Results of Operations

We had a net loss of approximately $2.1 million in 2020 compared to a net loss of approximately $1.7 million in 2019.

Net sales increased $35,186 from $27,495 to $62,681, for the years ended December 31, 2019 and 2020, respectively. This increase was mainly due to an increase in sales of the Company’s nutraceutical line of products.

Cost of goods sold increased $9,777, from $3,015 to $12,792, for the years ended December 31, 2019 and 2020, respectively. This increase was mainly due to higher net sales of the Company’s new nutraceutical line of products in 2020 vs 2019.

Operating expenses for the years ended December 31, 2020 and 2019 were approximately $1.9 million and $1.1 million, respectively, an increase of $816,000. This increase was mainly due a combination of increased general and administrative expenses, increased stock compensation, an increase in legal and accounting fees, and an increase in research and development.

General and administrative expenses increased approximately $17,000, from $71,000 to $88,000, for the years ended December 31, 2019 and 2020, respectively. This increase was mainly due to an icrease in marketing and insurance during the year.

Salaries, wages and related expenses increased approximately $14,000, from $305,000 to $319,000, for the years ended December 31, 2019 and 2020, respectively. This increase was mainly due to an increase in salaries.

Consulting fees decreased approximately $62,000 from $181,000 to $119,000 for the years ended December 31, 2019 and 2020, respectively, due to a decrease in overall consulting services during 2020.

Legal and professional fees increased approximately $136,000, from $128,000 to $264,000 for the years ended December 31, 2019 and 2020, respectively, due to a increase in overall accounting, patent and general counsel services.

Research and development costs increased approximately $534,000 from $28,000 to $562,000, for the years ended December 31, 2019 and 2020, respectively. This increase was mainly due to research and development expenses related to the Company’s nutraceutical line of products.

Total loss from derivatives liabilities decreased approximately $262,000 from $303,000 to $41,000 for the years ended December 31, 2019 and 2020, respectively. This decrease was due to a derivative liability expense from certain convertible notes in 2020 compared to 2019.

Net interest expense decreased approximately $27,000 from $351,000 to $302,000 for the years ended December 31, 2019 and 2020, respectively. This decrease was mainly due to decreased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $11 million and a working capital deficit of approximately $2 million at December 31, 2020. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

As of December 31, 2020, we had approximately $252,000 in cash and cash equivalents, representing an increase in cash and cash equivalents of approximately $226,000 from December 31, 2019. Sources of cash were predominantly from the sale of equity and debt. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with liquidity into the third quarter of 2021.

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash outflows to support the growth of our business in areas such as R&D and G&A expenses. Our operating cash flows are also affected by our working capital needs to support personnel related expenditures, accounts payable and other current assets and liabilities.

During the year ended December 31, 2020, cash used in operating activities was $663,079, which was primarily the result of our net loss incurred of $2,199,901, partially offset by increases in the various accounts payable and accrued liability accounts totaling $87,751 and non-cash expenses including stock-based compensation of $1,165,050, change in value on derivative liabilities of $247,620, and amortization of debt discount of $251,801.

During the year ended December 31, 2019, cash used in operating activities was $310,714, which was primarily the result of our net loss incurred of $1,697,322, partially offset by increases in the various accounts payable and accrued liability accounts totaling $283,093 and non-cash expenses including stock-based compensation of $468,000, loss on derivative liabilities of $352,934, and amortization of debt discount of $278,593.

Cash Flows from Investing Activities

During the year ended December 31, 2020, net cash used by investing activities was $5,448, compared to $0 during the year ended December 31, 2019. The increase of approximately $5,000 in net cash used by investing activities is mainly attributable to an increase of $5,000 in investment in equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $894,279, compared to $314,741 during the year ended December 31, 2019. The increase of approximately $580,000 in net cash provided by financing activities is mainly attributable to an increase of $588,000 in cash received from the sale of common stock. Other cash flows provided by financing activities during the year ended December 31, 2020 included proceeds from convertible notes payable to related and third parties totaling $315,000 offset by payments on notes payable to related parties of $25,244. Other cash flows provided by financing activities during the year ended December 31, 2019 included proceeds from convertible notes payable to third parties totaling $250,000 offset by payments on notes payable to related parties of 3,689 and payments on convertible notes payable of $33,000.

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

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO has concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective.

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

Our management, including the Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013) in Internal Control-Integrated Framework. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of December 31, 2020 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2020:

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

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we have increased our use of external accounting services, adopted policies to improve timely reviews by management and coordination with accounting consultants, and engaged corporate and securities legal counsel with better capabilities than our previous provider's.

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective ages as of December 31, 2020 are as follows:

Directors:

Name of Director	Age
Timothy G. Dixon	62
Dr. Thomas E. Ichim	45

Executive Officers:

Name	Position	Age
Executive Officers:
Timothy G. Dixon	President and Chief Executive Officer	62
Famela Ramos	Vice President	44
James Veltmeyer, MD	Chief Medical Officer	56
Feng Lin, MD, PhD	Chief Scientific Officer	51

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

Famela Ramos – Vice President Business Development

Famela Ramos is a Nurse, a Researcher, and a Politician. Famela was running for Congress in the 53nd Congressional District. Ms. Ramos came to the United States from the Philippines at the age of two, when her father joined the United States Navy. Her parents worked tirelessly to support the family of 5 children, all of which became successful entrepreneurs and Government Employees. As a nurse, Famela has experience from the beginning of life, having practiced in pediatric nursing, to the end of life, having worked as a hospice nurse. Her excellence in nursing and research is attested by 7 peer reviewed publications that she collaborated with Academy and Industry in advancing cutting edge research in immunology and regenerative medicine.

The first paper, was a collaboration with the Moores Cancer Center and several biotechnology companies, describing the state of the art in cancer immunotherapy, and proposing future directions. The second paper discussed the possibility of stimulating regeneration of injured lung stem cells using specific types of laser and light based interventions, this was a collaboration between the University of Utah and the University of California, San Diego. The third paper, a collaboration between a nutraceutical company and Indiana University, demonstrated the beneficial effects of a nutritional supplement on circulating stem cells in healthy volunteers. The fourth publication was the first successful use of two different types of stem cells in a patient with heart failure, which resulted in a profound improvement. The fifth publication is a report of 114 patients that were treated with umbilical cord blood stem cells and demonstrated safety and signals of efficacy in collaboration with a Chinese Biotech company. The sixth publication was successful treatment of a spinal cord injury patient with stem cells. The seventh publication was the basis for an investigational new drug (IND) application to the FDA, describing use of fat stem cells to treat aplastic anemia.

Ms. Ramos has established the Right to Try Foundation, which assists companies in utilizing this new law that allows for accelerated patient access to experimental medication. Through this Foundation Ms Ramos facilitated the first utilization of a cancer vaccine in the United States, and has been assisting both public and private companies. Most recently the Foundation has collaborated on filing new patents for means of implementing the Right to Try Law. Ms. Ramos is a board member of Silent Voices, a Pregnancy Resource Center that provides counselling to woman in emergency pregnancies, alternatives to abortion, and for woman that do choose abortion, post abortion support. Ms. Ramos has been endorsed by business and community leaders as well as nationally known athletes including Dr. Peter Farrell, founder of Resmed, a $18 billion company, and Wes Chandler, an NFL Hall of Fame San Diego Charger.

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

SCIENTIFIC ADVISORY BOARD

The following are members of the Company’s Scientific Advisory Board as of December 31, 2020:

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

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers. Our Code of Ethics was filed as an Exhibit to our Annual Report on Form 10-K for fiscal year 2010. We hereby undertake to provide a copy of this Code of Ethics to any person, without charge, upon request. Requests for a copy of this Code of Ethics may be made in writing addressed to: Therapeutic Solutions International, Inc., 701 Wild Rose Lane, Elk City, Idaho 83525, Attn: Corporate Secretary.

ITEM 11 EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation paid, with respect to years ended December 31, 2020 and 2019 for services rendered to us in all capacities, to each person who served as an executive officer of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy G. Dixon	2020	220,000 (1)	-	411,900	-	-	-	631,900
President, CEO and CFO	2019	145,700 (2)	-	140,000	-	-	-	285,700

Dr. James Veltmeyer	2020	-	-	129,100	-	-	-	129,100
Chief Medical Officer	2019	-	-	50,000	-	-	-	50,000

Feng Lin	2020	-	-	125,600	-	-	-	125,600
Chief Scientific Officer	2019	-	-	26,000	-	-	-	26,000

Gerry B. Berg, Former CFO	2020	-	-	-	-	-	-	-
Former Vice President,	2019	128,800 (3)	-	75,000	-	-	-	203,800
Former CFO

(1)$84,500 was accrued and unpaid as of December 31, 2020

(2)$110,000 was accrued and unpaid as of December 31, 2019

(3)$110,000 was accrued and unpaid as of December 31, 2019

Outstanding Equity Awards

None

Employment Agreements

We do not have any employment agreements as of December 31, 2020.

Director Compensation

When our employees serve on our Board of Directors, we do not give them any additional compensation in respect of such Board service. Directors currently serve without compensation.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2020, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. As of December 31, 2020, a total of 2,233,741,391 shares of our common stock were outstanding.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Timothy G. Dixon (1)	274,657,489	12.30%
Gerry B. Berg	137,750,001	6.17%
Feng Lin	48,000,000	2.15%
Thomas E. Ichim (2)	163,500,000	7.32%
John Peck, Jr.	289,533,333	12.96%
James Veltmeyer	58,000,000	2.60%
All directors and executive officers as a group (2 persons) (1)(2)	438,157,489	19.62%

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors currently consists of two directors, one of whom is an officer of the Company. As of December 31, 2020 we disclose that we had no independent directors.

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

Audit Fees

The aggregate fees billed to us by our principal accountants, Fruci & Associates II, PLLC for auditing and accounting services for fiscal year 2020 was $60,575 (inclusive of the review of the quarterly reports on Form 10-Q) and for year 2019 was $58,000.

Audit-Related Fees, Tax Fees and All Other Fees

There were no fees billed to us by our principal accountant for fiscal year 2020 and 2019 for assurance and related services (audit-related fees), tax services or other products and services.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer and President

Date:	April 9, 2021

By:	/s/ Thomas E. Ichim
Thomas E. Ichim
Director

Date:	April 9, 2021

FRUCI & ASSOCIATES II
A Professional Limited Liability Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Therapeutic Solutions International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Therapeutic Solutions International, Inc. ("the Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC

We have served as the Company's auditor since 2019.

Spokane, Washington
April 9, 2021

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$252,147	$26,410
Restricted cash	10,202	10,187
Accounts receivable	2,441	2,904
Inventory	5,399	5,180
Prepaid expenses and other current assets	77,328	89,379
Total current assets	347,517	139,679

Property and equipment, net	5,059	-
Right-of-use asset	58,976	5,619
Other assets	191,922	171,322
	255,957	171,322

Total assets	$603,474	$311,001

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$302,477	$324,936
Accounts payable-related parties	7,210	12,715
Accrued expenses and other current liabilities	593,925	505,072
Lease liability	24,792	5,619
Convertible notes payable, net of discount of $195,162 and $105,525, at December 31, 2020 and 2019, respectively	37,338	38,475
Notes payable-related parties, net	944,098	937,528
Derivative liabilities	437,549	521,700
Total current liabilities	2,347,389	2,346,045

LONG TERM LIABILITIES
Lease liability, net of current portion	34,184	-
TOTAL LIABILITIES	2,381,573	2,346,045

Commitments and contingencies	-	-

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 3,500,000,000 shares authorized; 2,233,741,391 and 1,614,627,811 shares issued and outstanding at December 31, 2020 and 2019, respectively.	2,233,742	1,614,628
Additional paid-in capital	7,041,960	5,183,228
Subscription receivable	(21,000)	-
Accumulated deficit	(11,032,801)	(8,832,900)
Total shareholders' deficit	(1,778,099)	(2,035,044)

Total liabilities and shareholders' deficit	$603,474	$311,001

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Net sales	$62,681	$27,495
Cost of goods sold	12,792	3,015

Gross profit	49,889	24,480

Operating expenses:
General and administrative	88,429	70,537
Salaries, wages, and related costs	318,817	305,133
Stock compensation	530,900	355,000
Consulting fees	119,209	181,374
Legal and professional fees	280,124	127,917
Research and development	561,990	27,685
Total operating expenses	1,899,469	1,067,646

Loss from operations	(1,849,580)	(1,043,166)

Other income (expense):
Loss on derivatives liabilities	(247,620)	(352,934)
Change in fair value of derivative liabilities	206,501	49,521
Interest expense	(302,481)	(350,743)
Other expense	(6,721)	-
Total other income (expense)	(350,321)	(654,156)

Net loss	$(2,199,901)	$(1,697,322)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	1,911,855,232	1,284,150,496

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statement of Changes in Shareholders' Deficit

For the Years Ended December 31, 2020 and 2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Shareholders' Deficit
December 31, 2018	1,011,063,182	$1,011,063	$4,314,047	$-	$(7,135,578)	$(1,810,468)

Common stock issued for services	200,000,000	200,000	268,000	-	-	468,000
Common stock issued upon conversion of convertible notes payable	235,561,296	235,562	526,702	-	-	762,264
Common stock issued for a license	95,970,000	95,970	57,582	-	-	153,552
Common stock sold	72,033,333	72,033	4,397	-	-	76,430
Beneficial conversion feature on note payable	-	-	12,500	-	-	12,500
Net loss	-	-	-	-	(1,697,322)	(1,697,322)
December 31, 2019	1,614,627,811	1,614,628	5,183,228	-	(8,832,900)	(2,035,044)

Common stock issued for services	173,500,000	173,500	496,250	-	-	669,750
Common stock issued for salaries	78,681,818	78,682	417,218	-	-	495,900
Common stock sold	192,375,737	192,376	436,124	(21,000)	-	607,500
Offering costs	-	-	(19,456)	-	-	(19,456)
Common stock issued upon conversion of convertible notes payable	174,556,025	174,556	528,596	-	-	703,152
Net loss	-	-	-	-	(2,199,901)	(2,199,901)
December 31, 2020	2,233,741,391	$2,233,742	$7,041,960	$(21,000)	$(11,032,801)	$(1,778,099)

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash flows from operating activities
Net loss	$(2,199,901)	$(1,697,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	100,600	113,000
Stock-based compensation to related parties	1,065,050	355,000
Loss on derivative liabilities	247,620	352,934
Change in fair value of derivatives liabilities	(206,501)	(49,521)
Gain on extinguishment of debt	(16,479)	-
Amortization of debt discount	251,801	278,593
Patent amortization	6,591	6,591
Depreciation	389	-
Changes in operating assets and liabilities:
Accounts receivable	463	(2,904)
Inventory	(219)	(5,180)
Prepaid expenses and other current assets	(15,140)	60,621
Right-of-use asset	(53,357)	(5,619)
Accounts payable	(22,458)	4,122
Accounts payable - related parties	(5,505)	4,734
Accrued expenses and other current liabilities	130,611	268,618
Lease liability	53,356	5,619
Net cash used in operating activities	(663,079)	(310,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,448)	-
Net cash used in investing activities	(5,448)	-

Cash flows from financing activities
Payments on notes payable to related party	(25,244)	(3,689)
Proceeds from notes payable to related party	-	25,000
Payments on convertible notes payable	-	(33,000)
Proceeds from convertible notes payable	315,000	250,000
Proceeds from notes payable	16,479	-
Proceeds from sale of common stock	588,044	76,430
Net cash provided by financing activities	894,279	314,741

Net increase in cash, cash equivalents and restricted cash	225,752	4,027
Cash, cash equivalents and restricted cash at beginning of year	36,597	32,570
Cash, cash equivalents and restricted cash at end of year	$262,349	$36,597

Supplemental cash flow information:
Cash paid for interest	$6,369	$21,581
Cash paid for income taxes	$1,585	$-

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$21,500	$-
Debt discount recorded in connection with derivative liability	$315,000	$250,000
Common stock issued in conversion of convertible notes payable and interest	$713,152	$762,264
Beneficial conversion feature on convertible note	$-	$12,500
Common stock issued in payment of license agreement	$-	$153,552
Formalization of accrued salary into related party note	$-	$430,715
Accrued interest added to principal	$26,876	$35,614

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$252,147	$26,410
Restricted cash	10,202	10,187
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$262,349	$36,597

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2020

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

Management does not expect existing cash as of December 31, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2020, the Company has incurred losses totaling $11 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2020

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

Risk of Loss. Risk of loss will be on the Seller until the time when the Buyer accepts delivery. Seller shall maintain any and all necessary insurance in order to insure the Goods against loss at Seller’s own expense.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2020

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. $250,000 cash deposited in the financial institution as of the balance sheet date is insured by the Federal Deposit Insurance Corporation (FDIC) and the amount not insured is $12,147, there isn’t any losses recorded as of December 31, 2020.

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

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2020 and 2019, as disclosed in Note 5, containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $437,549 and $521,700 at December 31, 2020 and 2019, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaids, convertible notes, and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2020

Note 2 – Basis of presentation and significant accounting policies (Continued)

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement. Depreciation expense for the years ended December 31, 2020 and 2019 was $389 and $0, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the years ended December 31, 2020 and 2019 was $6,591 and $6,591, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $561,990 and $27,685 for the years ended December 31, 2020 and 2019, respectively.

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

Leases

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 became effective for the Company in the first quarter of 2019 and was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $58,976 as of December 31, 2020.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2020

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2020 and 2019, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the years ended December 31, 2020 and 2019:

Balance, December 31, 2018	$466,612

Issuance of new derivative liabilities	602,934
Conversions to paid-in capital	(498,325)
Change in fair market value of derivative liabilities	(49,521)

Balance, December 31, 2019	521,700

Issuance of new derivative liabilities	562,620
Conversions to paid-in capital	(440,270)
Change in fair market value of derivative liabilities	(206,501)
Balance, December 31, 2020	$437,549

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

As of December 31, 2020 and 2019, a total of 579,347,525 and 181,588,903, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2020

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

Note 3 – Restricted cash

Included in current assets is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2021, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2020	December 31, 2019
Prepaid consulting	$76,663	$88,261
Insurance	665	-
Prepaid costs	-	1,118
Total	$77,328	$89,379

Note 5 – Fixed assets

Fixed assets consist of the following:

	December 31, 2020	December 31, 2019
Computer hardware	$10,747	$10,747
Office furniture and equipment	3,639	3,639
Shipping and other equipment	7,023	1,575
Total	21,409	15,961
Accumulated depreciation	(16,350)	(15,961)
Property and equipment, net	$5,059	$-

Depreciation expense was $389 and $0 for December 31, 2020 and 2019, respectively.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2019

Note 6 – Other assets

Other assets consist of the following:

	December 31, 2020	December 31, 2019
Prepaid consulting	$39,914	$20,238
Deposit	11,638	4,123
Licenses, net	140,370	146,961
Total	$191,922	$171,322

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	December 31, 2020	December 31, 2019
License	$153,552	$153,552
Accumulated amortization	(13,182)	(6.591)
Licenses, net	$140,370	$146,961

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

Note 7 – Convertible notes payable

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2020

Note 7 – Convertible notes payable (Continuted)

On various dates throughout the year ended December 31, 2020, the Company entered into seven convertible promissory notes with principal amounts totaling $336,500 with a third party for which the proceeds were used for operations. The Company received net proceeds of $315,000, and a $21,500 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum and mature on dates ranging from February 3, 2021 to December 17, 2021. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 61% of the average of the three (3) lowest trading prices of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at December 31, 2020 a total of 579,347,525 common shares in connection with these promissory notes.

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

For the seven notes issued during the year ended December 31, 2020, the Company valued the conversion features on the date of issuance resulting in initial liabilities totaling $562,620. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $247,620 was recorded during the year ended December 31, 2020. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0008 to $0.0042, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.0023 to $0.0056, an expected dividend yield of 0%, expected volatilities ranging from 237%-260%, risk-free interest rate ranging from 0.17% to 1.48%, and an expected term of one year.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2020

Note 7 – Convertible notes payable (Continuted)

During the year ended December 31, 2020, convertible notes principal plus their accrued interest totaling $262,881 were converted into 174,556,025 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the year ended December 31, 2020, the Company recorded $440,270 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.00055 to $0.0039, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.001 to $0.010, an expected dividend yield of 0%, expected volatility ranging from 170% to 305%, risk-free interest rates ranging from 0.12% to 0.89%, and expected terms ranging from 0.07 to 0.50 years.

On December 31, 2020, the derivative liabilities on the remaining four convertible notes were revalued at $437,539 resulting in a gain of $206,501 for the year ended December 31, 2020 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.0029, the closing stock price of the Company's common stock on the date of valuation of $0.0064, an expected dividend yield of 0%, expected volatility ranging from 241% to 254%, risk-free interest rate of 0.12%, and an expected term ranging from 0.76 to 0.96 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight line method which is similar to the effective interest method. During the years ended December 31, 2020 and 2019, the Company amortized $251,801 and $278,593 to interest expense, respectively. As of December 31, 2020, discounts of $195,162 remained for which will be amortized through December 2021.

Note 8 – Notes payable-related parties

Notes payable-related parties consist of:

	December 31, 2020	December 31, 2019

Note payable – Scientific Advisory Board Member, unsecured, including interest at 10% per annum, with a maturity date of December 31, 2019	$7,054	$18,162

Two notes payable – Chief Executive Officer, unsecured, including interest at 8% and 10% per annum, respectively, with maturity date of December 31, 2019	26,064	37,671

One note payable – Chief Executive Officer, unsecured, no interest, paid from a % of revenues	534,646	534,700

Note payable – Chief Financial Officer, unsecured, including interest at 8% per annum, with a maturity date of December 31, 2019	112,000	105,600

Three notes payable – Business Advisory Board Member, unsecured, including interest at 8% and 10% per annum, convertible into common stock at $0.005 and $0.004,respectively, with maturity date of April 20, 2019	264,334	246,334
	944,098	942,467
Less debt discount	-	(4,939)
	$944,098	$937,528

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2020

Note 9 – Related party transactions

As of December 31, 2020 and 2019, the Company had accrued officers’ salary of $524,034 and $663,100, respectively. One of the officers settled with the company for a note payable that is unsecured and doesn’t accrue interest and will be paid as 0.5% of revenues. This decreased accrued officers’ salary in 2019.

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

On October 1, 2020, we issued 15,000,000 shares of common stock, valued at $0.0071 per share, each to two officers, and one director of the Company under a Restricted Stock Award.

On October 5, 2020, we issued 10,000,000 shares of common stock, valued at $0.0086 per share each to one officer and one director of the Company under a Restricted Stock Award.

On December 17, 2020, we issued 10,000,000 shares of common stock, valued at $0.0067 per share each to one officer and one director of the Company under a Restricted Stock Award.

On December 30, 2020, we issued 6,000,000 shares of common stock, valued at $0.006 per share each to one officer and one director of the Company under a Restricted Stock Award.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2020

Note 10 – Income taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 30%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2020	December 31, 2019
Expected income tax at statutory rate	$(458,619)	$(356,438)
State tax	168	168
Permanent differences	295,578	220,501
Other	(336)	6,556
Change in valuation allowance	163,209	129,213
Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Net operating loss carry-forward	$1,668,324	$1,450,896
Valuation allowance	(1,668,324)	(1,450,896)
Net deferred tax asset	$-	$-

The Company has net operating losses carried forward of approximately $6.5 million and $5.7 million as of December 31, 2020 and 2019, respectively, available to offset taxable income in future years which $5 million expires in 2032 and after 2018, are subject to an 80% on taxable income and carries on indefinitely.

As of and for the years ended December 31, 2020 and 2019, management does not believe the Company has any uncertain tax positions. Accordingly, there are no recognized tax benefits at December 31, 2020 and 2019.

The Company is subject to tax in the United States and files tax returns in the U.S. Federal jurisdiction and California state jurisdiction. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities starting in 2017. The Company currently is not under examination by any tax authority.

Note 11 – Equity

Our authorized capital stock consists of an aggregate of 3,505,000,000 shares, comprised of 3,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of December 31, 2020, we have 2,233,741,391 shares of common stock and no preferred shares issued and outstanding.

In 2019, we issued 72,033,333 shares of common stock for an investment in the Company’s Private Placement of $76,430.

In 2019, we issued 200,000,000 shares of common stock valued at $468,000 for consulting services.

In 2019, we issued 95,970,000 shares of common stock, valued at $153,552 for a licesnse.

In 2019, we issued 235,561,296 shares of common stock for the conversion of convertible notes of $762,264.

In 2020, we issued 192,375,737 shares of common stock for an investment in the Company’s Private Placement of $607,500.

In 2020, we issued 173,500,000 shares of common stock, valued at $669,750 for consulting services.

In 2020, we issued 78,681,818 shares of common stock, valued at $495,900 for salaries.

In 2020, we issued 174,556,025 shares of common stock for the conversion of convertible notes of $703,152.

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

Note 13 – Commitments and Contingencies

Effective March 1, 2020, the Company entered into a fifth amendment to a Lease Agreement for property located in Oceanside, CA. The lease consists of approximately 1,700 square feet and the amendment is for a term of 36 months and expires on April 30, 2023.

During the year ended December 31, 2020 and 2019, the Company incurred rent expense of $25,993 and $22,494.

Future minimum lease payments as of December 31, 2020 are as follows:

For the year ending December 31,

2021	$24,792
2022	$25,572
2023	$8,612

Effective November 8, 2019, the Company entered into a royalty agreement with one of the officers, refer to Note 9.

Note 14 – Subsequent events

On January 22, 2021, we issued 4,800,000 shares of common stock for $60,000 of accrued salaries.

On February 3, 2021, we issued 1,500,000 shares of common stock, valued at $0.029 per share, for consulting services.

On February 9, 2021, we issued 300,752 shares of common stock, valued at $0.0665 per share, for an investment in the Company’s Private Placement.

On February 15, 2021, we issued 1,000,000 shares of common stock, valued at $0.05 per share, for an investment in the Company’s Private Placement.

On February 16, 2021, we issued 147,058 shares of common stock, valued at $0.068 per share, for an investment in the Company’s Private Placement.

On February 17, 2021, we issued 1,000,000 shares of common stock, valued at $0.129 per share, for consulting services.

On February 19, 2021, we issued 681,818 shares of common stock, valued at $0.055 per share, for an investment in the Company’s Private Placement.

On March 25, 2021, we issued 1,282,051 shares of common stock, valued at $0.078 per share, for an investment in the Company’s Private Placement.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2020 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.