Form 10-K/A
period 2020-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2021-04-12
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, NanoStilbene™ PKE, is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion’s can improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time. Recently the Company was approved to sell certain nutraceuticals on the Amazon Platform. In addition to this our products are now listed in RangeMe. RangeMe.com is an online platform that enables retail buyers to efficiently discover innovative and emerging products while empowering suppliers to manage and grow their brands with the tools, insights, and services they need. With 10,000+ Retail buyers our products are now placed in front of them in our category of dietary supplements and nutraceuticals.

Cellular Division – TSOI recently obtained exclusive rights to a patented adult stem cell for development of therapeutics in the area of chronic traumatic encephalopathy (CTE) and traumatic brain injury (TBI) and Lung Pathology (LP).

The stem cell licensed, termed “JadiCell” is unique in that it possesses features of mesenchymal stem cells, however, outperforms these cells in terms of a) enhanced growth factor production; b) augmented ability to secrete exosomes; and c) superior angiogenic and neurogenic ability.

Chronic Traumatic Encephalopathy (CTE) is caused by repetitive concussive/sub-concussive hits to the head sustained over a period of years and is often found in football players. The condition is characterized by memory loss, impulsive/erratic behavior, impaired judgment, aggression, depression, and dementia. In many patients with CTE, it is anatomically characterized by brain atrophy, reduced mass of frontal and temporal cortices, and medial temporal lobe. TSOI has previously filed several patents in the area of CTE based on modulating the brain microenvironment to enhance receptivity of regenerative cells such as stem cells. On March 4th, 2021 the Company received an IND Serial # 27377 for a clinical trial of 10 patients with CTE.

In addition, the Company has filed data with the FDA, as part of IND #17448, which demonstrated that treatment of cancer patients with StemVacs™ resulted in enhanced activity of a type of immunological cell called “natural killer” cells, otherwise known as “NK cells.”

The Company has also developed an allogenic version of StemVacs and has filed patents to cover activating universal donor immune system cells called dendritic cells in a manner so that upon injection they reprogram the body’s NK cells.

Most recently the Company announced filing of a patent for a new hybrid cell created by the Company capable of training the immune system to kill blood vessels feeding cancer, but sparing healthy blood vessels.  These discoveries are an extension of previous findings from the Company showing that StemVacs is capable of suppressing new blood vessel production.

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

On February 8, 2021 the Company filed a patent application titled “Stimulation of Natural Kill Cell Memory by Administration of Dendritic Cells” which teaches means, methods and compositions of matter useful for induction of natural killer cell memory by administration of dendritic cells and/or exosomes thereof. In one embodiment a mammal suffering from cancer is administered allogeneic cord blood derived dendritic cells that are not pulsed exogenously. In one embodiment the dendritic cells are stimulated to possess chemotactic activity towards the tumor by culture of dendritic cell progenitors in hypoxia. Natural killer cell memory is induced, in part, by triggering of upregulation of cytokines associated with homeostatic expansion such as interleukin 7 and interleukin 15.

On February 22, 2021 the Company filed a patent application titled “Ex Vivo Generation of Immunocytes Recognizing Brother of the Regulator of Imprinted Sites (BORIS) Expressing Cancer Stem Cells” that discloses means, methods and compositions of matter useful for induction of immunity towards cancer stem cells by providing a dendritic cell, wherein said dendritic cells express BORIS and/or peptides derived from BORIS, wherein said dendritic cell is cultured in the presence of one or more immunocytes. In one embodiment said dendritic cells are derived from umbilical cord blood sources and allogeneic to T cells, which are expanded ex vivo and used for the purposes of immunotherapy.

On March 4, 2021 the Company filed a patent application titled “Therapeutic Monocytes for Prevention of Suicidal Ideation” that discloses compositions of matter, protocols, and therapeutic means for treatment of suicidal ideations and/or suppression of suicidal attempts.  In one embodiment the invention provides the use of umbilical cord derived monocytes as a means of treatment.  In another embodiment, monocytes are de-differentiated from adult monocytes using reprogramming means to create monocyte capable of producing anti-inflammatory as well as regenerative properties useful in reducing suicidal ideations and/or attempts.

On March 16, 2021 the Company filed a patent application titled “Pluripotent Stem Cell Derived Dendritic Cells and Engineered Dendritic Cells for Cancer Immunotherapy” that disclosed populations of dendritic cells generated from stem cells capable of inducing immunity towards cancer.  In one embodiment said dendritic cells are generated from allogeneic inducible pluripotent stem cells, for some uses, said pluripotent stem cells are genetically engineered/edited to induce cancer specific immunity and/or resist immunosuppressive effect of tumor derived microenvironment.  In one embodiment pluripotent stem cells are transfected with cancer stem cell antigens such as BORIS and/or NR2F6.

On March 23, 2021 the Company filed a patent application titled “Chimeric Cells Comprising Dendritic Cells and Endothelial Cells Resembling Tumor Endothelium” that teaches means, methods and compositions of matter useful for induction of immunological responses towards tumor endothelial cells. In one embodiment the invention teaches fusion of dendritic cells and cells resembling tumor endothelial cells and administration of such chimeric cells as an immunotherapy for stimulation of tumor endothelial cell destruction.  In other embodiments pluripotent stem cells are utilized to generate dendritic cells, wherein said dendritic cells are fused with pluripotent stem cell derived endothelial cells created in a manner to resemble tumor endothelial cells.

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

StemVacs-V Allogeneic is a subcutaneously administered vaccine comprised of dendritic cells generated from stem cells capable of inducing immunity towards cancer.

StemVacs-V Allogeneic iPSC a novel chimeric cell product generated by fusing StemVacs-V with iPSC derived endothelial cells which are cultured in a manner to make them replicate cancer stem cells. The final product is a subcutaneously administered vaccine.

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

Chronic Traumatic Encephalopathy (CTE), Traumatic Brain Injury (TBI), and Lung Patholgy.

On December 10, 2018 Therapeutic Solutions International, Inc., announced the signing of an agreement between TSOI and Jadi Cell LLC for licensing of the Jadi Cell universal donor adult stem cell, as covered in US Patent No.: 9,803,176 B2 for use in Chronic Traumatic Encephalopathy (CTE), and Traumatic Brain Injury (TBI). In addition, on February 10, 2021 we obtained exclusive rights under the same for use of US Patent No.: 9,803,176 B2 in the treatment of acute respiratory distress syndrome (ARDS) and other lung pathologies. The JadiCell was reported in a publication from the University of Miami following a Phase 1/2 clinical trial, demonstrating intravenous administration of JadiCells, resulted in a significant survival improvement in COVID-19 patients. The Phase 1/2 double blind, placebo-controlled trial treated 12 advanced COVID-19 patients with 100 million JadiCells™ intravenously at days 0 and 3, and 12 patients received placebo control.  At 28 days 91% of JadiCell™ treated patients survived whereas only 42% of patients in the placebo group survived.  There were no adverse effects associated with JadiCell™ administration. For those treated with the JadiCell under the age of 85 the survival rate was 100% and in those over 85 the survival rate was 91% making the JadiCell the most effective therapy to date in the entire world to treat ARDS.

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

On Decemeber 17, 2020 the Company filed an Investigational New Drug (IND) application seeking permission from the Food and Drug Administration (FDA) to initiate a Phase I/II clinical trial assessing safety and signals of efficacy for treatment of Chronic Traumatic Encephalopathy (CTE) patients with JadiCells™. On March 4, 2021 the Company received formal notice from FDA that our IND has been assigned serial # 27377.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer and President

Date:	April 12, 2021

By:	/s/ Thomas E. Ichim
Thomas E. Ichim
Director

Date:	April 12, 2021

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

Spokane, Washington
April 9, 2021

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$252,147	$26,410
Restricted cash	10,202	10,187
Accounts receivable	2,441	2,904
Inventory	5,399	5,180
Prepaid expenses and other current assets	77,328	89,379
Total current assets	347,517	134,060

Property and equipment, net	5,059	-
Right-of-use asset	58,976	5,619
Other assets	191,922	171,322
	255,957	176,941

Total assets	$603,474	$311,001

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$302,477	$324,936
Accounts payable-related parties	7,210	12,715
Accrued expenses and other current liabilities	593,925	505,072
Lease liability	24,792	5,619
Convertible notes payable, net of discount of $195,162 and $105,525, at December 31, 2020 and 2019, respectively	37,338	38,475
Notes payable-related parties, net	944,098	937,528
Derivative liabilities	437,549	521,700
Total current liabilities	2,347,389	2,346,045

LONG TERM LIABILITIES
Lease liability, net of current portion	34,184	-
TOTAL LIABILITIES	2,381,573	2,346,045

Commitments and contingencies	-	-

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 3,500,000,000 shares authorized; 2,233,741,391 and 1,614,627,811 shares issued and outstanding at December 31, 2020 and 2019, respectively.	2,233,742	1,614,628
Additional paid-in capital	7,041,960	5,183,228
Subscription receivable	(21,000)	-
Accumulated deficit	(11,032,801)	(8,832,900)
Total shareholders' deficit	(1,778,099)	(2,035,044)

Total liabilities and shareholders' deficit	$603,474	$311,001

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Net sales	$62,681	$27,495
Cost of goods sold	12,792	3,015

Gross profit	49,889	24,480

Operating expenses:
General and administrative	88,429	70,537
Salaries, wages, and related costs	318,817	305,133
Stock compensation	530,900	355,000
Consulting fees	119,209	181,374
Legal and professional fees	280,124	127,917
Research and development	561,990	27,685
Total operating expenses	1,899,469	1,067,646

Loss from operations	(1,849,580)	(1,043,166)

Other income (expense):
Loss on derivatives liabilities	(247,620)	(352,934)
Change in fair value of derivative liabilities	206,501	49,521
Interest expense	(302,481)	(350,743)
Other expense	(6,721)	-
Total other income (expense)	(350,321)	(654,156)

Net loss	$(2,199,901)	$(1,697,322)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	1,911,855,232	1,284,150,496

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