Form 10-K/A
period 2020-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2021-04-22
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer and President

Date:	April 22, 2021

By:	/s/ Thomas E. Ichim
Thomas E. Ichim
Director

Date:	April 22, 2021

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