Form 10-Q
period 2021-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2021-05-17
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

As of May 13, 2021, the Registrant had 2,251,001,716 outstanding shares of Common Stock with a par value of $0.001 per share.

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

•Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

	PART 1. Financial Information	PAGE
Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	4

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020	5

	Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Period from January 1, 2021 to March 31, 2021 and January 1, 2020 to March 31, 2020	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Item 4. Controls and Procedures	28

	PART II. Other Information
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
	Signatures	32

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$81,113	$252,147
Restricted cash	10,202	10,202
Accounts receivable	9,479	2,441
Inventory	6,851	5,399
Prepaid expenses and other current assets	170,040	77,328
Total current assets	277,685	347,517

Property and equipment, net	240,087	5,059
Right-of-use asset	52,904	58,976
Other assets	226,741	191,922

Total assets	$797,417	$603,474

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$298,035	$302,477
Accounts payable-related parties	7,210	7,210
Accrued expenses and other current liabilities	568,652	593,925
Lease liability	24,981	24,792
Convertible notes payable, net of discount of $181,806 and $195,162, at March 31, 2021 and December 31, 2020, respectively	104,194	37,338
Notes payable-related parties, net	949,827	944,098
Derivative liabilities	331,618	437,549
Total current liabilities	2,284,517	2,347,389

LONG TERM LIABILITIES
Lease liability, net of current portion	27,923	34,184
TOTAL LIABILITIES	2,312,440	2,381,573

Commitments and contingencies	-	-

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 3,500,000,000 shares authorized; 2,224,453,070 and 2,223,741,391 shares issued and outstanding at March 31, 2021 and December 31, 20120 respectively.	2,244,453	2,233,742
Additional paid-in capital	7,481,248	7,041,960
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(11,219,724)	(11,032,801)
Total shareholders' deficit	(1,515,023)	(1,778,099)

Total liabilities and shareholders' deficit	$797,417	$603,474

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Net sales	$21,061	$19,514
Cost of goods sold	11,081	3,490

Gross profit	9,980	16,024

Operating expenses:
General and administrative	36,811	15,431
Salaries, wages, and related costs	104,463	53,170
Consulting fees	41,183	37,219
Legal and professional fees	68,752	32,580
Research and development	19,697	-
Total operating expenses	270,906	138,400

Loss from operations	(260,926)	(122,376)

Other income (expense):
Loss on derivatives liabilities	(348,255)	(20,755)
Change in fair value of derivative liabilities	504,186	236,402
Interest expense	(81,928)	(61,135)
Total other income (expense)	74,003	154,512

Net income (loss)	$(186,923)	$32,136

Net income (loss) per share - basic	$(0.00)	$0.00

Net income (loss) per share - diluted	$(0.00)	$0.00

Weighted average shares outstanding – basic	2,240,039,437	1,621,008,777

Weighted average shares outstanding – diluted	2,240,039,437	1,895,283,682

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Changes in Shareholders' Deficit

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2019	1,614,627,811	$1,614,628	$5,183,228	$-	$(8,832,900)	$(2,035,044)

Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	41,916,221	41,916	(9,916)	-	-	32,000
Relief of derivative liabilities	-	-	-	32,956	-	32,956
Net income	-	-	-	-	32,136	32,136
March 31, 2020	1,656,544,032	$1,656,544	$5,206,268	$-	$(8,800,764)	$(1,937,952)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2020	2,233,741,391	$2,233,742	$7,041,960	$(21,000)	$(11,032,801)	$(1,778,099)

Common stock issued for prepaid fees	2,500,000	2,500	170,000	-	-	172,500
Common stock issued for accrued salaries	4,800,000	4,800	55,200	-	-	60,000
Common stock issued for cash	3,411,679	3,411	214,088	-	-	217,499
Net loss	-	-	-	-	(186,923)	(186,923)
March 31, 2021	2,244,453,070	$2,244,453	$7,481,248	$(21,000)	$(11,219,724)	$(1,515,023)

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31, 2021	For the Nine Months Ended March 31, 2020
Cash flows from operating activities
Net income (loss)	$(186,923)	$32,136
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on derivative liabilities	348,255	20,755
Change in fair value of derivative liabilities	(504,186)	(236,402)
Amortization of prepaid stock-based compensation	14,375	-
Amortization of debt discount	66,856	47,769
Patent amortization	1,648	1,648
Depreciation	195	-
Changes in operating assets and liabilities:
Accounts receivable	(7,038)	(721)
Inventory	(1,452)	692
Prepaid expenses and other current assets	21,431	37,219
Right-of-use asset	6,072	(71,422)
Accounts payable	(4,441)	7,562
Accounts payable - related parties	-	(2,015)
Accrued expenses and other current liabilities	41,205	36,942
Lease liability	(6,072)	73,771
Net cash used in operating activities	(210,075)	(52,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(235,223)	-
Deposits	7,515	-
Net cash used in investing activities	(227,708)	-

Cash flows from financing activities
Payments on notes payable to related party	(750)	(485)
Proceeds from convertible notes payable	50,000	30,000
Proceeds from sale of common stock	217,499	-
Net cash provided by financing activities	266,749	29,515

Net decrease in cash, cash equivalents and restricted cash	(171,034)	(22,551)
Cash, cash equivalents and restricted cash at beginning of period	262,349	36,597
Cash, cash equivalents and restricted cash at end of period	$91,315	$14,046

Supplemental cash flow information:
Cash paid for interest	$606	$1,220
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$3,500	$3,000
Debt discount recorded in connection with derivative liability	$50,000	$30,000
Common stock issued in conversion of convertible notes payable and interest	$-	$64,956
Common stock issued for prepaid fees	$172,500	$-
Common stock issued for accrued salaries	$60,000	$-
Accrued interest added to principal	$6,478	$12,147

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$81,113	$3,859
Restricted cash	10,202	10,187
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$91,315	$14,046

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Chronic Traumatic Encephalopathy (CTE) is caused by repetitive concussive/sub-concussive hits to the head sustained over a period of years and is often found in football players. The condition is characterized by memory loss, impulsive/erratic behavior, impaired judgment, aggression, depression, and dementia. In many patients with CTE, it is anatomically characterized by brain atrophy, reduced mass of frontal and temporal cortices, and medial temporal lobe. TSOI has previously filed several patents in the area of CTE based on modulating the brain microenvironment to enhance receptivity of regenerative cells such as stem cells. On March 4, 2021 the Company received an IND Serial # 27377 for a clinical trial of 10 patients with CTE.

In addition, the Company has filed data with the FDA, as part of IND #17448, which demonstrated that treatment of cancer patients with StemVacs resulted in enhanced activity of a type of immunological cell called “natural killer” cells, otherwise known as “NK cells.”

The Company has also developed an allogenic version of StemVacs and has filed patents to cover activating universal donor immune system cells called dendritic cells in a manner so that upon injection they reprogram the body’s NK cells.

Most recently the Company announced filing of a patent for a new hybrid cell created by the Company capable of training the immune system to kill blood vessels feeding cancer but sparing healthy blood vessels. These discoveries are an extension of previous findings from the Company showing that StemVacs is capable of suppressing new blood vessel production.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Note 1 – Organization and Business Description (Continued)

Management does not expect existing cash as of March 31, 2021 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2021, the Company has incurred losses totaling $11.2 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2021. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated balance sheet at December 31, 2020, contained in the above referenced Form 10-K.

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

March 31, 2021

Note 2 – Summary of Significant Accounting Policies (Continued)

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

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2021 and 2020, as disclosed in Note 5, containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $331,618 and $437,549 at March 31, 2021 and December 31, 2020, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2021, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liabilities for the three months ended March 31, 2021:

Balance, December 31, 2020	$437,549
Issuance of new derivative liabilities	398,255
Change in fair market value of derivative liabilities	(504,186)
Balance, March 31, 2021	$331,618

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Note 2 – Summary of Significant Accounting Policies (Continued)

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

For the periods ended March 31, 2021 and 2020, a total of 454,438,795 and 1,099,838,839, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive due to the net loss during the period.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is calculated using the straight-line method over the term of the agreement. Depreciation expense for the three months ended March 31, 2021 and 2020 was $195 and $0, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the three months ended March 31, 2021 and 2020 was $1,648 and $1,648, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $19,697 and $0 for the three months ended March 31, 2021 and 2020, respectively.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The Company recorded a Right-of-use asset of $52,904 and a Lease Liability of $52,904 as of March 31, 2021.

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

March 31, 2021

Note 3 - Restricted Cash

Included in cash and non-cash equivalents is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2021 and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2021	December 31, 2020
Prepaid consulting	$168,276	$76,663
Insurance	646	665
Prepaid costs	1,118	-
Total	$170,040	$77,328

Note 5 – Property and Equipment

Fixed assets consisted of the following:

	March 31, 2021	December 31, 2020
Computer hardware	$10,747	$10,747
Office furniture and equipment	3,639	3,639
Shipping and other equipment	7,023	7,023
Land	235,223	-
Total	256,632	21,409
Accumulated depreciation	(16,545)	(16,350)
Property and equipment, net	$240,087	$5,059

Depreciation expense for the three months ended March 31, 2021 and 2020 was $195 and $0, respectively.

Note 6 – Other Assets

Other assets consist of the following:

	March 31, 2021	December 31, 2020
Prepaid consulting	$83,896	$39,914
Deposit	4,123	11,638
Licenses, net	138,722	140,370
Total	$226,741	$191,922

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount consists of the following:

	March 31, 2021	December 31, 2020
License	$153,552	$153,552
Accumulated amortization	(14,830)	(13,182)
Licenses, net	$138,722	$140,370

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Note 7 - Notes Payable-Related Party

At March 31, 2021 and December 31, 2020, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $949,827 and $944,098, respectively. Interest accrued on these notes during the three months ended March 31, 2021 and 2020 was $6,478 and $6,837, respectively. Of these, $251,000 are convertible into common stock at prices ranging from $0.004 and $0.005.

Note 8 – Convertible Notes Payable

In January 2021, the Company entered into a convertible promissory note with principal amount totaling $53,500 with a third party for which the proceeds were used for operations. The Company received net proceeds of $50,000, and a $3,500 original issuance discount was recorded. As of March 31, 2021, the Company also had outstanding convertible promissory notes with principal totaling $232,500 issued at various dates throughout the year ended December 31, 2020. The convertible promissory notes incur interest at 12% per annum and mature on dates ranging from October 5, 2021 to January 25, 2022. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 61% of the average of the three (3) lowest trading prices of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at March 31, 2021 a total of 454,438,795 common shares in connection with these promissory notes.

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

For the note issued during the three months ended March 31, 2021, the Company valued the conversion feature on the date of issuance resulting in an initial liability of $398,255. Since the fair value of the derivative was in excess of the proceeds received of $50,000, a full discount to convertible notes payable and a day one loss on derivative liabilities of $348,255 was recorded during the three months ended March 31, 2021. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion price of $0.0039, the closing stock price of the Company's common stock on the date of valuation of $0.031, an expected dividend yield of 0%, expected volatility of 255%, risk-free interest rate of 0.18%, and an expected term of one year.

On March 31, 2021, the derivative liabilities on the five convertible notes were revalued at $331,618 resulting in a gain of $504,186 for the three months ended March 31, 2021 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.0454, the closing stock price of the Company's common stock on the date of valuation of $0.073, an expected dividend yield of 0%, expected volatility of 231%, risk-free interest rate of 0.18%, and an expected term ranging from 0.5 to 0.8 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the three months ended March 31, 2021 and 2020, the Company amortized $66,856 and $47,769 to interest expense, respectively. As of March 31, 2021, discounts of $181,806 remained for which will be amortized through January 2022.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Note 9 – Equity

Our authorized capital stock consists of an aggregate of 3,505,000,000 shares, comprised of 3,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of March 31, 2021, we have 2,244,453,070 shares of common stock and no preferred shares issued and outstanding.

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

In 2021, we issued 3,411,679 shares of common stock for an investment in the Company’s Private Placement of $217,500.

In 2021, we issued 2,500,000 shares of common stock, valued at $172,500 for consulting services.

In 2021, we issued 4,800,000 shares of common stock, valued at $60,000 for salaries.

Note 10– Subsequent Events

On April 12, 2021, we issued 1,771,758 shares of common stock for the partial conversion of $61,480 for convertible note dated October 19, 2020.

On April 12, 2021, we issued 923,728 shares of common stock for $54,500 of accrued salaries.

On April 12, 2021, we issued 500,000 shares of common stock, valued at $0.059 per share, for consulting services.

On April 19, 2021, we issued 500,000 shares of common stock, valued at $0.054per share, for consulting services.

On April 19, 2021, we issued 160,000 shares of common stock, valued at $0.05 per share, for an investment in the Company’s Private Placement.

On April 20, 2021, we issued 2,693,160 shares of common stock for the complete conversion of $18,044 for convertible note dated October 19, 2020.

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2021 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Note 11 – Commitments and Contingencies

Effective May 1, 2017, the Company entered into a fourth amendment to a Lease Agreement for property located in Oceanside, CA. On March 1, 2020, the Company entered into a fifth amendment to the lease agreement for property located in Oceanside, CA. The amendment extends the expiration date to April 20, 2023 with escalating monthly payments ranging from $2,024 to $2,153. The lease consists of approximately 1,700 square feet. Total rent expense for the three months is $6,072.

Future minimum lease payments as of March 31, 2021 are as follows:

For the quarter ending December 31,

2022	$25,572
2023	8,612

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“statutory safe harbors”) shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the risk factors discussed therein.

General

Our principal executive office is located at 701 Wild Rose Lane, Elk City, Idaho, 83525, our telephone number is (760) 295-7208 and our website is www.therapeuticsolutionsint.com. The reference to our website does not constitute incorporation by reference of the information contained on our website.

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

Chronic Traumatic Encephalopathy (CTE) is caused by repetitive concussive/sub-concussive hits to the head sustained over a period of years and is often found in football players. The condition is characterized by memory loss, impulsive/erratic behavior, impaired judgment, aggression, depression, and dementia. In many patients with CTE, it is anatomically characterized by brain atrophy, reduced mass of frontal and temporal cortices, and medial temporal lobe. TSOI has previously filed several patents in the area of CTE based on modulating the brain microenvironment to enhance receptivity of regenerative cells such as stem cells. On March 4, 2021 the Company received an IND Serial # 27377 for a clinical trial of 10 patients with CTE.

In addition, the Company has filed data with the FDA, as part of IND #17448, which demonstrated that treatment of cancer patients with StemVacs resulted in enhanced activity of a type of immunological cell called “natural killer” cells, otherwise known as “NK cells.”

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

•NanoStilbeneä is an easily absorbed nanoemulsion of nanoparticle pterostilbene derived from the ‘047 patent.

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

On April 13, 2021 the Company filed a patent application titled “Amelioration and Treatment of Opioid Addiction” that discloses compositions of matter, protocols and treatment means for reducing and/or preventing opioid addiction. In one embodiment the invention teaches intranasal administration of umbilical cord blood plasma, or extracts thereof, together with pterostilbene or pterostilbene containing nanoparticles, and/or oxytocin, and/or human chorionic gonadotropin.

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

Chronic Traumatic Encephalopathy (CTE) is caused by repetitive concussive/sub-concussive hits to the head sustained over a period of years and is often found in football players. The condition is characterized by memory loss, impulsive/erratic behavior, impaired judgment, aggression, depression, and dementia. In many patients with CTE, it is anatomically characterized by brain atrophy, reduced mass of frontal and temporal cortices, and medial temporal lobe. TSOI has previously filed several patents in the area of CTE based on modulating the brain microenvironment to enhance receptivity of regenerative cells such as stem cells. On March 4, 2021 the Company received an IND Serial # 27377 for a clinical trial of 10 patients with CTE.

In addition, the Company has filed data with the FDA, as part of IND #17448, which demonstrated that treatment of cancer patients with StemVacs resulted in enhanced activity of a type of immunological cell called “natural killer” cells, otherwise known as “NK cells.”

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

For the three months ended March 31, 2021 and 2020

We had net loss of $186,923 for the three months ended March 31, 2021, compared to a net income of $32,136 for the three months ended March 31, 2020, an decrease of $219,059. This decrease was mainly due to increases in salaries, wages and related costs, interest expenses and losses on changes in derivative liabilities.

Net sales increased $1,547, from $19,514 to $21,061, for the three months ended March 31, 2020 and March 31, 2021, respectively.

Cost of goods sold increased $1,631, from $3,490 to $11,081, for the three months ended March 31, 2020 and March 31, 2021, respectively. These increases were mainly a result of the increases in net sales for products in 2021 and 2020.

Operating expenses for the three-month periods ended March 31, 2021 and 2020 were $270,906 and $138,400, an increase of $132,506. This increase was mainly due to increases in general and administrative, salaries, wages and related expenses, legal and professional fees, and research and development.

General and administrative expenses increased $1,948, from $15,431 to $36,811 for the three months ended March 31, 2020 and 2021, respectively.

Salaries, wages, and related expenses decreased $51,293, from $53,170 to $104,463 for the three months ended March 31, 2020 and 2021, respectively. This increase was mainly due to an increase in wage related expenses for the three months ended March 31, 2021.

Consulting fees increased $3,964 from $37,219 to $41,183 for the three months ended March 31, 2020 and 2021, respectively, due to an increase in overall consulting services.

Legal and professional fees increased $36,172, from $32,580 to $68,752 for the three months ended March 31, 2020 and 2021, respectively, due to an increase in independent public accounting fees and legal expense.

Research and development increased $19,697, from $0 to $19,697 for the three months ended March 31, 2020 and 2021, respectively, due to an increase in overall consulting services.

Loss on derivatives liability decreased approximately $327,500, from $20,755 to $348,255, for the three months ended March 31, 2020 and 2021, respectively. This decrease was mainly due to a reduction in the amount of new convertible notes being issued during the current period.

Change in fair derivatives liabilities gains increased approximately $267,784 from $236,402 to $504,186 for the three months ended March 31, 2020 and 2021, respectively. This increase was largely due to an increase in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense increased $20,793 from $61,135 to $81,928 for the three months ended March 31, 2020 and 2021, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $11.2 million and a working capital deficit of approximately $2 million at March 31, 2021. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2021 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of March 31, 2021, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of March 31, 2021.

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

Item 1A. Risk Factors

No material changes to risk factors have occurred as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 9, 2021.

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

On July 17, 2020 we issued 7,500,000 shares of common stock, valued at $0.0064 each to two officers, and one director of the Company under a Restricted Stock Award.On July 17, 2020, we issued 2,000,000 shares of common stock, valued at $0.0064 per share, for consulting services.

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

Date: May 13, 2021

By:/s/ Timothy G. Dixon

Timothy G. Dixon

President and Chief Executive Officer

(Principal Executive Officer)