Form 10-Q/A
period 2021-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2021-05-21
CIK 1419051

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

	PART 1. Financial Information	PAGE
Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	4

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020	5

	Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Period from January 1, 2021 to March 31, 2021 and January 1, 2020 to March 31, 2020	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Item 4. Controls and Procedures	28

	PART II. Other Information
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
	Signatures	32

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$81,113	$252,147
Restricted cash	10,202	10,202
Accounts receivable	9,479	2,441
Inventory	6,851	5,399
Prepaid expenses and other current assets	170,040	77,328
Total current assets	277,685	347,517

Property and equipment, net	240,087	5,059
Right-of-use asset	52,904	58,976
Other assets	226,741	191,922

Total assets	$797,417	$603,474

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$298,035	$302,477
Accounts payable-related parties	7,210	7,210
Accrued expenses and other current liabilities	568,652	593,925
Lease liability	24,981	24,792
Convertible notes payable, net of discount of $181,806 and $195,162, at March 31, 2021 and December 31, 2020, respectively	104,194	37,338
Notes payable-related parties, net	949,827	944,098
Derivative liabilities	331,618	437,549
Total current liabilities	2,284,517	2,347,389

LONG TERM LIABILITIES
Lease liability, net of current portion	27,923	34,184
TOTAL LIABILITIES	2,312,440	2,381,573

Commitments and contingencies	-	-

Shareholders' Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 3,500,000,000 shares authorized; 2,244,453,070 and 2,223,741,391 shares issued and outstanding at March 31, 2021 and December 31, 20120 respectively.	2,244,453	2,233,742
Additional paid-in capital	7,481,248	7,041,960
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(11,219,724)	(11,032,801)
Total shareholders' deficit	(1,515,023)	(1,778,099)

Total liabilities and shareholders' deficit	$797,417	$603,474

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

Future minimum lease payments as of March 31, 2021 are as follows:

For the quarter ending December 31,
2021	$18,720
2022	$25,572
2023	$8,612

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

Date: May 21, 2021

By:/s/ Timothy G. Dixon

Timothy G. Dixon

President and Chief Executive Officer

(Principal Executive Officer)