Form 10-Q
period 2021-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2021-08-13
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer	☐	Non-Accelerated Filer	☒
Accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2021, the Registrant had 2,263,635,577 outstanding shares of Common Stock with a par value of $0.001 per share.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	Need for additional capital;

●	Limited operating history in our new business model;

●	Limited experience introducing new products;

●	Our ability to successfully expand our operations and manage our future growth;

●	Difficulty in managing our growth and expansion;

●	Dilutive effects of any raising of additional capital;

●	The deterioration of global economic conditions and the decline of consumer confidence and spending;

●	Material weaknesses reported in our internal control over financial reporting;

●	Our ability to protect intellectual property rights and the value of our products;

●	The potential for product liability claims against us;

●	Our dependence on third party manufacturers to manufacture our products;

●	Our common stock is currently classified as a penny stock;

●	Our stock price may experience future volatility;

●	The illiquidity of our common stock; and

●	Substantial sales of shares of our common stock.

●	Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

		PAGE
	PART 1. Financial Information
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	4

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020	5

	Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Period from January 1, 2021 to June 30, 2021 and January 1, 2020 to June 30, 2020	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Item 4. Controls and Procedures	28

	PART II. Other Information
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
	Signatures	31

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,804	$252,147
Restricted cash	10,223	10,202
Accounts receivable	10,414	2,441
Inventory	66,733	5,399
Prepaid expenses and other current assets	175,878	77,328
Total current assets	317,052	347,517

Property and equipment, net	267,792	5,059
Right-of-use asset	46,706	58,976
Other assets	194,301	191,922

Total assets	$825,851	$603,474

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$303,175	$302,477
Accounts payable-related parties	9,723	7,210
Accrued expenses and other current liabilities	443,575	593,925
Lease liability	18,783	24,792
Convertible notes payable, net of discount of $214,174 and $195,162, at June 30, 2021 and December 31, 2020, respectively	53,076	37,338
Notes payable-related parties, net	954,962	944,098
Derivative liabilities	311,163	437,549
Total current liabilities	2,094,457	2,347,389

Long term liabilities
Lease liability, net of current portion	27,923	34,184
Total liabilities	2,122,380	2,381,573

Shareholders’ Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 3,500,000,000 shares authorized; 2,259,521,681 and 2,233,741,391 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	2,259,522	2,233,742
Additional paid-in capital	8,321,915	7,041,960
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(11,856,966)	(11,032,801)
Total shareholders’ deficit	(1,296,529)	(1,778,099)

Total liabilities and shareholders’ deficit	$825,851	$603,474

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Net sales	$23,444	$14,021	$44,505	$33,535
Cost of goods sold	4,086	2,463	15,167	5,953

Gross profit	19,358	11,558	29,338	27,582

Operating expenses:
General and administrative	28,640	18,772	65,451	34,203
Salaries, wages, and related costs	130,767	206,743	235,230	259,913
Consulting fees	76,147	34,041	117,330	71,260
Legal and professional fees	75,146	94,428	143,898	127,008
Research and development	132,085	329,772	151,782	329,772
Total operating expenses	442,785	683,756	713,691	822,156

Loss from operations	(423,427)	(672,198)	(684,353)	(794,574)

Other income (expense):
Loss on derivative liabilities	(84,298)	(82,493)	(432,553)	(103,248)
Change in fair value of derivative liabilities	66,566	(18,126)	570,752	218,276
Interest expense	(196,083)	(94,987)	(278,011)	(156,122)
Other income	-	(21,200)	-	(21,200)
Total other income (expense)	(213,815)	(216,806)	(139,812)	(62,294)

Net loss	$(637,242)	$(889,004)	$(824,165)	$(856,868)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	2,250,426,426	1,723,008,195	2,245,257,452	1,672,290,253

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
December 31, 2019	1,614,627,811	$1,614,628	$5,183,228	$-	$(8,832,900)	$(2,035,044)

Common stock issued for services	156,000,000	156,000	413,700	-	-	569,700
Common stock issued for salaries	18,181,818	18,182	41,818	-	-	60,000
Common stock issued for cash	16,179,309	16,179	40,821	-	-	57,000
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	142,449,554	142,450	10,190	-	-	152,640
Relief of derivative liabilities	-	-	313,704	-	-	313,704
Net loss	-	-	-	-	(856,868)	(856,868)

June 30, 2020	1,947,438,492	$1,947,439	$6,003,461	$-	$(9,689,768)	$(1,738,868)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
March 31, 2020	1,656,544,032	$1,656,544	$5,206,268	$-	$(8,800,764)	$(1,937,952)

Common stock issued for services	156,000,000	156,000	413,700	-	-	569,700
Common stock issued for salaries	18,181,818	18,182	41,818	-	-	60,000
Common stock issued for cash	16,179,309	16,179	40,821	-	-	57,000
Common stock issued upon conversion of convertible notes payable	100,533,333	100,534	20,106	-	-	120,640
Relief of derivative liabilities	-	-	280,748	-	-	280,748
Net loss	-	-	-	-	(889,004)	(889,004)

June 30, 2020	1,947,438,492	$1,947,439	$6,003,461	$-	$(9,689,768)	$(1,738,868)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
December 31, 2020	2,233,741,391	$2,233,742	$7,041,960	$(21,000)	$(11,032,801)	$(1,778,099)

Common stock issued for services	3,500,000	3,500	167,900			171,400
Common stock issued for prepaid fees	3,000,000	3,000	196,500	-	-	199,500
Common stock issued for salaries	7,544,848	7,545	191,455	-	-	199,000
Common stock issued for cash	3,571,679	3,571	221,927	-	-	225,498
Common stock issued for prepaid expenses	500,000	500	22,700	-	-	23,200
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	7,663,763	7,664	238,786	-	-	246,450
Relief of derivative liabilities	-	-	240,687	-	-	240,687
Net loss	-	-	-	-	(824,165)	(824,165)

June 30, 2021	2,259,521,681	$2,259,522	$8,321,915	$(21,000)	$(11,856,966)	$(1,296,529)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
March 31, 2021	2,244,453,070	$2,244,453	$7,481,248	$(21,000)	$(11,219,724)	$(1,515,023)

Common stock issued for services	3,500,000	3,500	167,900	-	-	171,400
Common stock issued for prepaid fees	500,000	500	26,500	-	-	27,000
Common stock issued for salaries	2,744,848	2,745	136,255	-	-	139,000
Common stock issued for cash	160,000	160	7,839	-	-	7,999
Common stock issued for prepaid expenses	500,000	500	22,700	-	-	23,200
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	7,663,763	7,664	238,786	-	-	246,450
Relief of derivative liabilities	-	-	240,687	-	-	240,687
Net loss	-	-	-	-	(637,242)	(637,242)

June 30, 2021	2,259,521,681	$2,259,522	$8,321,915	$(21,000)	$(11,856,966)	$(1,296,529)

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Cash flows from operating activities
Net loss	$(824,165)	$(856,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	29,500	100,000
Stock-based compensation to related parties	141,900	529,500
Loss on derivative liabilities	432,553	103,248
Change in fair value of derivative liabilities	(570,752)	(218,276)
Amortization of prepaid stock-based compensation	40,438	-
Amortization of debt discount	248,238	131,663
Patent amortization	3,296	3,296
Depreciation	1,331	65
Changes in operating assets and liabilities:
Accounts receivable	(7,973)	(1,329)
Inventory	(61,334)	1,342
Prepaid expenses and other current assets	47,322	31,500
Right-of-use asset	12,270	(59,765)
Accounts payable	701	4,665
Accounts payable - related parties	2,513	(5,493)
Accrued expenses and other current liabilities	75,556	22,199
Lease liability	(12,270)	59,764
Net cash used in operating activities	(440,876)	(154,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(237,365)	(5,448)
Deposits	4,015	-
Net cash used in investing activities	(233,350)	(5,448)

Cash flows from financing activities
Payments on notes payable to related party	(2,094)	(1,196)
Proceeds from convertible notes payable	252,500	95,000
Proceeds from notes payable	-	14,479
Proceeds from sale of common stock	225,498	57,000
Net cash provided by financing activities	475,904	165,283

Net increase (decrease) in cash, cash equivalents and restricted cash	(198,322)	5,346
Cash, cash equivalents and restricted cash at beginning of period	262,349	36,597
Cash, cash equivalents and restricted cash at end of period	$64,027	$41,943

Supplemental cash flow information:
Cash paid for interest	$1,133	$1,250
Cash paid for income taxes	$800	$-

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$14,750	$9,000
Debt discount recorded in connection with derivative liability	$252,500	$95,000
Common stock issued in conversion of convertible notes payable and interest	$487,137	$466,344
Common stock issued for prepaid fees	$199,500	$-
Common stock issued for accrued salaries	$199,000	$-
Accrued interest added to principal	$12,956	$13,341
Common stock issued for land development	$23,200	$-

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$53,804	$31,741
Restricted cash	10,223	10,202
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$64,027	$41,943

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

TSOI is developing a range of immune-modulatory agents to target certain cancers, schizophrenia, suicidal ideation, traumatic brain injury, lung pathologies, and for daily health.

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, NanoStilbeneä PKE, is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion’s can improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time. Recently the Company was approved to sell certain nutraceuticals on the Amazon Platform. In addition to this our products are now listed in RangeMe. RangeMe.com is an online platform that enables retail buyers to efficiently discover innovative and emerging products while empowering suppliers to manage and grow their brands with the tools, insights, and services they need. With 10,000+ Retail buyers our products are now placed in front of them in our category of dietary supplements and nutraceuticals.

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

June 30, 2021

Note 1 – Organization and Business Description (Continued)

Management does not expect existing cash as of June 30, 2021 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2021, the Company has incurred losses totaling $11.9 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2021. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the three months ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated balance sheet at December 31, 2020, contained in the above referenced Form 10-K.

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

June 30, 2021

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

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2021 and 2020, as disclosed in Note 8, containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $311,163 and $437,549 at June 30, 2021 and December 31, 2020, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2021, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liabilities for the three months ended June 30, 2021:

Balance, December 31, 2020	$437,549
Issuance of new derivative liabilities	685,053
Conversions to paid-in capital	(240,687)
Change in fair market value of derivative liabilities	(570,752)
Balance, June 30, 2021	$311,163

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

For the periods ended June 30, 2021 and 2020, a total of 286,251,995 and 47,358,833, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive due to the net loss during the period.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is calculated using the straight-line method over the term of the agreement. Depreciation expense for the six months ended June 30, 2021 and 2020 was $1,331 and $65, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the six months ended June 30, 2021 and 2020 was $3,296 and $3,296, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $151,782 and $329,772 for the six months ended June 30, 2021 and 2020, respectively.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The Company recorded a Right-of-use asset of $46,706 and a Lease Liability of $46,706 as of June 30, 2021.

Recent Accounting Pronouncements

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Note 3 - Restricted Cash

Included in cash and non-cash equivalents is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2022 and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2021	December 31, 2020
Prepaid consulting	$150,625	$76,663
Insurance	935	665
Prepaid costs	24,318	-
Total	$175,878	$77,328

Note 5 – Property and Equipment

Fixed assets consisted of the following:

	June 30, 2021	December 31, 2020
Computer hardware	$10,747	$10,747
Office furniture and equipment	3,639	3,639
Shipping and other equipment	7,023	7,023
Office trailer	18,842
Vehicles	10,000
Land	235,223	-
Total	285,474	21,409
Accumulated depreciation	(17,682)	(16,350)
Property and equipment, net	$267,792	$5,059

Depreciation expense for the three months ended June 30, 2021 and 2020 was $1,137 and $65, respectively and for the six months ended June 30, 2021 and 2020 was $1,331 and $65, respectively.

Note 6 – Other Assets

Other assets consist of the following:

	June 30, 2021	December 31, 2020
Prepaid consulting	$53,104	$39,914
Deposit	4,123	11,638
Licenses, net	137,074	140,370
Total	$194,301	$191,922

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount consists of the following:

	June 30, 2021	December 31, 2020
License	$153,552	$153,552
Accumulated amortization	(16,478)	(13,182)
Licenses, net	$137,074	$140,370

Amortization expense for the three months ended June 30, 2021 and 2020 was $1,648 and $1,648, respectively and for the six months ended June 30, 2021 and 2020 was $3,296 and $3,296, respectively.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Note 7 - Notes Payable-Related Party

At June 30, 2021 and December 31, 2020, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $954,962 and $944,098, respectively. Interest accrued on these notes during the six months ended June 30, 2021 and 2020 was $12,956 and $12,956, respectively. Of these, $251,000 are convertible into common stock at prices ranging from $0.004 and $0.005.

Note 8 – Convertible Notes Payable

At various times during the six months ended June 30, 2021, the Company entered into convertible promissory notes with principal amounts totaling $267,250 with a third party for which the proceeds were used for operations. The Company received net proceeds of $252,500, and a $14,750 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum and mature on dates ranging from January 25, 2022 to June 14, 2022. The convertible promissory notes are convertible to shares of the Company’s common stock 180 days after issuance. The conversion price per share is equal to 61% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at June 30, 2021 a total of 286,251,995 common shares in connection with these promissory notes.

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

For the notes issued during the six months ended June 30, 2021, the Company valued the conversion feature on the date of issuance resulting in an initial liability of $685,053. Since the fair value of the derivative was in excess of the proceeds received of $252,500, a full discount to convertible notes payable and a day one loss on derivative liabilities of $432,553 was recorded during the six months ended June 30, 2021. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0039 to $0.0351, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.031 to $0.054, an expected dividend yield of 0%, expected volatility ranging from 216% to 264%, risk-free interest rate ranging from 0.05% to 0.18%, and an expected term of one year.

During the six months ended June 30, 2021, convertible notes with principal and accrued interest balances totaling $246,450 were converted into 7,663,763 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the six months ended June 30, 2021, the Company recorded $240,687 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0302 to $0.035, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.040 to $0.057, an expected dividend yield of 0%, expected volatility ranging from 243% to 251%, risk-free interest rates ranging from 0.06% to 0.09%, and expected terms ranging from 0.48 to 0.50 years

On June 30, 2021, the derivative liabilities on the five convertible notes were revalued at $311,163 resulting in a gain of $570,752 for the six months ended June 30, 2021 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.026, the closing stock price of the Company’s common stock on the date of valuation of $0.042, an expected dividend yield of 0%, expected volatility ranging from 207% to 312%, risk-free interest rate of 0.07%, and an expected term ranging from 0.57 to 0.96 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the six months ended June 30, 2021 and 2020, the Company amortized $248,238 and $131,663 to interest expense, respectively. As of June 30, 2021, discounts of $214,174 remained which will be amortized through June 2022.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Note 9 – Equity

Our authorized capital stock consists of an aggregate of 3,505,000,000 shares, comprised of 3,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of June 30, 2021, we have 2,259,521,681 shares of common stock and no preferred shares issued and outstanding.

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

In 2021, we issued 3,571,679 shares of common stock for an investment in the Company’s Private Placement of $225,500.

In 2021, we issued 7,000,000 shares of common stock, valued at $364,600 for consulting services.

In 2021, we issued 7,544,848 shares of common stock, valued at $228,500 for salaries.

In 2021, we issued 7,663,763 shares of common stock for the conversion of convertible notes of $422,500.

Note 10– Subsequent Events

On July 6, 2021, we issued 278,396 shares of common stock, valued at $0.03592 per share, for an investment in the Company’s Private Placement.

On July 12, 2021, we issued 1,000,000 shares of common stock, valued at $0.0357 per share, for consulting services.

On July 27, 2021, we issued 2,835,500 shares of common stock for the complete conversion of $56,710 for convertible note dated October 19, 2020.

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2021 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Note 11 – Commitments and Contingencies

Effective May 1, 2017, the Company entered into a fourth amendment to a Lease Agreement for property located in Oceanside, CA. On March 1, 2020, the Company entered into a fifth amendment to the lease agreement for property located in Oceanside, CA. The amendment extends the expiration date to April 20, 2023 with escalating monthly payments ranging from $2,024 to $2,153. The lease consists of approximately 1,700 square feet. Total rent expense for the three months is $6,261.

Future minimum lease payments as of June 30, 2021 are as follows:

For the quarter ending December 31,
2021	$12,522
2022	25,572
2023	8,612

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

TSOI is developing a range of immune-modulatory agents to target certain cancers, schizophrenia, suicidal ideation, traumatic brain injury, lung pathologies, and for daily health.

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, NanoStilbeneä PKE, is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion’s can improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time. Recently the Company was approved to sell certain nutraceuticals on the Amazon Platform. In addition to this our products are now listed in RangeMe. RangeMe.com is an online platform that enables retail buyers to efficiently discover innovative and emerging products while empowering suppliers to manage and grow their brands with the tools, insights, and services they need. With 10,000+ Retail buyers our products are now placed in front of them in our category of dietary supplements and nutraceuticals.

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

On August 4th, 2021, the Company announced clearance from the Food and Drug Administration (FDA) to initiate a Phase III pivotal trial for registration of the Company’s JadiCell™ universal donor stem cell as a treatment for COVID-19 associated lung failure under IND # 19757. In previous studies the Company has demonstrated the superior activity of JadiCell™ to other types of stem cells including bone marrow, adipose, cord blood, and placenta. Furthermore, the JadiCell™ was shown to be 100% effective in saving the lives of COVID-19 patients under the age of 85 in a double-blind placebo controlled clinical trial with patients in the ICU on a ventilator. In patients over the age of 85 the survival rate was 91%.

Nutraceutical Division (TSOI)

●	ProJuvenol® is a patented, (US No.: 9,682,047) and powerful synergistic blend of complex anti-aging ingredients in capsules.

●	NanoStilbene™ is an easily absorbed nanoemulsion of nanoparticle pterostilbene derived from the ‘047 patent.

●	DermalStilbene is a topical form of pterostilbene delivered via spray application onto skin, derived from the ‘047 patent.

●	IsoStilbene an injectable formulation of pterostilbene is available by prescription only, derived from the ‘047 patent.

●	NeuroStilbene is an intranasal form of pterostilbene delivered via spray application inside the nostril, derived from the ‘047 patent.

●	NanoPlus is a blend of NanoStilbene and Nano Cannabidiol which are an easily absorbed Nanoparticles formulation of Pterostilbene and Cannabidiol.

●	Nano Cannabidiol is an easily absorbed Nanoparticle formulation of Cannabidiol Isolate in the range of 75-90 nanometers. This product is built on the same nano platform as NanoStilbene and is delivered at a concentration of 200mg per milliliter.

●	NanoPSA is a blend of NanoStilbene™ and Broccoli Sprout Extract (BSE) providing 74mg of BSE and 125mg of our patented NanoStilbene, a proprietary formulation of nanoparticle pterostilbene.

●	NLRP3 Trifecta is a two-product combo and consists of one bottle of NanoPSA and one bottle of GTE-50 green tea extract.

●	QuadraMune™ is a synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquinone.

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

On October 16, 2017, the Company filed a patent application titled “Synergistic Inhibition of Glioma Using Pterostilbene and Analogues Thereof” which was developed to utilize the ability of the immune system to augment the possibility of increasing overall survival of glioma patients after treatment with conventional therapies. Our data suggests that when pterostilbene is combined with brain cancer therapeutics such as Gefitinib, Sertraline, or Temozolomide, the prognosis is vastly improved.

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

On October 27, 2020, the Company filed a patent application titled ““Protection/Regeneration of Neurological Function by Endothelial Protection/Rejuvenation using Stem Cells for Treatment of Conditions such as Chronic Traumatic Encephalopathy and Schizophrenia” which therapeutic compounds, protocols, and compositions of matter useful for treatment of neurological conditions. In one embodiment the invention teaches the treatment of chronic traumatic encephalopathy (CTE) through protecting/regenerating the endothelial by administration of cells such as stem cells. In one embodiment stem cells are administered in order to protect the endothelium from apoptosis and to preserve the blood brain barrier. In another embodiment stem cells are administered together with endothelial progenitor cells in order to regenerate neural endothelium. In other embodiments preservation of brain integrity in conditions of degeneration is accomplished by administration of stem cells and/or endothelial cells.

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

On December 8, 2020 the Company filed a patent application titled “Treatment of Major Depressive Disorder and Suicidal Ideations Through Stimulation of Hippocampal Neurogenesis Utilizing Plant-Based Approaches” that teaches means and methods of treating major depressive disorder and/or other disorders that predispose to suicide by administration of nutraceutical means, wherein said nutraceuticals are administered at a frequency and/or concentration sufficient to induce proliferation of endogenous neural progenitor cells. In one embodiment said nutraceuticals are comprised of green tea extract, and/or nigella sativa, and/or pterostilbene, and/or sulforaphane. In some embodiment’s nutraceutical compositions are utilized to overcome treatment resistant of currently used antidepressants.

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

On May 17, 2021 the Company filed a patent application titled “Treatment of Major Depressive Disorder by Low Dose Interleukin-2”

which teaches methods, compositions of matter, and protocols useful for treatment of major depressive disorder through administration of low dose interleukin-2 at a concentration and/or frequency sufficient to increase expansion of T regulatory cell numbers and/or enhancement of T regulatory cell activity. In some embodiments administration of interleukin-2 is provided as means of enhancing efficacy of standard antidepressant therapies. Furthermore, administration of interleukin-2 receptor agonists is also described in the current invention as a treatment of major depressive disorder.

On May 21, 2021 the Company filed a patent application titled “Lithium as a Monotherapy and/or Stem Cell Adjuvant Therapy for Pulmonary Fibrosis” that disclosed compositions of matter, therapeutics, and protocols useful for reduction and/or reversion of pulmonary fibrosis. In one specific embodiment lithium chloride is administered together with a regenerative cell in a patient suffering from, or at risk of pulmonary fibrosis. In one embodiment said lithium chloride is administered as an adjuvant to a regenerative therapy, wherein said regenerative therapy is a gene therapy, a protein therapy, a cell therapy, or a tissue transplant. In one embodiment lithium chloride, or a salt thereof is utilized alone, or with a regenerative means, to evoke preservation and/or elongation of telomere length in pulmonary tissue. In one embodiment the invention teaches administration of umbilical cord mesenchymal stem cells (MSC) and/or products derived from said cells in order to induce an inhibition of natural or pathological reduction of telomere length, to preserve telomere length or to enhance telomere length. In one embodiment the MSC described in the invention as useful are umbilical cord derived MSC.

On May 24, 2021 the Company filed a patent application titled “Immunotherapies for Targeting of Tumor Vasculature” that disclosed novel means, protocols, and compositions of matter for creating targeted immune responses and/or induction of immunological memory towards the tumor vasculature. In one embodiment pluripotent stem cells are transfected with one or more genes capable of eliciting immunity, induced to differentiate into endothelial-like cells which resemble the tumor endothelial cells, and utilized as a vaccine. In some embodiment’s genes are engineered under control of specific promoters to allow for various specificities of activity. In one specific embodiment pluripotent stem cells engineered to endow properties capable of inducing expression of the α-Gal epitope (Galα1,3Galα1,4GlcNAc-R). Addition of adjuvants to enhance antigen presentation of the vaccine composition, as well as means of stimulating systemic enhancement of circulating endothelial specific T cells are also disclosed.

On July 06, 2021 the Company filed a patent application titled “Treatment of Parkinson’s Disease by Immune Modulation and Regenerative Means” in which we describe and disclose means, methods and compositions of matter for treatment Parkinson’s Disease through concurrent immune modulation and regenerative means. In one embodiment Parkinson’s Disease is treated by augmentation of T regulatory cell numbers and/or activity while concurrently providing regenerative cells such as mesenchymal stem cells, and/or dopamine secreting cells. In one embodiment administration of immunoglobulins such as IVIG together with low dose interleukin-2 and/or low dose naltrexone is disclosed as a preparatory means prior to administration of therapeutic cells such as stem cells. Other therapeutic means utilized in an adjuvant manner are also provided for hormonal rebalancing, transcranial magnetic stimulation, and deep brain stimulation.

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

Chronic Traumatic Encephalopathy (CTE), Traumatic Brain Injury (TBI), and Lung Pathology.

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

On December 17, 2020 the Company filed an Investigational New Drug (IND) application seeking permission from the Food and Drug Administration (FDA) to initiate a Phase I/II clinical trial assessing safety and signals of efficacy for treatment of Chronic Traumatic Encephalopathy (CTE) patients with JadiCells™. On March 4, 2021 the Company received formal notice from FDA that our IND has been assigned serial # 27377.

On August 4th, 2021, the Company announced clearance from the Food and Drug Administration (FDA) to initiate a Phase III pivotal trial for registration of the Company’s JadiCell™ universal donor stem cell as a treatment for COVID-19 associated lung failure under IND # 19757. In previous studies the Company has demonstrated the superior activity of JadiCell™ to other types of stem cells including bone marrow, adipose, cord blood, and placenta. Furthermore, the JadiCell™ was shown to be 100% effective in saving the lives of COVID-19 patients under the age of 85 in a double-blind placebo controlled clinical trial with patients in the ICU on a ventilator. In patients over the age of 85 the survival rate was 91%.

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

On December 31, 2020 the Company signed license agreements with Campbell Neurosciences Inc., a partially owned company, for access to the 9 patents filed related to the previous Campbell Neurosciences Division. The patents are:

1.	63/128759 Immunotherapy for Opioid Addiction

2.	63/122862 Treatment of Major Depressive Disorder and Suicidal Ideations Through Stimulation of Hippocampal Neurogenesis Utilizing Plant-Based Approaches

3.	63/105964 Protection/Regeneration of Neurological Function by Endothelial Protection/Rejuvenation using Stem Cells for Treatment of Conditions such as Chronic Traumatic Encephalopathy and Schizophrenia

4.	17/030416 Personalized Immunotherapies for Reduction of Brain Inflammation and Suicide Prevention

5.	63/077723 Immunotherapy of Schizophrenia and Schizophrenia Associated Suicidal Ideation/Suicide

6.	63/071381 Upregulation of Therapeutic T Regulatory Cells and Suppression of Suicidal Ideations in Response to Inflammation by Administration of Nutraceutical Compositions Alone or Combined with Minocycline

7.	63/068388 Methods of Determining Risk of Suicide and/or Suicidal Ideation by Immunological Assessment

8.	63/061202 Prevention of Neuroinflammation associated Memory Loss Using Nutraceutical Compositions

9.	63/057315 Neuroprotection and Neuroregeneration by Pterostilbene and Compositions Thereof

10.	63/189630 Treatment of Major Depressive Disorder by Low Dose Interleukin-2

On May 17, 2021, Therapeutic Solutions International, Inc. licensed partially owned subsidiary Campbell Neurosciences, Inc. entered into an exclusive patent license agreement for 63/189630 Treatment of Major Depressive Disorder by Low Dose Interleukin-2.

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

GOVERNMENT REGULATION

The Company’s business is subject to varying degrees of regulation by a number of government authorities in the United States, including the United States Food and Drug Administration (FDA), the Federal Trade Commission (FTC), and the Consumer Product Safety Commission. The Company will be subject to additional agencies and regulations if it enters the manufacturing business. Various agencies of the state and localities in which we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business that these and other authorities regulate include, among others:

●	product claims and advertising;

●	product labels;

●	product ingredients; and

●	how we package, distribute, import, export, sell and store our products.

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

The FDA has also issued regulations governing the labeling and marketing of dietary and nutritional supplement products. They include:

●	the identification of dietary or nutritional supplements and their nutrition and ingredient labeling;

●	requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;

●	labeling requirements for dietary or nutritional supplements for which “high potency” and “antioxidant” claims are made;

●	notification procedures for statements on dietary and nutritional supplements; and

●	pre-market notification procedures for new dietary ingredients in nutritional supplements

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

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, NanoStilbeneä PKE, is prepared by low-energy emulsification which allows for better solubility, stability, and the release performance of pterostilbene nanoparticles. The pterostilbene placed in a nanoemulsion droplet is free from air, light, and hard environment; therefore, as a delivery system, nanoemulsion’s can improve the bioavailability of pterostilbene but also protect it from oxidation and hydrolysis, while it possesses an ability of sustained release at the same time. Recently the Company was approved to sell certain nutraceuticals on the Amazon Platform. In addition to this our products are now listed in RangeMe. RangeMe.com is an online platform that enables retail buyers to efficiently discover innovative and emerging products while empowering suppliers to manage and grow their brands with the tools, insights, and services they need. With 10,000+ Retail buyers our products are now placed in front of them in our category of dietary supplements and nutraceuticals.

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

On August 4th, 2021, the Company announced clearance from the Food and Drug Administration (FDA) to initiate a Phase III pivotal trial for registration of the Company’s JadiCell™ universal donor stem cell as a treatment for COVID-19 associated lung failure under IND # 19757. In previous studies the Company has demonstrated the superior activity of JadiCell™ to other types of stem cells including bone marrow, adipose, cord blood, and placenta. Furthermore, the JadiCell™ was shown to be 100% effective in saving the lives of COVID-19 patients under the age of 85 in a double-blind placebo controlled clinical trial with patients in the ICU on a ventilator. In patients over the age of 85 the survival rate was 91%.

For the three and six months ended June 30, 2021 and 2020

We had net loss of $637,242 for the three months ended June 30, 2021, compared to a net loss of $889,004 for the three months ended June 30, 2020, a decrease of $251,762. This decrease was mainly due to decreases in salaries, wages and related costs and research and development expenses. We had net loss of $856,868 for the six months ended June 30, 2020, compared to a net loss of $824,165 for the six months ended June 30, 2021, an increase of $32,703. This increase was mainly due to decreases in salaries, wages and related costs and research and development expenses.

Net sales increased $9,423, from $14,021 to $23,444, for the three months ended June 30, 2020 and June 30, 2021, respectively. Net sales increased $10,970, from $33,535 to $44,505, for the six months ended June 30, 2020 and June 30, 2021, respectively.

Cost of goods sold increased $1,631, from $2,463 to $4,086, for the three months ended June 30, 2020 and June 30, 2021, respectively. These increases were mainly a result of the increases in net sales for products in 2021 and 2020. Cost of goods sold increased $9,214, from $5,953 to $15,167, for the six months ended June 30, 2020 and June 30, 2021, respectively. These increases were mainly a result of the increases in net sales for products in 2021 and 2020.

Operating expenses for the three-month periods ended June 30, 2021 and 2020 were $442,785 and $683,756, a decrease of $240,971. This decrease was mainly due to decreases in salaries, wages and related expenses and research and development. Operating expenses for the six-month periods ended June 30, 2021 and 2020 were $713,691 and $822,156, a decrease of $108,465. This decrease was mainly due to a significant decrease in salaries, wages and related costs and research and development expenses.

General and administrative expenses increased $9,868, from $18,772 to $28,640 for the three months ended June 30, 2020 and 2021, respectively. General and administrative expenses increased $31,248, from $34,203 to $65,451 for the six months ended June 30, 2020 and 2021, respectively. This decrease was mainly attributable to an increase in expenses during the three and six months ended June 30, 2021.

Salaries, wages, and related expenses decreased $105,476, from $206,743 to $130,767 for the three months ended June 30, 2020 and 2021, respectively. This decrease was mainly due to a decrease in wage related expenses for the three months ended June 30, 2021. Salaries, wages, and related expenses decreased $54,183, from $259,913 to $235,230 for the six months ended June 30, 2020 and 2021, respectively. This decrease was mainly due to a decrease in wage related expenses for the three and six months ended June 30, 2021.

Consulting fees increased $42,106 from $34,041 to $76,147 for the three months ended June 30, 2020 and 2021, respectively, due to an increase in overall consulting services. Consulting fees increased $46,070 from $71,260 to $117,330 for the six months ended June 30, 2020 and 2021, respectively, due to an increase in overall consulting services.

Legal and professional fees decreased $19,282 from $94,428 to $75,146 for the three months ended June 30, 2020 and 2021, respectively, due to a decrease in independent public accounting fees and legal expense. Legal and professional fees increased $16,890, from $127,008 to $143,898 for the six months ended June 30, 2020 and 2021. These increases were mainly related to independent public accounting fees and legal expenses duringsix months ended June 30, 2021.

Research and development decreased $197,687, from $329,772 to $132,085 for the three months ended June 30, 2020 and 2021, respectively, due to a decrease in research and development. Research and development decreased $323,540, from $329,772 to $177,990 for the six months ended June 30, 2020 and 2021. These decreases were mainly related to research and development expenses during the three and six months ended June 30, 2020.

Loss on derivatives liability increased approximately $1.800, from $82,493 to $84,298, for the three months ended June 30, 2020 and 2021, respectively. This increase was mainly due to an increase in the amount of new convertible notes being issued during the current period. Loss on derivatives liability increased approximately $329,305, from $103,248 to $432,553, for the six months ended June 30, 2020 and 2021, respectively This increase was mainly due an increase in the amount of new convertible notes being issued during the current six-month period.

Change in fair derivatives liabilities gains increased approximately $82,692 from $(18,126) to $66,566 for the three months ended June 30, 2020 and 2021, respectively. This increase was largely due to an increase in the balance of convertible notes outstanding upon which the derivative liability is recorded. Change in fair derivatives liabilities gains increased $352,476 from $218,276 to $570,752 for the six months ended June 30, 2020 and 2021, respectively. This increase was largely due to an increase in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense increased $101,096 from $94,987 to $196,083 for the three months ended June 30, 2020 and 2021, respectively. This increase was mainly due to increased debt balances. Net interest expense increased $121,889 from $156,122 to $278,011 for the six months ended June 30, 2020 and 2021, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $11.9 million and a working capital deficit of approximately $1.8 million at June 30, 2021. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2021 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of June 30, 2021, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2021.

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

On April 19, 2021, we issued 500,000 shares of common stock, valued at $0.054 per share, for consulting services.

On April 19, 2021, we issued 160,000 shares of common stock, valued at $0.05 per share, for an investment in the Company’s Private Placement.

On April 20, 2021, we issued 2,693,160 shares of common stock for the complete conversion of $18,044 for convertible note dated October 19, 2020.

On May 18, 2021, we issued 1,672,024 shares of common stock for the complete conversion of $56,180 for convertible note dated November 18, 2020.

On June 18, 2021, we issued 1,526,821 shares of common stock for the complete conversion of $46,110 for convertible note dated December 18, 2020.

On June 18, 2021, we issued 3,000,000 shares of common stock, valued at $0.464 per share, for consulting services.

On June 18, 2021, we issued 1,821,120 shares of common stock for $84,500 of accrued salaries.

On June 24, 2021, we issued 500,000 shares of common stock, valued at $0.464 per share, for consulting services.

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

Date: August 13, 2021

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer
(Principal Executive Officer)

