Form 10-Q
period 2021-09-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2021-11-22
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

Large Accelerated Filer	☐	Non-Accelerated Filer	☒
Accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 19, 2021, the Registrant had 2,294,196,612 outstanding shares of Common Stock with a par value of $0.001 per share.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	TSOI	OTC

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

		PAGE
	PART 1. Financial Information
Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020	5

	Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Period from January 1, 2021 to September 30, 2021 and January 1, 2020 to September 30, 2020	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29

	PART II. Other Information
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
	Signatures	32

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$62,259	$252,147
Restricted cash	10,223	10,202
Accounts receivable	21,488	2,441
Inventory	61,404	5,399
Prepaid expenses and other current assets	302,178	77,328
Total current assets	457,552	347,517

Property and equipment, net	309,944	5,059
Right-of-use asset	40,445	58,976
Other assets	357,329	191,922

Total assets	$1,165,270	$603,474

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$361,655	$302,477
Accounts payable-related parties	7,252	7,210
Accrued expenses and other current liabilities	450,080	593,925
Lease liability	25,374	24,792
Notes payable, current portion	4,071	-
Convertible notes payable, net of discount of $217,842 and $195,162, at September 30, 2021 and December 31, 2020, respectively	104,658	37,338
Notes payable-related parties, net	960,030	944,098
Derivative liabilities	342,117	437,549
Total current liabilities	2,255,237	2,347,389

LONG TERM LIABILITIES
Notes payable, net of current portion	16,631	-
Lease liability, net of current portion	15,071	34,184
TOTAL LIABILITIES	2,286,939	2,381,573

Commitments and contingencies	-	-

Shareholders’ Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 3,500,000,000 shares authorized; 2,274,932,452 and 2,233,741,391 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	2,274,933	2,233,742
Additional paid-in capital	9,259,342	7,041,960
Shares to be issued	36,821	-
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(12,671,765)	(11,032,801)
Total shareholders’ deficit	(1,121,669)	(1,778,099)

Total liabilities and shareholders’ deficit	$1,165,270	$603,474

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Net sales	$57,291	$11,351	$101,796	$44,886
Cost of goods sold	12,431	2,724	27,598	8,677

Gross profit	44,860	8,627	74,198	36,209

Operating expenses:
General and administrative	31,271	27,994	96,722	62,197
Salaries, wages, and related costs	83,968	215,477	319,198	475,390
Consulting fees	107,514	48,751	224,844	120,011
Legal and professional fees	492,295	72,891	636,193	199,899
Research and development	31,815	133,921	183,597	463,693
Total operating expenses	746,863	499,034	1,460,554	1,321,190

Loss from operations	(702,003)	(490,407)	(1,386,356)	(1,284,981)

Other income (expense):
Loss on derivative liabilities	(45,006)	-	(477,559)	(103,248)
Change in fair value of derivative liabilities	53,624	37,972	624,376	256,248
Interest expense	(121,414)	(47,561)	(399,425)	(203,683)
Other income	-	-	-	(21,200)
Total other income (expense)	(112,796)	(9,589)	(252,608)	(71,883)

Net loss	$(814,799)	$(499,996)	$(1,638,964)	$(1,356,864)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	2,267,469,428	2,092,537,522	2,253,155,062	1,813,912,043

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit
December 31, 2019	1,614,627,811	$1,614,628	$5,183,228	$-	$-	$(8,832,900)	$(2,035,044)

Common stock issued for services	163,500,000	163,500	473,050	-	-	-	636,550
Common stock issued for salaries	37,681,818	37,682	162,718	-	-	-	200,400
Common stock issued for cash	200,375,737	200,375	451,324	-	(21,000)	-	630,699
Offering costs	-	-	(19,456)	-	-	-	(19,456)
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	151,418,784	151,419	36,202	-	-	-	187,621
Relief of derivative liabilities	-	-	360,096	-	-	-	360,096
Net loss	-	-	-	-	-	(1,356,864)	(1,356,864)

September 30, 2020	2,167,604,150	$2,167,604	$6,647,162	$-	$(21,000)	$(10,189,764)	$(1,395,998)

	Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit
June 30, 2020	1,947,438,492	$1,947,439	$6,003,461	$-	$-	$(9,689,768)	$(1,738,868)

Common stock issued for services	15,500,000	15,500	74,550	-	-	-	90,050
Common stock issued for salaries	19,500,000	19,500	120,900	-	-	-	140,400
Common stock issued for cash	176,196,428	176,196	395,304	-	(21,000)	-	550,500
Offering costs	-	-	(19,456)	-	-	-	(19,456)
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	8,969,230	8,969	26,011	-	-	-	34,980
Relief of derivative liabilities	-	-	46,392	-	-	-	46,392
Net loss	-	-	-	-	-	(499,996)	(499,996)

September 30, 2020	2,167,604,150	$2,167,604	$6,647,162	$-	$(21,000)	$(10,189,764)	$(1,395,998)

	Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit
December 31, 2020	2,233,741,391	$2,233,742	$7,041,960	$-	$(21,000)	$(11,032,801)	$(1,778,099)

Common stock issued for services	8,500,000	8,500	512,900	36,821	-	-	558,221
Common stock issued for prepaid fees	7,500,000	7,500	539,950	-	-	-	547,450
Common stock issued for salaries	8,341,723	8,342	231,458	-	-	-	239,800
Common stock issued for cash	4,850,075	4,850	280,649	-	-	-	285,499
Common stock issued for land development	1,500,000	1,500	57,400	-	-	-	58,900
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	10,499,263	10,499	292,660	-	-	-	303,159
Relief of derivative liabilities	-	-	302,365	-	-	-	302,365
Net loss	-	-	-	-	-	(1,638,964)	(1,638,964)

September 30, 2021	2,274,932,452	$2,274,933	$9,259,342	$36,821	$(21,000)	$(12,671,765)	$(1,121,669)

	Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit
June 30, 2021	2,259,521,681	$2,259,522	$8,321,915	$-	$(21,000)	$(11,856,966)	$(1,296,529)

Common stock issued for services	5,000,000	5,000	345,000	36,821	-	-	386,821
Common stock issued for prepaid fees	4,500,000	4,500	343,450	-	-	-	347,950
Common stock issued for salaries	796,875	797	40,003	-	-	-	40,800
Common stock issued for cash	1,278,396	1,278	58,722	-	-	-	60,000
Common stock issued for land development	1,000,000	1,000	34,700	-	-	-	35,700
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	2,835,500	2,836	53,874	-	-	-	56,710
Relief of derivative liabilities	-	-	61,678	-	-	-	61,678
Net loss	-	-	-	-	-	(814,799)	(814,799)

September 30, 2021	2,274,932,452	$2,274,933	$9,259,342	$36,821	$(21,000)	$(12,671,765)	$(1,121,669)

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Cash flows from operating activities
Net loss	$(1,638,964)	$(1,356,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	416,321	100,200
Stock-based compensation to related parties	141,900	736,750
Loss on derivative liabilities	477,559	103,248
Change in fair value of derivative liabilities	(624,376)	(256,248)
Amortization of prepaid stock-based compensation	91,646	-
Amortization of debt discount	353,320	169,215
Patent amortization	4,943	4,943
Depreciation	4,051	195
Changes in operating assets and liabilities:
Accounts receivable	(19,047)	319
Inventory	(56,005)	513
Prepaid expenses and other current assets	88,789	6,061
Right-of-use asset	18,531	(55,321)
Accounts payable	59,178	(706)
Accounts payable -related parties	42	(5,515)
Accrued expenses and other current liabilities	132,549	63,028
Lease liability	(18,531)	55,320
Net cash used in operating activities	(568,094)	(434,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(260,565)	(5,448)
Deposits	4,015	-
Net cash used in investing activities	(256,550)	(5,448)

Cash flows from financing activities
Payments on notes payable to related party	(3,503)	(22,478)
Proceeds from convertible notes payable	353,750	95,000
Proceeds from notes payable	-	14,479
Payments on notes payable	(969)	-
Proceeds from sale of common stock	285,499	611,243
Net cash provided by financing activities	634,777	698,244

Net increase (decrease) in cash, cash equivalents and restricted cash	(189,867)	257,934
Cash, cash equivalents and restricted cash at beginning of period	262,349	36,597
Cash, cash equivalents and restricted cash at end of period	$72,482	$294,531

Supplemental cash flow information:
Cash paid for interest	$2,311	$4,030
Cash paid for income taxes	$800	$800

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$22,250	$9,000
Debt discount recorded in connection with derivative liability	$353,750	$95,000
Common stock issued in conversion of convertible notes payable and interest	$605,525	$547,716
Property and equipment purchased with note payable	$21,671	$-
Common stock issued for prepaid fees	$547,450	$-
Common stock issued for accrued salaries	$239,800	$-
Accrued interest added to principal	$19,434	$20,398
Common stock issued for land development	$58,900	$-

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$62,259	$284,329
Restricted cash	10,223	10,202

Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$72,482	$294,531

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

September 30, 2021

Note 1 – Organization and Business Description (Continued)

Management does not expect existing cash as of September 30, 2021 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2021, the Company has incurred losses totaling $12.6 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (SEC) Regulation S-X, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2021. The accompanying unaudited condensed consolidated financial statements include the accounts of TSOI and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the balances and results for the interim period included herein. The results of operations for the nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated balance sheet at December 31, 2020, contained in the above referenced Form 10-K.

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

September 30, 2021

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

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $342,117 and $437,549 at September 30, 2021 and December 31, 2020, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2021, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations.

The following is the change in derivative liabilities for the nine months ended September 30, 2021:

Balance, December 31, 2020	$437,549
Issuance of new derivative liabilities	831,309
Conversions to paid-in capital	(302,365)
Change in fair market value of derivative liabilities	(624,376)
Balance, September 30, 2021	$342,117

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

For the periods ended September 30, 2021 and 2020, a total of 243,468,125 and 47,358,833, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive due to the net loss during the period.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is calculated using the straight-line method over the term of the agreement. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $4,051 and $195, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the nine months ended September 30, 2021 and 2020 was $4,943 and $4,943, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $183,597 and $463,693 for the nine months ended September 30, 2021 and 2020, respectively.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. The Company recorded a Right-of-use asset of $40,445 and a Lease Liability of $40,445 as of September 30, 2021.

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

September 30, 2021

Note 3 - Restricted Cash

Included in cash and non-cash equivalents is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2022 and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2021	December 31, 2020
Prepaid consulting	$299,396	$76,663
Insurance	1,553	665
Prepaid costs	1,118	-
Employee advance	111	-
Total	$302,178	$77,328

Note 5 – Property and Equipment

Fixed assets consisted of the following:

	September 30, 2021	December 31, 2020
Computer hardware	$10,747	$10,747
Office furniture and equipment	3,639	3,639
Shipping and other equipment	7,023	7,023
Office trailer	18,842	-
Vehicles	31,672	-
Land	258,423	-
Total	330,346	21,409
Accumulated depreciation	(20,402)	(16,350)
Property and equipment, net	$309,944	$5,059

Depreciation expense for the three months ended September 30, 2021 and 2020 was $1,331 and $65, respectively and for the nine months ended September 30, 2021 and 2020 was $4,051 and $195, respectively.

Note 6 – Other Assets

Other assets consist of the following:

	September 30, 2021	December 31, 2020
Prepaid consulting	$182,079	$39,914
Deposit	39,823	11,638
Licenses, net	135,427	140,370
Total	$357,329	$191,922

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount consists of the following:

	September 30, 2021	December 31, 2020
License	$153,552	$153,552
Accumulated amortization	(18,125)	(13,182)
Licenses, net	$135,427	$140,370

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

Amortization expense for the three months ended September 30, 2021 and 2020 was $1,648 and $1,648, respectively and for the nine months ended September 30, 2021 and 2020 was $4,943 and $4,943, respectively.

Note 7 - Notes Payable-Related Party

At September 30, 2021 and December 31, 2020, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $960,030 and $944,098, respectively. Interest accrued on these notes during the nine months ended September 30, 2021 and 2020 was $19,435 and $20,398, respectively. Of these, $251,000 are convertible into common stock at prices ranging from $0.004 and $0.005.

Note 8 – Convertible Notes Payable

At various times during the nine months ended September 30, 2021, the Company entered into convertible promissory notes with principal amounts totaling $376,000 with a third party for which the proceeds were used for operations. The Company received net proceeds of $353,750, and a $22,250 original issuance discount was recorded. The convertible promissory notes incur interest at 12% per annum and mature on dates ranging from January 25, 2022 to August 2, 2022. The convertible promissory notes are convertible to shares of the Company's common stock 180 days after issuance. The conversion price per share is equal to 61% of the average of the three (3) lowest trading prices of the Company's common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at September 30, 2021 a total of 243,468,125 common shares in connection with these promissory notes.

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

For the notes issued during the nine months ended September 30, 2021, the Company valued the conversion feature on the date of issuance resulting in an initial liability of $831,309. Since the fair value of the derivative was in excess of the proceeds received of $353,750, a full discount to convertible notes payable and a day one loss on derivative liabilities of $477,559 was recorded during the nine months ended September 30, 2021. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0039 to $0.0351, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.031 to $0.054, an expected dividend yield of 0%, expected volatility ranging from 205% to 264%, risk-free interest rate ranging from 0.05% to 0.18%, and an expected term of one year.

During the nine months ended September 30, 2021, convertible notes with principal and accrued interest balances totaling $303,159 were converted into 10,499,263 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the nine months ended September 30, 2021, the Company recorded $302,365 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.02 to $0.035, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.035 to $0.057, an expected dividend yield of 0%, expected volatility ranging from 215% to 251%, risk-free interest rates ranging from 0.06% to 0.09%, and expected terms ranging from 0.48 to 0.50 years

On September 30, 2021, the derivative liabilities on the remaining convertible notes were revalued at $342,117 resulting in a gain of $624,376 for the nine months ended September 30, 2021 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.032, the closing stock price of the Company’s common stock on the date of valuation of $0.051, an expected dividend yield of 0%, expected volatility ranging from 142% to 223%, risk-free interest rate of 0.09%, and an expected term ranging from 0.54 to 0.84 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the nine months ended September 30, 2021 and 2020, the Company amortized $353,320 and $169,215 to interest expense, respectively. As of September 30, 2021, discounts of $217,842 remained which will be amortized through August 2022.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

Note 9 – Equity

Our authorized capital stock consists of an aggregate of 3,505,000,000 shares, comprised of 3,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of September 30, 2021, we have 2,274,932,452 shares of common stock and no preferred shares issued and outstanding.

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

In 2021, we issued 4,850,075 shares of common stock for an investment in the Company’s Private Placement of $285,499.

In 2021, we issued 8,500,000 shares of common stock, valued at $271,400 for consulting services.

In 2021, we issued 8,341,723 shares of common stock, valued at $239,800 for salaries.

In 2021, we issued 10,499,263 shares of common stock for the conversion of convertible notes of $303,539.

In 2021, we issued 1,500,000 shares of common stock, valued at $58,900. for land development.

In 2021, we issued 7,500,000 shares of common stock, valued at $447,250 for prepaid fees.

Note 10– Subsequent Events

On October 19, 2021, we issued 1,930,502 shares of common stock for the partial conversion of $50,000 for convertible note dated April 16, 2021.

On October 20, 2021, we issued 2,333,658 shares of common stock for the complete conversion of $59,975 for convertible note dated April 16, 2021.

On November 4, 2021, we issued 12,500,000 shares of common stock, valued at $0.074 per share, for consulting services.

On November 12, 2021, we issued 2,500,000 shares of common stock, valued at $0.0101 per share, for consulting services.

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2021 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Note 11 – Commitments and Contingencies

Effective May 1, 2017, the Company entered into a fourth amendment to a Lease Agreement for property located in Oceanside, CA. On March 1, 2020, the Company entered into a fifth amendment to the lease agreement for property located in Oceanside, CA. The amendment extends the expiration date to April 20, 2023 with escalating monthly payments ranging from $2,024 to $2,153. The lease consists of approximately 1,700 square feet. Total rent expense for the nine months is $16,507.

Future minimum lease payments as of September 30, 2021 are as follows:

For the year ending December 31,
2021	$6,261
2022	19,311
2023	8,612

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

On December 17, 2020, Therapeutic Solutions International, Inc. Board of Directors decided to move our corporate headquarters to Elk City, Idaho 83525 and has purchased real property at 701 Wild Rose Lane and 50 Bullock Lane, Elk City Idaho 83525. The Company will continue to maintain a satellite office at the current address of 4093 Oceanside Blvd., Suite B, Oceanside CA, 92056.

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

On June 30, 2020, the Company filed a patent application titled “Augmentation of Natural Killer Cell Activity and Induction of Cytotoxic Immunity Using Leukocyte Lysate Activated Allogeneic Dendritic Cells: StemVacs™” which describes the process of preparing allogeneic dendritic cells utilizing a leukocyte lysate based approach. These data support development of StemVacs for conditions that would benefit from NK activation such as cancer and COVID-19.On July 13, 2020, the Company filed a patent application titled “Prevention of Pathological Coagulation in COVID-19 and other Inflammatory Conditions” with new data showing that the ingredients of QuadraMune™ suppress expression of an inflammation stimulated molecule which is known to induce coagulation of blood. Inhibition of this coagulation-promoting molecule, called Tissue Factor, was synergistic with all four ingredients of QuadraMune™ when combined. Tissue Factor is known to be associated with COVID-19 disease and is the culprit for clotting associated conditions such as deep vein thrombosis and atherothrombosis.

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

On August 11, 2021 the Company filed a patent application titled “Induction of Neurogenesis using Umbilical Cord Derived Mesenchymal Stem Cells and Derivatives Thereof” that disclosed compositions of matter and protocols useful for treatment of neurological dysfunctions through stimulation of adult neurogenesis using administration of umbilical cord derived mesenchymal stem cells such as JadiCells. In one embodiment viral induced neuropathy is reduced by administration of JadiCells to stimulate neurogenesis. In another embodiment the neurogenic activity of selective serotonin reuptake inhibitors is enhanced by administration of JadiCells. In some embodiments administration of JadiCell exosomes, conditioned media, microvesicles and/or apoptotic bodies is utilized to stimulate neurogenesis.

On August 18, 2021 the Company filed a patent application titled “Enhancement of Umbilical Cord Mesenchymal Stem Cell Therapeutic Activity by Stimulators of T Regulatory Cells and/or Cells Expressing CD73” that teaches compositions of matter and protocols useful for treatment of COVID-19 and/or other inflammatory pathologies through stimulation of T regulatory cells and/or T cells expressing CD73 using administration of umbilical cord derived mesenchymal stem cells such as JadiCells. In one embodiment dosage of JadiCells needed to treat a patient is determined by the increase of T regulatory cells and/or CD73 expressing cells that are increased in number and/or activity subsequent to a test dose of JadiCells. In another embodiment stimulators of T regulatory cells and/or CD73 expressing T cells are utilized together with JadiCells in order to augment therapeutic activity. In some embodiments administration of JadiCell is performed with low dose interleukin-2 as a treatment for COVID-19 or other inflammatory related pathologies.

On August 23, 2021 the Company filed a patent application titled “Umbilical Cord Mesenchymal Stem Cells for Treatment of Chronic Obstructive Pulmonary Disease and Lung Degeneration” that discloses means of treating lung degenerative diseases including chronic obstructive pulmonary disease (CODP) using umbilical cord mesenchymal stem cells such as JadiCells alone, and/or using said cells under conditions that are activated in order to endow enhanced regenerative activity. In one embodiment said activation of said mesenchymal stem cells is performed through stimulation with a toll like receptor agonist at a concentration and duration sufficient to induce a >50% increase in keratinocyte growth factor expression from said stem cells. In another embodiment the invention provides the use of JadiCells as a means of producing exosomes, wherein said exosomes possess therapeutic properties capable of reducing inflammation, fibrosis and degeneration associated with COPD, as well as stimulation of regenerative activity. In some JadiCells are activated by a treatment with Activated Protein C.

On September 16, 2021 the Company filed a patent application titled “Ivermectin Compositions for Treatment of COVID-19” that discloses novel mechanisms of action of ivermectin therapy as related to treatment of COVID-19 and means of augmenting therapeutic activities by co-administration with one or more of the following: pterostilbene, thymoquinone, epigallocatechin-3-gallate, and sulforaphane. In one embodiment the invention provides enhanced reduction of inflammation induced pulmonary leakage without augmenting immune suppressive mechanisms.

On September 22, 2021 the Company filed a patent application titled “Stimulation of Mesenchymal Stem Cell Therapeutic Activities by T Regulatory Cells” teaches novel means of enhancing mesenchymal stem cell regenerative activities including, intra alia, production from pulmonary leakage and suppression of scar tissue formation by co-administration with T regulatory cells. In some embodiments the invention provides an interaction between T regulatory cells and mesenchymal stem cells in which T regulatory cells stimulate upregulation of mesenchymal stem cell activity in a GITR dependent manner.

On October 04, 2021 the Company filed a patent application titled “Reduction of Neutrophil Extracellular Trap formation by Mesenchymal Stem Cells and their Exosomes” that disclosed methods of reducing lung inflammation in acute respiratory distress syndrome elicited by various factors such as COVID-19 infection by reduction of neutrophil extracellular trap formation through administration of mesenchymal stem cells and/or exosomes thereof. The invention provides means of inhibiting neutrophil release of extracellular traps by mesenchymal stem cells and/or exosomes derived from said mesenchymal stem cells. Additionally, synergies are provided between mesenchymal stem cells and/or exosomes derived from mesenchymal stem cells and agents approaches which reduce neutrophil extracellular trap formation.

On October 11, 2021 the Company filed a patent application titled “Umbilical Cord Derived Regenerative and Immune Modulatory Stem Cell Populations” which provides universal donor cellular populations derived from umbilical cords possessing ability to elicit immune modulation and evoke regeneration when administered into a mammalian host. Generation of cellular products for clinical use are provided including methodologies of expansion, characterization, and means of therapeutic implementation.

On November 01, 2021 the Company filed a patent application titled “Induction of Concurrent Pulmonary Immune Modulation and Regeneration by Protein Mediated Conjugation of Immune Regulatory Cells with Endogenous Progenitor Cells” that discloses means, methods and compositions of matter useful for treatment of inflammatory pulmonary diseases such as COVID-19 through administration of agents that facilitate interaction between immune modulatory cells and endogenous pulmonary progenitor cells. In one embodiment a bispecific antibody capable of facilitating the interaction between CD25 on T regulatory cells and CD47 on pulmonary epithelial stem cells is described.

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

Cellular Manufacturing and Cell Banking

On October 18, 2021 the Company announced the formation of Allogen Biologics Inc, a wholly owned subsidiary of TSOI. Allogen Biologics will house intellectual property and Standard Operating Procedures related to generation of the Company’s existing and anticipated cellular therapeutics. In addition, Allogen will house and maintain all relevant cell banks.

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

The FDA has also issued regulations governing the labeling and marketing of dietary and nutritional supplement products. They include:

●	the identification of dietary or nutritional supplements and their nutrition and ingredient labeling;

●	requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;

●	labeling requirements for dietary or nutritional supplements for which “high potency” and “antioxidant” claims are made;

●	notification procedures for statements on dietary and nutritional supplements; and

●	pre-market notification procedures for new dietary ingredients in nutritional supplements.

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

For the three and Nine months ended September 30, 2021 and 2020

We had net loss of $814,799 for the three months ended September 30, 2021, compared to a net loss of $499,996 for the three months ended September 30, 2020, a decrease of $314,803. This decrease was mainly due to increases in consulting and legal and professional expenses. We had net loss of $1,356,864 for the nine months ended September 30, 2020, compared to a net loss of $1,638,964 for the nine months ended September 30, 2021, a decrease of $282,100. This decrease was mainly due to increases in revenues and increases in consulting and professional services.

Net sales increased $35,668, from $11.351 to $57,291, for the three months ended September 30, 2020, and September 30, 2021, respectively. Net sales increased $56,910, from $44,886 to $101,796, for the nine months ended September 30, 2020, and September 30, 2021, respectively.

Cost of goods sold increased $9,707, from $2,724 to $12,431, for the three months ended September 30, 2020 and September 30, 2021, respectively. These increases were mainly a result of the increases in net sales for products in 2021 and 2020. Cost of goods sold increased $18,921, from $8,677 to $27,598, for the nine months ended September 30, 2020 and September 30, 2021, respectively. These increases were mainly a result of the increases in net sales for products in 2021 and 2020.

Operating expenses for the three-month periods ended September 30, 2021 and 2020 were $746,863 and $499,034, an increase of $247,829. This increase was mainly due to increases in consulting and professional fees.. Operating expenses for the nine-month periods ended September 30, 2021 and 2020 were $1,460,554 and $1,321,190, a decrease of $139,364. This increase was mainly due to a significant increase in consulting and professional fees.

General and administrative expenses increased $3,277, from $27,994 to $31,271 for the three months ended September 30, 2020 and 2021, respectively. General and administrative expenses increased $34,525, from $62,197 to $96,722 for the nine months ended September 30, 2020 and 2021, respectively. This increase was mainly attributable to an increase in expenses during the three and nine months ended September 30, 2021.

Salaries, wages, and related expenses decreased $131,509, from $215,477 to $83,968 for the three months ended September 30, 2020 and 2021, respectively. This decrease was mainly due to a decrease in wage related expenses for the three months ended September 30, 2021. Salaries, wages, and related expenses decreased $156,192, from $475,390 to $319,198 for the nine months ended September 30, 2020 and 2021, respectively. This decrease was mainly due to a decrease in wage related expenses for the three and nine months ended September 30, 2021.

Consulting fees increased $58,763 from $48,751 to $107,514 for the three months ended September 30, 2020 and 2021, respectively, due to an increase in overall consulting services. Consulting fees increased $104,883 from $120,011 to $224,844 for the nine months ended September 30, 2020 and 2021, respectively, due to an increase in overall consulting services.

Legal and professional fees increased $419,404 from $72,891 to $492,295 for the three months ended September 30, 2020 and 2021, respectively, due to an increase in independent public accounting fees and legal expense. Legal and professional fees increased $436,294, from $199,899 to $636,193 for the nine months ended September 30, 2020 and 2021. These increases were mainly related to independent public accounting fees and legal expenses during nine months ended September 30, 2021.

Research and development decreased $102,106, from $133,921 to $31,815 for the three months ended September 30, 2020 and 2021, respectively, due to a decrease in research and development. Research and development decreased $323,540, from $463,693 to $183,597 for the nine months ended September 30, 2020 and 2021. These decreases were mainly related to research and development expenses during the three and nine months ended September 30, 2020.

Loss on derivatives liability increased approximately $45,006, from $0 to $45,006, for the three months ended September 30, 2020 and 2021, respectively. This increase was mainly due to an increase in the amount of new convertible notes being issued during the current period. Loss on derivatives liability increased approximately $374,311, from $103,248 to $477,599, for the nine months ended September 30, 2020 and 2021, respectively This increase was mainly due an increase in the amount of new convertible notes being issued during the current six-month period.

Change in fair derivatives liabilities gains increased approximately $15,652 from $37,972 to $53,624 for the three months ended September 30, 2020 and 2021, respectively. This increase was largely due to an increase in the balance of convertible notes outstanding upon which the derivative liability is recorded. Change in fair derivatives liabilities gains increased $368,128 from $256,248 to $624,376 for the nine months ended September 30, 2020 and 2021, respectively. This increase was largely due to an increase in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense increased $73,853 from $47,561 to $121,414 for the three months ended September 30, 2020 and 2021, respectively. This increase was mainly due to increased debt balances. Net interest expense increased $195,742 from $203,683 to $399,425 for the nine months ended September 30, 2020 and 2021, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $12.6 million and a working capital deficit of approximately $1.8 million at September 30, 2021. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2021 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of September 30, 2021, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of September 30, 2021.

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

On August 16, 2021, we issued 2,500,000 shares of common stock, valued at $0.0591 per share, for consulting services.

On August 16, 2021, we issued 5,000,000 shares of common stock, valued at $0.07 per share, for consulting services.

On August 25, 2021, we issued 2,000,000 shares of common stock, valued at $0.1001 per share, for consulting services.

On August 27, 2021, we issued 1,000,000 shares of common stock, valued at $0.05 per share, for an investment in the Company’s Private Placement.

On September 30, 2021, we issued 796,875 shares of common stock for $40,800 of accrued salaries.

On October 19, 2021, we issued 1,930,502 shares of common stock for the partial conversion of $50,000 for convertible note dated April 16, 2021.

On October 20, 2021, we issued 2,333,658 shares of common stock for the complete conversion of $59,975 for convertible note dated April 16, 2021.

On November 4, 2021, we issued 12,500,000 shares of common stock, valued at $0.074 per share, for consulting services.

On November 12, 2021, we issued 2,500,000 shares of common stock, valued at $0.0101 per share, for consulting services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure required.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/Section 302 Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a-14(b)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: November 22, 2021

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer
(Principal Executive Officer)

