Form 10-K
period 2021-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2022-03-31
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

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

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
☐	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,296,570,604 based on a closing price of $0.0415 as of June 30, 2022.

As of March 29 2022, 2,504,998,180 shares of the registrartant’s common stock, par value of $0.0001 per shares, were outstanding.

INDEX

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and any statements regarding future potential revenue, gross margins and our prospects for 2021 and thereafter. These statements may appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

Actual results may vary materially from those in such forward-looking statements as a result of various factors, including those identified in “Item 1A. Risk Factors” and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements. Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used. References in this Annual Report on Form 10-K to the “Company,” “TSOI,” “we,” “our,” and “us” refer to Therapeutic Solutions International, Inc.

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

On December 17, 2020, Therapeutic Solutions International, Inc. Board of Directors made a decision to move our corporate headquarters to Elk City, Idaho 83525 and has purchased real property at 701 Wild Rose Lane and 50 Bullock Lane, Elk City Idaho 83525. The Company continues to maintain a satellite office at the current address of 4093 Oceanside Blvd., Suite B, Oceanside CA, 92056.

Business Description

Currently the Company is focused on immune modulation for the treatment of several specific diseases. Immune modulation refers to the ability to upregulate (make more active) or downregulate (make less active) one’s immune system.

Activating one’s immune system is now an accepted method to treat certain cancers, reduce recovery time from viral or bacterial infections and to prevent illness. Additionally, inhibiting one’s immune system is vital for reducing inflammation, autoimmune disorders aand allergic reactions.

TSOI is developing a range of immune-modulatory agents to target certain cancers, schizophrenia, suicidal ideation, traumatic brain injury, lung pathologies, and for daily health.

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, QuadraMune® , is a patented synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquionone. QuadraMune has been shown to increase Natural Killer Cell activity and healthy Cytokine production. Our synergistic blend of ingredients help the immune system fight off common and complex ailments and promote healthy T Cell activity. Recently the Company was approved to sell certain nutraceuticals on the Amazon Platform.

Cellular Division – TSOI obtained exclusive rights to a patented adult stem cell for development of therapeutics in the area of chronic traumatic encephalopathy (CTE) and traumatic brain injury (TBI) and Lung Pathology (LP).

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

Nutraceutical Division (TSOI)

●	ProJuvenol® is a patented, (US No.: 9,682,047) and powerful synergistic blend of complex anti-aging ingredients in capsules.

●	NanoStilbene® is an easily absorbed nanoemulsion of nanoparticle pterostilbene derived from the ‘047 patent.

●	DermalStilbene is a topical form of pterostilbene delivered via spray application onto skin, derived from the ‘047 patent.

●	IsoStilbene an injectable formulation of pterostilbene is available by prescription only, derived from the ‘047 patent.

●	NeuroStilbene is an intranasal form of pterostilbene delivered via spray application inside the nostril, derived from the ‘047 patent.

●	NanoPlus is a blend of NanoStilbene and Nano Cannabidiol which are an easily absorbed Nanoparticles formulation of Pterostilbene and Cannabidiol.

●	Nano Cannabidiol is an easily absorbed Nanoparticle formulation of Cannabidiol Isolate in the range of 75-90 nanometers. This product is built on the same nano platform as NanoStilbene and is delivered at a concentration of 200mg per milliliter.

●	NanoPSA is a blend of NanoStilbene® and Broccoli Sprout Extract (BSE) providing 74mg of BSE and 125mg of our patented NanoStilbene, a proprietary formulation of nanoparticle pterostilbene.

●	NLRP3 Trifecta is a two-product combo and consists of one bottle of NanoPSA and one bottle of GTE-50 green tea extract.

●	QuadraMune® is a synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquinone.

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

On December 8, 2020, the Company filed a patent application titled “Treatment of Major Depressive Disorder and Suicidal Ideations Through Stimulation of Hippocampal Neurogenesis Utilizing Plant-Based Approaches” that teaches means and methods of treating major depressive disorder and/or other disorders that predispose to suicide by administration of nutraceutical means, wherein said nutraceuticals are administered at a frequency and/or concentration sufficient to induce proliferation of endogenous neural progenitor cells. In one embodiment said nutraceuticals are comprised of green tea extract, and/or nigella sativa, and/or pterostilbene, and/or sulforaphane. In some embodiment’s nutraceutical compositions are utilized to overcome treatment resistant of currently used antidepressants.

On December 21, 2020, the Company filed a patent application titled “Immunotherapy for Opioid Addiction” which teaches means, methods and compositions of matter useful for reduction of brain inflammation and prevention of opioid addiction and/or tolerance. In one embodiment the invention provides utilization of platelet rich plasma (PRP), alone, or admixed with regenerative/anti-inflammatory adjuvants, for reduction of neural inflammation. In one embodiments PRP is admixed with oxytocin and administered intranasally in a patient at risk of opioid addiction. In another embodiment, PRP is admixed with fortified and non-fortified nigella sativa oil, and/or pterostilbene and administered intranasally. Other embodiments include utilization of autologous stromal vascular fraction cells alone and/or admixed with regenerative/anti-inflammatory adjuvants.

On January 26, 2021, the Company filed a patent application titled “Stimulation of Dendritic Cell Activity by Homotaurine and Analogues Thereof” which discloses means, methods, and compositions of matter useful for enhancement of dendritic cell activity. In one embodiment the invention provides the use of GABA agonists such as homotaurine for stimulation of dendritic cell activity. In one embodiment said dendritic cell activity is enhancement of natural killer cell activity and/or of T cell activity. In one embodiment NK cell activity is ability to induce cytotoxicity in neoplastically transformed cells, whereas T cell activity is either cytokine production for CD4 cells or cytotoxicity for CD8 cells.

On February 8, 2021, the Company filed a patent application titled “Stimulation of Natural Kill Cell Memory by Administration of Dendritic Cells” which teaches means, methods and compositions of matter useful for induction of natural killer cell memory by administration of dendritic cells and/or exosomes thereof. In one embodiment a mammal suffering from cancer is administered allogeneic cord blood derived dendritic cells that are not pulsed exogenously. In one embodiment the dendritic cells are stimulated to possess chemotactic activity towards the tumor by culture of dendritic cell progenitors in hypoxia. Natural killer cell memory is induced, in part, by triggering of upregulation of cytokines associated with homeostatic expansion such as interleukin 7 and interleukin 15.

On February 22, 2021, the Company filed a patent application titled “Ex Vivo Generation of Immunocytes Recognizing Brother of the Regulator of Imprinted Sites (BORIS) Expressing Cancer Stem Cells” that discloses means, methods and compositions of matter useful for induction of immunity towards cancer stem cells by providing a dendritic cell, wherein said dendritic cells express BORIS and/or peptides derived from BORIS, wherein said dendritic cell is cultured in the presence of one or more immunocytes. In one embodiment said dendritic cells are derived from umbilical cord blood sources and allogeneic to T cells, which are expanded ex vivo and used for the purposes of immunotherapy.

On March 4, 2021, the Company filed a patent application titled “Therapeutic Monocytes for Prevention of Suicidal Ideation” that discloses compositions of matter, protocols, and therapeutic means for treatment of suicidal ideations and/or suppression of suicidal attempts. In one embodiment the invention provides the use of umbilical cord derived monocytes as a means of treatment. In another embodiment, monocytes are de-differentiated from adult monocytes using reprogramming means to create monocyte capable of producing anti-inflammatory as well as regenerative properties useful in reducing suicidal ideations and/or attempts.

On March 16, 2021, the Company filed a patent application titled “Pluripotent Stem Cell Derived Dendritic Cells and Engineered Dendritic Cells for Cancer Immunotherapy” that disclosed populations of dendritic cells generated from stem cells capable of inducing immunity towards cancer. In one embodiment said dendritic cells are generated from allogeneic inducible pluripotent stem cells, for some uses, said pluripotent stem cells are genetically engineered/edited to induce cancer specific immunity and/or resist immunosuppressive effect of tumor derived microenvironment. In one embodiment pluripotent stem cells are transfected with cancer stem cell antigens such as BORIS and/or NR2F6.

On March 23, 2021, the Company filed a patent application titled “Chimeric Cells Comprising Dendritic Cells and Endothelial Cells Resembling Tumor Endothelium” that teaches means, methods and compositions of matter useful for induction of immunological responses towards tumor endothelial cells. In one embodiment the invention teaches fusion of dendritic cells and cells resembling tumor endothelial cells and administration of such chimeric cells as an immunotherapy for stimulation of tumor endothelial cell destruction. In other embodiments pluripotent stem cells are utilized to generate dendritic cells, wherein said dendritic cells are fused with pluripotent stem cell derived endothelial cells created in a manner to resemble tumor endothelial cells.

On March 29, 2021, the Company filed a patent application titled “Compositions Capable of Stimulating Immunity Towards Tumor Blood Vessels” which discloses novel means, protocols, and compositions of matter for eliciting an immune response against blood vessels supplying neoplastic tissue. In one embodiment pluripotent stem cells are transfected with one or more genes capable of eliciting immunity. In some embodiments such genes are engineered under control of specific promoters to allow for various specificities of activity. In one specific embodiment pluripotent stem cells engineered to endow properties capable of inducing expression of the α-Gal epitope (Galα1,3Galα1,4GlcNAc-R).

On April 13, 2021, the Company filed a patent application titled “Amelioration and Treatment of Opioid Addiction” that discloses compositions of matter, protocols and treatment means for reducing and/or preventing opioid addiction. In one embodiment the invention teaches intranasal administration of umbilical cord blood plasma, or extracts thereof, together with pterostilbene or pterostilbene containing nanoparticles, and/or oxytocin, and/or human chorionic gonadotropin.

On May 17, 2021, the Company filed a patent application titled “Treatment of Major Depressive Disorder by Low Dose Interleukin-2”

which teaches methods, compositions of matter, and protocols useful for treatment of major depressive disorder through administration of low dose interleukin-2 at a concentration and/or frequency sufficient to increase expansion of T regulatory cell numbers and/or enhancement of T regulatory cell activity. In some embodiments administration of interleukin-2 is provided as means of enhancing efficacy of standard antidepressant therapies. Furthermore, administration of interleukin-2 receptor agonists is also described in the current invention as a treatment of major depressive disorder.

On May 21, 2021, the Company filed a patent application titled “Lithium as a Monotherapy and/or Stem Cell Adjuvant Therapy for Pulmonary Fibrosis” that disclosed compositions of matter, therapeutics, and protocols useful for reduction and/or reversion of pulmonary fibrosis. In one specific embodiment lithium chloride is administered together with a regenerative cell in a patient suffering from, or at risk of pulmonary fibrosis. In one embodiment said lithium chloride is administered as an adjuvant to a regenerative therapy, wherein said regenerative therapy is a gene therapy, a protein therapy, a cell therapy, or a tissue transplant. In one embodiment lithium chloride, or a salt thereof is utilized alone, or with a regenerative means, to evoke preservation and/or elongation of telomere length in pulmonary tissue. In one embodiment the invention teaches administration of umbilical cord mesenchymal stem cells (MSC) and/or products derived from said cells in order to induce an inhibition of natural or pathological reduction of telomere length, to preserve telomere length or to enhance telomere length. In one embodiment the MSC described in the invention as useful are umbilical cord derived MSC.

On May 24, 2021, the Company filed a patent application titled “Immunotherapies for Targeting of Tumor Vasculature” that disclosed novel means, protocols, and compositions of matter for creating targeted immune responses and/or induction of immunological memory towards the tumor vasculature. In one embodiment pluripotent stem cells are transfected with one or more genes capable of eliciting immunity, induced to differentiate into endothelial-like cells which resemble the tumor endothelial cells, and utilized as a vaccine. In some embodiment’s genes are engineered under control of specific promoters to allow for various specificities of activity. In one specific embodiment pluripotent stem cells engineered to endow properties capable of inducing expression of the α-Gal epitope (Galα1,3Galα1,4GlcNAc-R). Addition of adjuvants to enhance antigen presentation of the vaccine composition, as well as means of stimulating systemic enhancement of circulating endothelial specific T cells are also disclosed.

On July 6, 2021, the Company filed a patent application titled “Treatment of Parkinson’s Disease by Immune Modulation and Regenerative Means” in which we describe and disclose means, methods and compositions of matter for treatment Parkinson’s Disease through concurrent immune modulation and regenerative means. In one embodiment Parkinson’s Disease is treated by augmentation of T regulatory cell numbers and/or activity while concurrently providing regenerative cells such as mesenchymal stem cells, and/or dopamine secreting cells. In one embodiment administration of immunoglobulins such as IVIG together with low dose interleukin-2 and/or low dose naltrexone is disclosed as a preparatory means prior to administration of therapeutic cells such as stem cells. Other therapeutic means utilized in an adjuvant manner are also provided for hormonal rebalancing, transcranial magnetic stimulation, and deep brain stimulation.

On August 11, 2021, the Company filed a patent application titled “Induction of Neurogenesis using Umbilical Cord Derived Mesenchymal Stem Cells and Derivatives Thereof” that disclosed compositions of matter and protocols useful for treatment of neurological dysfunctions through stimulation of adult neurogenesis using administration of umbilical cord derived mesenchymal stem cells such as JadiCells. In one embodiment viral induced neuropathy is reduced by administration of JadiCells to stimulate neurogenesis. In another embodiment the neurogenic activity of selective serotonin reuptake inhibitors is enhanced by administration of JadiCells. In some embodiments administration of JadiCell exosomes, conditioned media, microvesicles and/or apoptotic bodies is utilized to stimulate neurogenesis.

On August 18, 2021, the Company filed a patent application titled “Enhancement of Umbilical Cord Mesenchymal Stem Cell Therapeutic Activity by Stimulators of T Regulatory Cells and/or Cells Expressing CD73” that teaches compositions of matter and protocols useful for treatment of COVID-19 and/or other inflammatory pathologies through stimulation of T regulatory cells and/or T cells expressing CD73 using administration of umbilical cord derived mesenchymal stem cells such as JadiCells. In one embodiment dosage of JadiCells needed to treat a patient is determined by the increase of T regulatory cells and/or CD73 expressing cells that are increased in number and/or activity subsequent to a test dose of JadiCells. In another embodiment stimulators of T regulatory cells and/or CD73 expressing T cells are utilized together with JadiCells in order to augment therapeutic activity. In some embodiments administration of JadiCell is performed with low dose interleukin-2 as a treatment for COVID-19 or other inflammatory related pathologies.

On August 23, 2021, the Company filed a patent application titled “Umbilical Cord Mesenchymal Stem Cells for Treatment of Chronic Obstructive Pulmonary Disease and Lung Degeneration” that discloses means of treating lung degenerative diseases including chronic obstructive pulmonary disease (CODP) using umbilical cord mesenchymal stem cells such as JadiCells alone, and/or using said cells under conditions that are activated in order to endow enhanced regenerative activity. In one embodiment said activation of said mesenchymal stem cells is performed through stimulation with a toll like receptor agonist at a concentration and duration sufficient to induce a >50% increase in keratinocyte growth factor expression from said stem cells. In another embodiment the invention provides the use of JadiCells as a means of producing exosomes, wherein said exosomes possess therapeutic properties capable of reducing inflammation, fibrosis and degeneration associated with COPD, as well as stimulation of regenerative activity. In some JadiCells are activated by a treatment with Activated Protein C.

On September 16, 2021, the Company filed a patent application titled “Ivermectin Compositions for Treatment of COVID-19” that discloses novel mechanisms of action of ivermectin therapy as related to treatment of COVID-19 and means of augmenting therapeutic activities by co-administration with one or more of the following: pterostilbene, thymoquinone, epigallocatechin-3-gallate, and sulforaphane. In one embodiment the invention provides enhanced reduction of inflammation induced pulmonary leakage without augmenting immune suppressive mechanisms.

On September 22, 2021, the Company filed a patent application titled “Stimulation of Mesenchymal Stem Cell Therapeutic Activities by T Regulatory Cells” teaches novel means of enhancing mesenchymal stem cell regenerative activities including, intra alia, production from pulmonary leakage and suppression of scar tissue formation by co-administration with T regulatory cells. In some embodiments the invention provides an interaction between T regulatory cells and mesenchymal stem cells in which T regulatory cells stimulate upregulation of mesenchymal stem cell activity in a GITR dependent manner.

On October 4, 2021, the Company filed a patent application titled “Reduction of Neutrophil Extracellular Trap formation by Mesenchymal Stem Cells and their Exosomes” that disclosed methods of reducing lung inflammation in acute respiratory distress syndrome elicited by various factors such as COVID-19 infection by reduction of neutrophil extracellular trap formation through administration of mesenchymal stem cells and/or exosomes thereof. The invention provides means of inhibiting neutrophil release of extracellular traps by mesenchymal stem cells and/or exosomes derived from said mesenchymal stem cells. Additionally, synergies are provided between mesenchymal stem cells and/or exosomes derived from mesenchymal stem cells and agents approaches which reduce neutrophil extracellular trap formation.

On October 11, 2021, the Company filed a patent application titled “Umbilical Cord Derived Regenerative and Immune Modulatory Stem Cell Populations” which provides universal donor cellular populations derived from umbilical cords possessing ability to elicit immune modulation and evoke regeneration when administered into a mammalian host. Generation of cellular products for clinical use are provided including methodologies of expansion, characterization, and means of therapeutic implementation.

On November 1, 2021, the Company filed a patent application titled “Induction of Concurrent Pulmonary Immune Modulation and Regeneration by Protein Mediated Conjugation of Immune Regulatory Cells with Endogenous Progenitor Cells” that discloses means, methods and compositions of matter useful for treatment of inflammatory pulmonary diseases such as COVID-19 through administration of agents that facilitate interaction between immune modulatory cells and endogenous pulmonary progenitor cells. In one embodiment a bispecific antibody capable of facilitating the interaction between CD25 on T regulatory cells and CD47 on pulmonary epithelial stem cells is described.

On February 7, 2022, the Company filed a patent application titled “Treatment of COVID-19 Associated Cognitive Dysfunction by Nutraceutical Preparations” that teaches means and methods of treating cognitive dysfunction associated with COVID-19 and/or other associated with inflammatory conditions. In one embodiment treatment of COVID-19 cognitive dysfunction performed by administration of nutraceutical means, wherein said nutraceuticals are administered at a frequency and/or concentration sufficient to induce proliferation of endogenous neural progenitor cells and/or protect cells from inflammatory damage. In one embodiment said nutraceuticals are comprised of green tea extract, and/or nigella sativa, and/or pterostilbene, and/or sulforaphane. In some embodiments nutraceutical compositions are utilized to overcome treatment resistant of currently used antidepressants.

On March 7, 2022, the Company filed a patent application titled “Treatment of Trauma Associated Cognitive Dysfunction Using Mesenchymal Stem Cell Apoptotic Bodies and Compositions Thereof” which teaches means, treatments and compositions of matter useful for treatment of chemotherapy/radiotherapy associated cognitive dysfunction. In one embodiment the invention provides the administration of mesenchymal stem cell apoptotic bodies alone or in combination with “regenerative adjuvants” to prevent and/or reverse cognitive dysfunction associated with chemotherapy and/or radiation therapy. In other embodiments the invention teaches the utilization of stem cell apoptotic bodies for induction of neuroregeneration directly or indirectly.

Issued and Granted Patents:

On June 20, 2017, the US Patent and Trademark Office issued and granted U.S. Patent No.: 9,682,047 titled “Augmentation of oncology immunotherapies by pterostilbene containing compositions” that discloses compositions and methods useful to enhancing, improving, or eliciting anti-tumor immune responses are disclosed. A pterostilbene containing composition is administered to a cancer patient at a sufficient concentration and frequency to induce de-repression of tumor targeting immune responses. The composition enhances antibody dependent cellular toxicity (ADCC) and augments efficacy of antigen specific immunotherapeutics such as trastuzumab and other monoclonal antibody therapies useful for treating cancer. See: https://patents.justia.com/patent/9682047.

On January 25, 2022, the US Patent and Trademark Office issued and granted U.S. Patent No.: 11229674 titled “Nutraceuticals for suppressing indolamine 2,3 deoxygenase” which disclosed are compositions of matter, treatments and protocols useful for reduction of expression and/or activity of indolamine 2,3 deoxygenase (IDO). In some embodiments the invention teaches the administration of a therapeutic combination of ingredients comprising of pterostilbene, Nigella sativa, sulforaphane, and epigallocatechin-3-gallate (EGCG) to a mammal at possessing an increased expression and/or activity of said IDO in which reduction of number and/or activity is desired. In another embodiment, the invention teaches administration of said therapeutic combination to a mammal infected with viral and/or bacterial infections and/or neoplasia. In some embodiments dosage of said therapeutic combination is based on inflammatory and/or immunological parameters observed in patients. See: https://patents.justia.com/patent/11229674.

On March 08, 2022, the US Patent and Trademark Office issued and granted U.S. Patent No.: 11,266,707 titled “Nutraceuticals for the prevention, inhibition, and treatment of SARS-CoV-2 and associated COVID-19” that disclosed methods of treating or preventing complications associated with a SARS-CoV-2 infection, comprising: administration of a combination comprising: a) Green Tea and/or extract thereof; b) Blueberry and/or extract thereof; c) Nigella sativa and/or extract thereof; and d) broccoli and/or extract thereof in an amount and frequency sufficient to treat or prevent complications associated with said SARS-CoV-2 infection. See: https://patents.justia.com/patent/11266707.

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

Chronic Traumatic Encephalopathy (CTE), Traumatic Brain Injury (TBI), and Lung Pathology.

On December 10, 2018, Therapeutic Solutions International, Inc., announced the signing of an agreement between TSOI and Jadi Cell LLC for licensing of the Jadi Cell universal donor adult stem cell, as covered in US Patent No.: 9,803,176 B2 for use in Chronic Traumatic Encephalopathy (CTE), and Traumatic Brain Injury (TBI). In addition, on February 9, 2021 we obtained exclusive rights under the same for use of US Patent No.: 9,803,176 B2 in the treatment of acute respiratory distress syndrome (ARDS) and other lung pathologies. The JadiCell was reported in a publication from the University of Miami following a Phase 1/2 clinical trial, demonstrating intravenous administration of JadiCells, resulted in a significant survival improvement in COVID-19 patients. The Phase 1/2 double blind, placebo-controlled trial treated 12 advanced COVID-19 patients with 100 million JadiCells™ intravenously at days 0 and 3, and 12 patients received placebo control. At 28 days 91% of JadiCell™ treated patients survived whereas only 42% of patients in the placebo group survived. There were no adverse effects associated with JadiCell™ administration. For those treated with the JadiCell under the age of 85 the survival rate was 100% and in those over 85 the survival rate was 91% making the JadiCell the most effective therapy to date in the entire world to treat ARDS.

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

Sars/CoV2 Clinical Programs

On June 8, 2020, the Company announced the initiation of a clinical trial aimed at demonstrating safety and efficacy of its immune-boosting formulation QuadraMune™. The trial is anticipated to recruit 500 subjects at risk of SARS-CoV-2 infection, the type of coronavirus which causes COVID-19. The new clinical trial has been granted ClinicalTrials.gov Identifier: NCT04421391 and is listed and registered on the Federal Clinical Trial registry.

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

Schizophrenia/Suicide Clinical Programs

On October 29, 2020, the Company announced publication on the NIH clinical trials website of its newly initiated trial aiming to validate a blood-based diagnostic for predicting suicide risk and is listed as NCT04606875.

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

On December 31, 2020, the Company signed license agreements with Campbell Neurosciences Inc., a partially owned company, for access to the 9 patents filed related to the previous Campbell Neurosciences Division. The patents are:

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

Cellular Manufacturing and Cell Banking

On October 18, 2021, the Company announced the formation of Allogen Biologics Inc, a wholly owned subsidiary of TSOI. Allogen Biologics will house intellectual property and Standard Operating Procedures related to generation of the Company’s existing and anticipated cellular therapeutics. In addition, Allogen will house and maintain all relevant cell banks.

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

EMPLOYEES

As of December 31, 2021, we had three full-time employees and one part-time employee, all non-union. We believe that our relations with our employees are good.

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

Our management concluded that as of December 31, 2021, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2021:

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

Based on our current business plan, we believe that our cash and cash equivalents at December 31, 2021 will not be sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report on Form 10-K. Our current commercialization of products and clinical trial strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash. We need to raise additional capital to fund our operations. We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing or other preferred equity instruments, if available, may involve restrictive covenants.

There is substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2021 with respect to this uncertainty. This going concern uncertainty, and any future going concern uncertainty, could materially limit our ability to raise additional capital. We have incurred significant losses since our inception, and it is possible we will never achieve future profitability. The Company is currently developing its new NanoStilbene product for commercialization. As a result, we continue to incur significant general and administrative expenses related to our operations. As a result, we have incurred substantial net losses to date. Our net losses for the years ended December 31, 2021 and 2020 were $3 million and $2.2 million, respectively. As of December 31, 2021, we had an accumulated deficit of $14 million. Meaningful revenues will likely not be available until, and unless, the Company can successfully launch our current TSI product line. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations.

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

We face significant competition for our products.

The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid change. Our competitors include:

●	traditional and well established companies with recognized and well patronized brands in the nutritional supplements and health products industry segment;
●	entrenched nutritional supplements and health products companies with well known customer on-line services and portals and other high-traffic web sites that provide sales access to healthcare and nutritional supplements and related products; and
●	companies that focus on providing on-line and/or off-line healthcare related content, including some that promote competitor brands.
●	retain additional personnel across several departments in the Company;
●	develop strong customer loyalty for new products in a crowded competitive marketplace;
●	continue to establish and continue to increase awareness of our brands;
●	price our products and services at points which will allow us to maximize sales while at the same time maximizing gross profit margins;
●	establish, maintain, expand and manage multiple relationships with various vendors, strategic partners, licensees and other third parties, including suppliers of the products we sell on our website and elsewhere, warehousing distributors, shipping companies and others;
●	rapidly respond to competitive developments, particularly when new high-demand products become available;
●	build an operations structure to support our business and provide efficient and effective customer service and support;
●	expand our IT infrastructure to respond to increasing customer traffic to our website, demand for content from site users and to manage growing e-commerce transactions;
●	establish and maintain effective financial and management controls, reporting systems and procedures;
●	control our expenses;
●	provide competitive employee salaries and benefit packages; and,
●	avoid lawsuits and other adverse claims.

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

On December 17, 2020, Therapeutic Solutions International, Inc. Board of Directors made a decision to move our corporate headquarters to Elk City, Idaho 83525 and has purchased real property at 701 Wild Rose Lane and 50 Bullock Lane, Elk City Idaho 83525. The Company continues to maintain a satellite office at the current address of 4093 Oceanside Blvd., Suite B, Oceanside CA, 92056.

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

ITEM 4	MINE SAFETY DISCLOSURES.

No disclosure required.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is now traded in OTC Markets under the stock symbol TSOI, which results in a very illiquid and limited market for our common stock. As of the date of Annual Report on Form 10-K there are approximately 202 stockholders of record of our common stock.

The following table sets forth the quarterly high and low closing sales prices for our common stock from January 1, 2020 through December 31, 2021.

Quarter Ended	High	Low
December 31, 2021	$0.0319	$0.0273
September 30, 2021	$0.052	$0.05
June 30, 2021	$0.044	$0.04
March 31, 2021	$0.0015	$0.0013
December 31, 2020	$0.0859	$0.0668
September 30, 2020	$0.0078	$0.0070
June 30, 2020	$0.0085	$0.0069
March 31, 2020	$0.0015	$0.0013

Dividends

We did not declare or pay dividends during 2020 to 2021.

Issuances of Unregistered Securities

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

In 2021, we issued 4,850,075 shares of common stock for an investment in the Company’s Private Placement of $285,500.

In 2021, we issued 21,000,000 shares of common stock, valued at $858,900 for consulting services.

In 2021, we issued 8,341,723 shares of common stock, valued at $239,799 for salaries.

In 2021, we issued 1,500,000 shares of common stock, valued at $58,900 for land development.

In 2021, we issued 21,690,671 shares of common stock for the conversion of convertible notes of $1,019,014.

ITEM 6	SELECTED FINANCIAL DATA.

Not required for a “smaller reporting company”.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Cellular Division – TSOI obtained exclusive rights to a patented adult stem cell for development of therapeutics in the area of chronic traumatic encephalopathy (CTE) and traumatic brain injury (TBI) and Lung Pathology (LP).

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

Results of Operations

We had a net loss of approximately $3 million in 2021 compared to a net loss of approximately $2.1 million in 2020.

Net sales increased $83,175 from $62,681 to $145,956, for the years ended December 31, 2020 and 2021, respectively. This increase was mainly due to an increase in sales of the Company’s nutraceutical line of products.

Cost of goods sold increased $29,752, from $12,792 to $42,544, for the years ended December 31, 2020 and 2021, respectively. This increase was mainly due to higher net sales of the Company’s new nutraceutical line of products in 2021 vs 2020.

Operating expenses for the years ended December 31, 2021 and 2020 were approximately $2.5 million and $1.9 million, respectively, an increase of $600,000. This increase was mainly due a combination of increased general and administrative expenses, an increase in consulting fees, an increase in legal and accounting fees, and an increase in research and development.

General and administrative expenses increased approximately $50,000, from $88,000 to $139,000, for the years ended December 31, 2020 and 2021, respectively. This increase was mainly due to an icrease in marketing and insurance during the year.

Salaries, wages and related expenses decreased approximately $413,000, from $850,000 to $437,000, for the years ended December 31, 2020 and 2021, respectively. This decrease was mainly due to a decrease in salaries.

Consulting fees increased approximately $145,000 from $119,000 to $265,000 for the years ended December 31, 2020 and 2021, respectively, due to an increase in overall consulting services during 2021.

Legal and professional fees increased approximately $493,000, from $280,000 to $773,000 for the years ended December 31, 2020 and 2021, respectively, due to a increase in overall patent and general counsel services.

Research and development costs increased approximately $233,000 from $562,000 to $795,000, for the years ended December 31, 2020 and 2021, respectively. This increase was mainly due to research and development expenses related to the Company’s nutraceutical line of products.

Total loss from derivatives liabilities increased approximately $291,000 from $248,000 to $539,000 for the years ended December 31, 2020 and 2021, respectively. This decrease was due to a derivative liability expense from certain convertible notes in 2021 compared to 2020.

Net interest expense increased approximately $310,000 from $302,000 to $612,000 for the years ended December 31, 2020 and 2021, respectively. This increase was mainly due to decreased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $14 million and a working capital deficit of approximately $1.4 million at December 31, 2021. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

As of December 31, 2021 we had approximately $94,000 in cash and cash equivalents, representing a decrease in cash and cash equivalents of approximately $158,000 from December 31, 2020. Sources of cash were predominantly from the sale of equity and debt. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with liquidity into the end of 2022.

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash outflows to support the growth of our business in areas such as R&D and G&A expenses. Our operating cash flows are also affected by our working capital needs to support personnel related expenditures, accounts payable and other current assets and liabilities.

During the year ended December 31, 2021, cash used in operating activities was $718,922, which was primarily the result of our net loss incurred of $2,961,445, partially offset by increases in the various accounts payable and accrued liability accounts totaling $283,117 and non-cash expenses including stock-based compensation of $858,900, change in value on derivative liabilities of $44,505, and amortization of debt discount of $541,612.

During the year ended December 31, 2020, cash used in operating activities was $663,079, which was primarily the result of our net loss incurred of $2,199,901, partially offset by increases in the various accounts payable and accrued liability accounts totaling $102,648 and non-cash expenses including stock-based compensation of $1,165,050, loss on derivative liabilities of $539,006, change in fair value of derivative liabilities of a gain of $494,501, and amortization of debt discount of $251,801.

Cash Flows from Investing Activities

During the year ended December 31, 2021, net cash used by investing activities was $256,550, compared to $5,448 during the year ended December 31, 2020. The increase of approximately $251,000 in net cash used by investing activities is mainly attributable to an increase of $255,000 in investment in land and equipment. Other cash flows used by investing activities during the year ended December 31, 2020 included payments on equipment totaling $5,000.

Cash Flows from Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $817,382, compared to $894,279 during the year ended December 31, 2020. The decrease of approximately $77,000 in net cash provided by financing activities is mainly attributable to a decrease of $302,000 in cash received from the sale of common stock. Other cash flows provided by financing activities during the year ended December 31, 2021 included proceeds from convertible notes payable to related and third parties totaling $539,000 offset by payments on notes payable to related parties and third parties of $6,900.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed , summarized and reported , within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO has concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a- 15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, including the Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013) in Internal Control-Integrated Framework. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of December 31, 2021 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2021:

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

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we have increased our use of external accounting services, adopted policies to improve timely reviews by management and coordination with accounting consultants, and engaged corporate and securities legal counsel with better capabilities than our previous provider’s.

ITEM 9B	OTHER INFORMATION.

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective ages as of December 31, 2021 are as follows:

Directors:

Name of Director	Age
Timothy G. Dixon	63
Dr. Thomas E. Ichim	46

Executive Officers:

Name	Position	Age
Executive Officers:
Timothy G. Dixon	President and Chief Executive Officer	63
Famela Ramos	Vice President	45
James Veltmeyer, MD	Chief Medical Officer	56
Feng Lin, MD, PhD	Chief Scientific Officer	51

The term of office for each director is one year, or until the next annual meeting of the stockholders.

Biographical Information

Timothy G. Dixon

Mr. Dixon currently serves as Chief Executive Officer, President, and Chairman of Therapeutic Solutions International, Inc. Mr. Dixon previously served as the President of TMD Courses, Inc. from 2006 to 2012 and; as the President of Splint Decisions Inc. from 2010 to 2011. Mr. Dixon has attended hundreds of hours of continuing medical/dental education throughout the years and has produced many educational DVD’s used by dental professionals worldwide on the subject of parafunctional control, migraine prevention, therapeutic Botox injections, migraine pathophysiology, dental sleep medicine, and other therapeutic protocols. Mr. Dixon also has extensive experience in dealing with corporate compliance matters with the U.S. Food and Drug Administration, (FDA) as well as many international regulatory bodies. Mr. Dixon is inventor or co-inventor on 59 Patents and Patent Applications.

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

The Board of Directors reviews with management and the Company’s independent public accountants the Company’s financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the Board of Directors deems appropriate. Because our common stock is traded on the OTC Markets Pink Sheet, we are not subject to the listing requirements of any securities exchange regarding audit committee related matters.

The Board of Directors consisted of two directors: Mr. Dixon and Dr. Ichim. Because we do not have an audit committee at all, we disclose that we do not have any “audit committee financial expert” serving on an audit committee.

Compensation Committee Related Function

We do not currently have a standing compensation committee, and do not have a compensation committee charter. The full Board of Directors currently has the responsibility of reviewing and establishing compensation for executive officers and making policy decisions concerning salaries and incentive compensation for executive officers of the Company.

The Company’s executive compensation program is administered by the Board of Directors, which determines the compensation of the Chief/Executive Officer/President and the Chief Financial Officer of the Company. In reviewing the compensation of the individual executive officers, the Board of Directors considers the recommendations of the Chief Executive Officer, other market information and current market conditions, as well as any existing employment agreements with them.

Nominating Committee Related Function

We do not currently have a standing nominating committee. We have not adopted procedures by which security holders may recommend nominees to serve on our board of directors.

SCIENTIFIC ADVISORY BOARD

The following are members of the Company’s Scientific Advisory Board as of December 31, 2021:

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

Francesco Marincola, MD

Dr. Francesco Marincola joined Kite in 2021 as Global Head of Cell Therapy Research. Before joining Kite, Francesco was President and Chief Scientific Officer at Refuge Biotechnologies where responsible for the development and implementation of research and clinical development strategies for adoptive cell therapy products and lead therapeutic programs based on nuclease deactivated CRISPR circuits. He is also a National Institutes of Health (NIH) tenured senior investigator in cancer immunotherapy and biomarker research, and spent 23 years at the NIH, including 15 years as the Chief of the Infectious Disease and Immunogenetics Section at the NIH Clinical Center. Previously, he also served as a distinguished research fellow in immune oncology discovery at AbbVie and as Chief Research Officer at Sidra Research in Doha, Qatar.

The former President of the Society for Immunotherapy of Cancer (SITC; 2013-2014), Francesco currently serves as Editor-in-Chief for several prominent peer-reviewed publications, including Journal of Translational Medicine, Translational Medicine Communications and Immunotherapy, and is the author of more than 600 peer-reviewed publications. He has edited several books including the SITC-affiliated Cancer Immunotherapy Principles and Practice Textbook.

The former President of the Society for Immunotherapy of Cancer (SITC; 2013-2014), Francesco currently serves as Editor-in-Chief for several prominent peer-reviewed publications, including Journal of Translational Medicine, Translational Medicine Communications and Immunotherapy, and is the author of more than 600 peer-reviewed publications. He has edited several books including the SITC-affiliated Cancer Immunotherapy Principles and Practice Textbook.

Boris Reznik, PhD

Boris Reznik is the Chairman of Venvalo Group, a venture value optimization firm. During his career, Dr. Reznik founded and built technology companies into market leaders and successfully dealt with both Fortune 500 and emerging companies as clients and partners. He has been a lead or co-investor in startups and mid-market firms and has participated in M&A transactions ranging from Millions to Billions. Dr. Reznik has a depth of experience in processes and systems and a unique perspective in the drug and device development world. As the Chairman of BioRASI, a global CRO, he led development of novel therapeutics, from filing INDs to getting approved NDAs, for companies ranging from startups to Big Pharma.

Boris Minev, MD

Dr. Boris Minev is a highly accomplished physician-scientist with extensive industrial and academic experience in Immuno-Oncology, oncolytic viruses and stem cell biology and applications. He has a significant track record in tumor immunology and cancer vaccine development, having worked closely on the development of the first cancer vaccine to be approved by a regulatory body (Melacine).

Dr. Minev has also extensive expertise in immunotherapy clinical trial designs, logistics, and regulatory issues. He has a considerable supervision & management experience in industrial and academic settings and has excellent skills in biotech business development, communication, and collaboration.

Previously he held a position as the Director of Immunotherapy and Translational Oncology at Genelux Corporation, where he was directing several preclinical and translational projects on oncolytic virotherapy, immunotherapy, and nanotechnology.

Dr. Minev is also an adjunct professor at the Moores UCSD Cancer Center. There, he served previously as Principal Investigator and Director, Laboratory of Tumor Immunology and Immunotherapy where, for more than 15 years, his research has been focused on the discovery of new target antigens for immunotherapy of cancer and the development of optimized cancer vaccines. Prior to that, Dr. Minev worked in Dr. Steven Rosenberg’s Tumor Immunology Section at the Surgery Branch of the National Cancer Institute.

Dr. Minev is an Advisory Board Member of the European Society for Translational Medicine (EUSTM). He is a member of the Scientific and Clinical Advisory Boards of several biotechnology companies and has been an advisor for Amgen, Johnson & Johnson, Geron Corporation, McKinsey Consulting and Thomson Current Drugs, among others. He is the recipient of the European Association of Cancer Research Fellowship and the Fogarty International Fellowship.

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

Nassir Azzimi, MD

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

James Veltmeyer, MD

Dr. James Veltmeyer is a board-certified family physician in La Mesa, California. A graduate of UC San Diego and the Ross University School of Medicine, he completed his residency through the UC San Francisco system where he became Chief of Family Medicine Residency, overseeing 36 doctors.

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

University of Pittsburgh: Bachelor of Science 1969, Pittsburgh, Pennsylvania University of Pittsburgh School of Dental Medicine; D.M.D. 1973, Pittsburgh Pennsylvania Post Graduate Hours in Craniomandibular Dysfunction and Sleep Disorders: Over 2500.

J. Christopher Mizer

J. Christopher Mizer founded Vivaris in June of 1998. Vivaris (formerly Lake Erie Capital) invests in and acquires middle-market businesses in a broad range of industries that are leaders in their market niches. Mr. Mizer serves as the chairman of each of the portfolio companies and guides key strategic decisions and their execution. He also serves as the operating president on an interim basis when companies are going through periods of ownership succession and new management team members are being assembled.

Mr. Mizer is a former Vice President and Officer of the investment banking division of Key Capital Markets, where he focused on merger, acquisition, and financing projects for Fortune 500 clients, private companies, and successful entrepreneurs. Prior to joining Key Corp., he was Consultant in the Capital Markets practice with Ernst & Young.

He began his career as a Research Assistant with The Center for Economic Issues, a think-tank focused on economic development. He earned the B.S. (biology, applied math), B.A. (economics), M.S. degrees (biology – neurogenetics), and MBA (finance, accounting) degrees from Case Western Reserve University.

Christopher has taught business strategy, finance and entrepreneurship at the graduate level at Case Western Reserve University, John Carroll University, and the University of California, San Diego and at the undergraduate at San Diego State University.

Howard Leonhardt

Howard Leonhardt is an inventor and serial entrepreneur. He has 21 U.S. patents with over 100 patent claims for products for treating cardiovascular disease and has over 40 new patent claims pending. His TALENT (Taheri-Leonhardt) stent graft developed in the early 1990′s holds a leading world market share for repairing aortic aneurysms without surgery.

His inventions have treated over 500,000 patients in 60 countries. In early 1999 Leonhardt founded Bioheart, Inc. www.bioheartinc.com a leader in applying adult muscle stem cells to treat heart failure.. Leonhardt holds a Diploma in International Trade from Anoka Technical College. He attended the University of Minnesota,Anoka Ramsey College and UCLA Extension. He holds an honorary Doctorate in Biomedical Engineering from the University of Northern California and is an honorary alumnus of the University of Florida and Florida International University. He is co-leader of Startup California and Founder and Chairman of The California Stock Exchange TM (Cal-X) preparing to be the first social good impact stock exchange currently operating the Cal-X 30 Social Good Impact fund powered by Motif Investing- www.calstockexchange.com – He founded Cal-X Crowdfund Connect www.calxcrowdfund.com a crowdfunding campaign management co. and Cal-X Stars Business Accelerator, Inc.www.calxstars.com a business incubator and accelerator focused on cardiovascular life sciences and social good impact innovations.

There are 30 regenerative medtech and regenerative economy startups in the current portfolio class. His Leonhardt Ventures angels network has raised and put to work over $145 million in 32 companies to date, most of them founded by Leonhardt. BioLeonhardt www.bioleonhardt.com is developing the first implantable programmable and re-fillable stem cell pump. He leads CerebraCell for brain regeneration. EyeCell for eye regeneration and AortaCell for aorta regeneration and number of other organ regeneration spin offs from his patented core technologies. .. Leonhardt serves as state spokesperson in California for the JOBS ACT and Crowdfunding for Startup California and has given over 40 speeches on the subject. He has operated Leonhardt’s Launchpads NorCal at the University of Northern California Science & Technology Innovation Center in Rohnert Park, CA since 2008 and recently opened Leonhardt’s Launchpads Utah in Salt Lake City just off the campus of the University of Utah. He has served on the Board of Directors of the University of Northern California, a private biomedical engineering school, since 1999.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Summary Compensation Table

The following table summarizes the compensation paid, with respect to years ended December 31, 2021 and 2020 for services rendered to us in all capacities, to each person who served as an executive officer of the Company.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy G. Dixon	2021	227,000	(1)	-	367,600	-	-	-	594,600
President, CEO and CFO	2020	195,500	(2)	-	411,900	-	-	-	607,400

Dr. James Veltmeyer	2021	-		-	32,000	-	-	-	32,000
Chief Medical Officer	2020	-		-	129,100	-	-	-	129,100

Feng Lin	2021	-		-	32,000	-	-	-	32,000
Chief Scientific Officer	2020	-		-	125,600	-	-	-	125,600

Famela Ramos	2021	-		-	79,300	-	-	-	79,300
Vice President Business Development,	2020	-		-	-	-	-	-	-

(1)	$120,000 was accrued and paid with stock as of December 31, 2021

(2)	$60,000 was accrued and unpaid as of December 31, 2020

Outstanding Equity Awards

None

Employment Agreements

We do not have any employment agreements as of December 31, 2021.

Director Compensation

When our employees serve on our Board of Directors, we do not give them any additional compensation in respect of such Board service. Directors currently serve without compensation.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2021, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. As of December 31, 2021, a total of 2,311,123,860 shares of our common stock were outstanding.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Timothy G. Dixon (1)	286,499,212	12.5%
Thomas E. Ichim (2)	157,000,000	7.00%
Feng Lin	49,000,000	2.08%
James Veltmeyer	6,000,000	0.25%
All directors and executive officers as a group (2 persons) (1)(2)	447,499,212	19.19%

(1)	Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares. The persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors currently consists of two directors, one of whom is an officer of the Company. As of December 31, 2021 we disclose that we had no independent directors.

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

Audit Fees

The aggregate fees billed to us by our principal accountants, Fruci & Associates II, PLLC for auditing and accounting services for fiscal year 2021 was $61,600 (inclusive of the review of the quarterly reports on Form 10-Q) and for year 2020 was $59,850.

Audit-Related Fees, Tax Fees and All Other Fees

There were no fees billed to us by our principal accountant for fiscal year 2021 and 2020 for assurance and related services (audit-related fees), tax services or other products and services.

Audit Committee Matters

We do not have an audit committee. The executive officers and BOD perform the role of the audit committee. The executive officers and BOD review and approve the audit. The audit fees were 100% and the audit related fees were 0% of the total fees and were approved by the executive officers and BOD.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer and President

Date:	March 29, 2022

By:	/s/ Thomas E. Ichim
Thomas E. Ichim
Director

Date:	March 29. 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Therapeutic Solutions International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Therapeutic Solutions International, Inc. (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fruci & Assoicates II, PLLC
We have served as the Company’s auditor since 2019.

Spokane, Washington
March 29, 2022

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$94,036	$252,147
Restricted cash	10,223	10,202
Accounts receivable	16,613	2,441
Inventory	39,817	5,399
Prepaid expenses and other current assets	959,307	77,328
Total current assets	1,119,996	347,517

Property and equipment, net	284,024	5,059
Right-of-use asset	34,184	58,976
Other assets	277,571	191,922

Total assets	$1,715,775	$603,474

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$394,035	$302,477
Accounts payable-related parties	9,791	7,210
Accrued expenses and other current liabilities	487,208	593,925
Lease liability	25,374	24,792
Notes payable, current portion	4,071	-
Convertible notes payable, net of discount of $225,800 and $195,162, at December 31, 2021 and 2020, respectively	79,200	37,338
Notes payable-related parties, net	965,211	944,098
Derivative liabilities	531,525	437,549
Total current liabilities	2,496,415	2,347,389

LONG TERM LIABILITIES
Notes payable, net of current portion	15,532	-
Lease liability, net of current portion	8,810	34,184
TOTAL LIABILITIES	2,520,757	2,381,573

Commitments and contingencies	-	-

Shareholders’ Deficit:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 3,500,000,000 shares authorized; 2,311,123,860 and 2,233,741,391 shares issued and outstanding at December 31, 2021 and 2020, respectively.	2,311,125	2,233,742
Additional paid-in capital	10,899,139	7,041,960
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(13,994,246)	(11,032,801)
Total shareholders’ deficit	(804,982)	(1,778,099)

Total liabilities and shareholders’ deficit	$1,715,775	$603,474

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Net sales	$145,956	$62,681
Cost of goods sold	42,544	12,792

Gross profit	103,412	49,889

Operating expenses:
General and administrative	138,710	88,429
Salaries, wages, and related costs	436,555	849,717
Consulting fees	264,540	119,209
Legal and professional fees	773,203	280,124
Research and development	794,750	561,990
Total operating expenses	2,407,758	1,899,469

Loss from operations	(2,304,346)	(1,849,580)

Other income (expense):
Loss on derivative liabilities	(539,006)	(247,620)
Change in fair value of derivative liabilities	494,501	206,501
Interest expense	(611,794)	(302,481)
Other expense	-	(6,721)
Total other income (expense)	(656,299)	(350,321)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,960,645)	(2,199,901)

Provision for income taxes	800	-

Net loss	$(2,961,445)	$(2,199,901)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	2,263,126,970	1,911,855,232

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statement of Changes in Shareholders’ Deficit

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit
December 31, 2019	1,614,627,811	$1,614,628	$5,183,228	$-	$(8,832,900)	$(2,035,044)

Common stock issued for services	173,500,000	173,500	496,250	-	-	669,750
Common stock issued for salaries	78,681,818	78,682	417,218	-	-	495,900
Common stock sold	192,375,737	192,376	436,124	(21,000)	-	607,500
Offering costs	-	-	(19,456)	-	-	(19,456)
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	174,556,025	174,556	88,326	-	-	262,882
Relief of derivative liabilities	-	-	440,270	-	-	440,270
Net loss	-	-	-	-	(2,199,901)	(2,199,901)
December 31, 2020	2,233,741,391	2,233,742	7,041,960	(21,000)	(11,032,801)	(1,778,099)

Common stock issued for services	21,000,000	21,000	837,900	-	-	858,900
Common stock issued for prepaid fees	20,000,000	20,000	1,452,450	-	-	1,472,450
Common stock issued for salaries	8,341,723	8,342	231,457	-	-	239,799
Common stock issued for cash	4,850,075	4,850	280,649	-	-	285,499
Common stock issued for land development	1,500,000	1,500	57,400	-	-	58,900
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	21,690,671	21,691	508,044	-	-	529,735
Relief of derivative liabilities	-	-	489,279	-	-	489,279
Net loss	-	-	-	-	(2,961,445)	(2,961,445)
December 31, 2021	2,311,123,860	$2,311,125	$10,899,139	$(21,000)	$(13,994,246)	$(804,982)

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Cash flows from operating activities
Net loss	$(2,961,445)	$(2,199,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	397,750	100,600
Stock-based compensation to related parties	461,150	1,065,050
Loss on derivative liabilities	539,006	247,620
Change in fair value of derivative liabilities	(494,501)	(206,501)
Gain on extinguishment of debt	-	(16,479)
Amortization of prepaid stock-based compensation	480,135	-
Amortization of debt discount	541,612	251,801
Patent amortization	11,295	6,591
Depreciation	6,772	389
Changes in operating assets and liabilities:
Accounts receivable	(14,172)	463
Inventory	(34,418)	(219)
Prepaid expenses and other current assets	64,777	(15,140)
Right-of-use asset	24,792	(53,357)
Accounts payable	91,557	(22,458)
Accounts payable - related parties	2,581	(5,505)
Accrued expenses and other current liabilities	188,979	130,611
Lease liability	(24,792)	53,356
Net cash used in operating activities	(718,922)	(663,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(260,565)	(5,448)
Deposits	4,015	-
Net cash used in investing activities	(256,550)	(5,448)

Cash flows from financing activities
Payments on notes payable to related party	(4,799)	(25,244)
Proceeds from convertible notes payable	538,750	315,000
Proceeds from notes payable	-	16,479
Payments on notes payable	(2,068)	-
Proceeds from sale of common stock	285,499	588,044
Net cash provided by financing activities	817,382	894,279

Net increase (decrease) in cash, cash equivalents and restricted cash	(158,090)	225,752
Cash, cash equivalents and restricted cash at beginning of year	262,349	36,597
Cash, cash equivalents and restricted cash at end of year	$104,259	$262,349

Supplemental cash flow information:
Cash paid for interest	$3,312	$6,369
Cash paid for income taxes	$800	$1,585

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$33,500	$21,500
Debt discount recorded in connection with derivative liability	$538,750	$315,000
Common stock issued in conversion of convertible notes payable and interest	$1,019,014	$713,152
Property and equipment purchased with note payable	$21,671	$-
Common stock issued for prepaid fees	$1,472,450	$-
Common stock issued for accrued salaries	$239,799	$-
Accrued interest added to principal	$25,912	$26,876
Common stock issued for land development	$58,900	$-

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$94,036	$252,147
Restricted cash	10,223	10,202
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$104,259	$262,349

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2021

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

Cellular Division – TSOI obtained exclusive rights to a patented adult stem cell for development of therapeutics in the area of chronic traumatic encephalopathy (CTE) and traumatic brain injury (TBI) and Lung Pathology (LP).

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

Management does not expect existing cash as of December 31, 2021 or as of March 31, 2022 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2021, the Company has incurred losses totaling $14.2 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2021

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Therapeutic Solutions International, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. No material activity in any subsidiaries.

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

December 31, 2021

Note 2 – Basis of presentation and significant accounting policies (Continued)

Retail policies of e-commerce:

Returns. We will gladly accept the return of products that are defective due to defects in manufacturing and/or workmanship. Fulfillment mistakes that may be made which result in the shipment of incorrect products to you will also be accepted for return.

Shipping. Shipping Time — Most orders will ship the next business day, provided the product ordered is in stock. Orders are not processed or shipped on Saturday or Sunday, except by prior arrangement. We cannot guarantee when an order will arrive. Consider any shipping or transit time offered to you by this site or other parties only as an estimate. We encourage you to order in a timely fashion to avoid delays caused by shipping or product availability.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2021 and 2020, the Company had $0 and $12,349 in excess of the FDIC insured limit.

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

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $531,525 and $437,549 at December 31, 2021 and 2020, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaids, convertible notes, and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2021

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2021 and 2020, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the years ended December 31, 2021 and 2020:

Balance, December 31, 2019	$521,700

Issuance of new derivative liabilities	562,620
Conversions to paid-in capital	(440,270)
Change in fair market value of derivative liabilities	(206,501)

Balance, December 31, 2020	437,549

Issuance of new derivative liabilities	1,077,756
Conversions to paid-in capital	(489,279)
Change in fair market value of derivative liabilities	(494,501)
Balance, December 31, 2021	$531,525

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

As of December 31, 2021 and 2020, a total of 95,273,690 and 579,347,525, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2021

Note 2 – Basis of presentation and significant accounting policies (Continued)

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement. Depreciation expense for the years ended December 31, 2021 and 2020 was $6,772 and $389, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the years ended December 31, 2021 and 2020 was $11,295 and $6,591, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $794,750 and $561,990 for the years ended December 31, 2021 and 2020, respectively.

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

Stock-Based Compensation

Compensation expense for stock issued to employees is determined as the fair value of consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measured. The Financial Accounting Standards Board (FASB) issued ASU 2018-07 to expand the scope of Topic 718 to include share-based payments issued to nonemployees. The effective date for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the effective date is fiscal years beginning after December 15, 2019. The Company adopted during the year ended December 31, 2018 for which there was no impact on the consolidated financial statements. The Company issues shares for multiyear consulting agreements which are restricted and nonrefundable shares.

Leases

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 became effective for the Company in the first quarter of 2019 and was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $34,184 as of December 31, 2021.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2021

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

Note 3 – Restricted cash

Included in current assets is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2022, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2021	December 31, 2020

Prepaid consulting	$930,893	$76,663
Insurance	987	665
Prepaid costs	27,427	-
Total	$959,307	$77,328

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2021

Note 5 – Fixed assets

Fixed assets consist of the following:

	December 31, 2021	December 31, 2020

Land	$235,223	$-
Vehicles	50,514	-
Computer hardware	5,935	10,747
Office furniture and equipment	7,912	3,639
Shipping and other equipment	1,575	7,023
Total	301,159	21,409
Accumulated depreciation	(17,135)	(16,350)
Property and equipment, net	$284,024	$5,059

Depreciation expense was $6,772 and $389 for the years ended December 31, 2021 and 2020, respectively.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2021

Note 6 – Other assets

Other assets consist of the following:

	December 31, 2021	December 31, 2020

Prepaid consulting	$108,673	$39,914
Deposit	39,823	11,638
Licenses, net	129,075	140,370
Total	$277,571	$191,922

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	December 31, 2021	December 31, 2020

License	$153,552	$153,552
Accumulated amortization	(24,477)	(13,182)
Licenses, net	$129,075	$140,370

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2021

Note 7 – Convertible notes payable

At various times during the year ended December 31, 2021, the Company entered into convertible promissory notes with principal amounts totaling $572,250 with third parties for which the proceeds were used for operations. The Company received net proceeds of $538,750, and a $33,500 original issuance discount was recorded. The convertible promissory notes incur interest at rates ranging from 10% to 12% per annum and mature on dates ranging from January 25, 2022 to December 15, 2022. The convertible promissory notes are convertible to shares of the Company’s common stock 180 days after issuance. The conversion price per share is equal to apercentage ranging from 61% to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at December 31, 2021 a total of 95,273,690 common shares in connection with these promissory notes.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2021

Note 7 – Convertible notes payable (Continued)

For the seven notes issued during the year ended December 31, 2020, the Company valued the conversion features on the date of issuance resulting in initial liabilities totaling $562,620. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $247,620 was recorded during the year ended December 31, 2020. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0008 to $0.0042, the closing stock price of the Company’s common stock on the dates of valuation ranging from $0.0023 to $0.0056, an expected dividend yield of 0%, expected volatilities ranging from 237%-260%, risk-free interest rate ranging from 0.17% to 1.48%, and an expected term of one year.

During the year ended December 31, 2020, convertible notes principal plus their accrued interest totaling $262,882 were converted into 174,556,025 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the year ended December 31, 2020, the Company recorded $440,270 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.00055 to $0.0039, the closing stock price of the Company’s common stock on the dates of valuation ranging from $0.001 to $0.010, an expected dividend yield of 0%, expected volatility ranging from 170% to 305%, risk-free interest rates ranging from 0.12% to 0.89%, and expected terms ranging from 0.07 to 0.50 years.

On December 31, 2020, the derivative liabilities on the remaining four convertible notes were revalued at $437,539 resulting in a gain of $206,501 for the year ended December 31, 2020 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.0029, the closing stock price of the Company’s common stock on the date of valuation of $0.0064, an expected dividend yield of 0%, expected volatility ranging from 241% to 254%, risk-free interest rate of 0.12%, and an expected term ranging from 0.76 to 0.96 years.

For the notes issued during the year ended December 31, 2021, the Company valued the conversion features on the date of issuance resulting in initial liabilities totaling $1,077,756. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $539,006 was recorded during the year ended December 31, 2021. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0039 to $0.0351, the closing stock price of the Company’s common stock on the dates of valuation ranging from $0.0217 to $0.0540, an expected dividend yield of 0%, expected volatilities ranging from 197%-264%, risk-free interest rate ranging from 0.05% to 0.29%, and an expected term of one year.

During the year ended December 31, 2021, convertible notes principal plus their accrued interest totaling $529,735 were converted into 21,690,671 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the year ended December 31, 2021, the Company recorded $489,279 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0136 to $0.035, the closing stock price of the Company’s common stock on the dates of valuation ranging from $0.022 to $0.057, an expected dividend yield of 0%, expected volatility ranging from 125% to 251%, risk-free interest rates ranging from 0.06% to 0.29%, and expected terms ranging from 0.48 to 0.50 years.

On December 31, 2021, the derivative liabilities on the remaining five convertible notes were revalued at $531,525 resulting in a gain of $494,501 for the year ended December 31, 2021 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0123 to $0.0127, the closing stock price of the Company’s common stock on the date of valuation of $0.029, an expected dividend yield of 0%, expected volatility ranging from 165% to 218%, risk-free interest rate of 0.39%, and an expected term ranging from 0.53 to 0.96 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight line method which is similar to the effective interest method. During the years ended December 31, 2021 and 2020, the Company amortized $541,612 and $251,801 to interest expense, respectively. As of December 31, 2021, discounts of $225,800 remained for which will be amortized through December 2022.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2021

Note 8 – Notes payable-related parties

Notes payable-related parties consist of:

	December 31, 2021	December 31, 2020

Note payable – Scientific Advisory Board Member, unsecured, including interest at 10% per annum, with a maturity date of December 31, 2019	$2,356	$7,054

Three notes payable – Chief Executive Officer, unsecured, including interest at 8%, 10% and 10% per annum, respectively, with maturity date of December 31, 2019	27,577	26,064

One note payable – Chief Executive Officer, unsecured, no interest, paid from a % of revenues	534,544	534,646

Note payable – Chief Financial Officer, unsecured, including interest at 8% per annum, with a maturity date of December 31, 2019	118,400	112,000

Three notes payable – Business Advisory Board Member, unsecured, including interest at 8% and 10% per annum, convertible into common stock at $0.005 and $0.004, respectively, with maturity date of April 20, 2019	282,334	264,334
	965,211	944,098
Less debt discount	-	-
	$965,211	$944,098

Note 9 – Related party transactions

As of December 31, 2019 and 2018, the Company had accrued officers’ salary of $439,534 and $663,100, respectively. One of the officers settled with the company for a note payable that is unsecured on November 8, 2019 and doesn’t accrue interest and will be paid as 0.5% of revenues. This decreased accrued officers’ salary. The note is still outstanding as of December 31, 2021 and 2020.

In 2020, the Company settled an accrual of wages with Timothy G. Dixon with a convertible note payable of $60,000 with interest at 5% per annum. On June 9, 2020, we issued 18,181,818 shares of common stock for the complete conversion of $60,000 for convertible note dated June 9, 2020.

In 2020 we issued 122,000,000 shares of common stockto three officers and one director of the Company under a Restricted Stock Award for $437,400.

In 2020 we issued 29,000,000 shares of common stock to one officer and one director of the Company under a Restricted Stock Award for $240,000.

On June 15, 2020, we issued 20,000,000 shares of common stockto the medical officer for consulting services for $106,000.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2021

Note 9 – Related party transactions (continued)

On July 17, 2020 we issued 22,500,000 shares of common stock to two officers, and one director of the Company under a Restricted Stock Award for $154,500.

In 2021, we issued 7,544,848 shares of common stock for $239,800 of accrued salaries to one officer of the Company under a Restricted Stock Award..

.

On June 18, 2021, we issued 2,000,000 shares of common stock, to one officer and one director of the Company under a Restricted Stock Award for $94,600.

On November 30, 2021, we issued 7,000,000 shares of common stockto four officers and one director under a Restricted Stock Award for $224,000.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2021

Note 10 – Income taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 30%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2021	December 31, 2020

Expected income tax at statutory rate	$(621,735)	$(458,619)
State tax	168	168
Meals & Entertainments	295	-
Permanent differences	404,577	295,578
Other	(71,992)	(336)
Change in valuation allowance	289,487	163,209
Provision for income taxes	$800	$-

The significant components of deferred income tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020

Net operating loss carry-forward	$1,450,896	$1,668,324
Valuation allowance	(1,450,896)	(1,668,324)
Net deferred tax asset	$-	$-

The Company has Federal net operating loss carryforwards of approximately $7.5 million and $6.5 million as of December 31, 2021 and 2020, respectively. The Company has state net operating loss carryforwards of approximately $5.5 million and $4.5 million as of December 31, 2021 and 2020, respectively. The net operating loss carryforwards are available to offset taxable income in future years, of which approximately $5 million expires beginning in fiscal 2032. Net operating loss carrforwards incurred after 2018 are carried on indefinitely.

As of and for the years ended December 31, 2021 and 2020, management does not believe the Company has any uncertain tax positions. Accordingly, there are no recognized tax benefits at December 31, 2021 and 2020.

The Company is subject to tax in the United States and files tax returns in the U.S. Federal jurisdiction and California state jurisdiction. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities starting in 2018. The Company currently is not under examination by any tax authority.

Note 11 – Equity

Our authorized capital stock consists of an aggregate of 3,505,000,000 shares, comprised of 3,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of December 31, 2021, we have 2,311,123,860 shares of common stock and no preferred shares issued and outstanding.

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

In 2021, we issued 4,850,075 shares of common stock for an investment in the Company’s Private Placement of $285,500.

In 2021, we issued 21,000,000 shares of common stock, valued at $858,900 for consulting services.

In 2021, we issued 8,341,723 shares of common stock, valued at $239,799 for salaries.

In 2021, we issued 1,500,000 shares of common stock, valued at $58,900 for land development.

In 2021, we issued 21,690,671 shares of common stock for the conversion of convertible notes of $1,019,014.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2021

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

During the year ended December 31, 2021 and 2020, the Company incurred rent expense of $22,768 and $25,993.

The lease will expire in 2023. The weighted average discount rate used for this lease is 5% (average borrowing rate of the Company). Maturities of Leases were:

2022	26,460
2023	8,911
Total lease payment	35,371
Less: Imputed Interest	(1,187)
Present value of lease liabilities	34,184
Current portion	(25,374)
Non-current portion	8,810

Effective November 8, 2019, the Company entered into a royalty agreement with one of the officers, refer to Note 9.

Note 14 – Subsequent events

On January 4, 2022, we issued 1,034,482 shares of common stock for $30,000 of accrued salaries.

On January 14, 2022,we issued 4,158,759 shares of common stock for the complete conversion of $56,975 for convertible note dated July 12. 2021.

On February, 2022, we issued 4,778,689 shares of common stock for the complete conversion of $58,300 for convertible note dated August 2, 2021.

On February 14, 2022, we issued 24,500,000 shares of common stock, valued at $0.01 per share, for an investment in the Company’s Private Placement.

On February 24, 2022, we issued 10,000,000 shares of common stock, valued at $0.01 per share, for an investment in the Company’s Private Placement.

On February 24, 2022, we issued 149,402,390 for the complete conversion of $15,000,000 for convertible note dated February 9, 2021.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2021 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

