Form 10-Q
period 2022-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2022-05-23
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

As of May 20, 2022, 2,545,356,759 shares of the registrartant’s common stock, par value of $0.0001 per shares, were outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	Need for additional capital;

●	Limited operating history in our new business model;

●	Limited experience introducing new products;

●	Our ability to successfully expand our operations and manage our future growth;

●	Difficulty in managing our growth and expansion;

●	Dilutive effects of any raising of additional capital;

●	The deterioration of global economic conditions and the decline of consumer confidence and spending;

●	Material weaknesses reported in our internal control over financial reporting;

●	Our ability to protect intellectual property rights and the value of our products;

●	The potential for product liability claims against us;

●	Our dependence on third party manufacturers to manufacture our products;

●	Our common stock is currently classified as a penny stock;

●	Our stock price may experience future volatility;

●	The illiquidity of our common stock; and

●	Substantial sales of shares of our common stock.

●	Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

		PAGE
	PART 1. Financial Information
Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	4

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021	5

	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the Period from January 1, 2022 to March 31, 2022 and January 1, 2021 to March 31, 2021	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Item 4. Controls and Procedures	30

	PART II. Other Information
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
	Signatures	32

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$165,690	$94,036
Restricted cash	10,223	10,223
Accounts receivable	36,334	16,613
Inventory	39,434	39,817
Prepaid expenses and other current assets	689,911	959,307
Total current assets	941,592	1,119,996

Property and equipment, net	282,861	284,024
Right-of-use asset	27,923	34,184
Other assets, net	3,528,767	277,571

Total assets	$4,781,143	$1,715,775

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$372,449	$394,035
Accounts payable-related parties	7,340	9,791
Accrued expenses and other current liabilities	488,449	487,208
Lease liability	25,770	25,374
Notes payable, current portion	4,638	4,071
Convertible notes payable, net of discount of $248,019 and $225,800, at March 31, 2022 and December 31, 2021, respectively	104,481	79,200
Notes payable-related parties, net	969,285	965,211
Derivative liabilities	487,661	531,525
Total current liabilities	2,460,073	2,496,415

LONG TERM LIABILITIES
Notes payable, net of current portion	13,888	15,532
Lease liability, net of current portion	2,153	8,810
TOTAL LIABILITIES	2,476,114	2,520,757

Commitments and contingencies	-	-

Shareholders’ Equity (Deficit):
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 3,500,000,000 shares authorized; 2,514,998,180 and 2,311,123,860 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	2,514,998	2,311,125
Additional paid-in capital	14,506,200	10,899,139
Subscription receivable	(121,000)	(21,000)
Accumulated deficit	(14,595,169)	(13,994,246)
Total shareholders’ equity (deficit)	2,305,029	(804,982)

Total liabilities and shareholders’ equity (deficit)	$4,781,143	$1,715,775

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Net sales	$84,898	$21,061
Cost of goods sold	15,938	11,081

Gross profit	68,960	9,980

Operating expenses:
General and administrative	40,007	36,811
Salaries, wages, and related costs	114,285	104,463
Consulting fees	87,116	41,183
Legal and professional fees	50,092	68,752
Research and development	304,159	19,697
Total operating expenses	595,659	270,906

Loss from operations	(526,699)	(260,926)

Other income (expense):
Loss on convertible note issuance	(66,532)	(348,255)
Change in fair value of derivative liabilities	142,306	504,186
Interest expense	(149,998)	(81,928)
Total other income (expense)	(74,224)	74,003

LOSS BEFORE PROVISION FOR INCOME TAXES	(600,923)	(186,923)

Provision for income taxes	-	-

Net loss	$(600,923)	$(186,923)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	2,393,701,868	2,240,039,437

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
December 31, 2020	2,233,741,391	$2,233,742	$7,041,960	$(21,000)	$(11,032,801)	$(1,778,099)

Common stock issued for prepaid fees	2,500,000	2,500	170,000	-	-	172,500
Common stock issued for accrued salaries	4,800,000	4,800	55,200	-	-	60,000
Common stock issued for cash	3,411,679	3,411	214,088	-	-	217,499
Net loss	-	-	-	-	(186,923)	(186,923)

March 31, 2021	2,244,453,070	$2,244,453	$7,481,248	$(21,000)	$(11,219,724)	$(1,515,023)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
December 31, 2021	2,311,123,860	$2,311,125	$10,899,139	$(21,000)	$(13,994,246)	$(804,982)

Common stock issued for salaries	1,034,482	1,034	28,965	-	-	29,999
Common stock issued for cash	44,500,000	44,500	400,500	(100,000)	-	345,000
Common stock issued for license	149,402,390	149,402	2,958,168	-	-	3,107,570
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	8,937,448	8,937	106,338	-	-	115,275
Relief of derivative liabilities	-	-	113,090	-	-	113,090
Net loss	-	-	-	-	(600,923)	(600,923)

March 31, 2022	2,514,998,180	$2,514,998	$14,506,200	$(121,000)	$(14,595,169)	$2,305,029

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Cash flows from operating activities
Net loss	$(600,923)	$(186,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on convertible note issuance	66,532	348,255
Change in fair value of derivative liabilities	(142,306)	(504,186)
Amortization of prepaid stock-based compensation	303,056	14,375
Amortization of debt discount	134,031	66,856
Patent amortization	5,693	1,648
Depreciation	1,163	195
Changes in operating assets and liabilities:
Accounts receivable	(19,721)	(7,038)
Inventory	383	(1,452)
Prepaid expenses and other current assets	17,021	21,431
Right-of-use asset	6,261	6,072
Accounts payable	(21,586)	(4,441)
Accounts payable - related parties	(2,451)	-
Accrued expenses and other current liabilities	44,243	41,205
Lease liability	(6,261)	(6,072)
Net cash used in operating activities	(214,865)	(210,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(235,223)
Purchase of license	(200,000)	-
Deposits	-	7,515
Net cash used in investing activities	(200,000)	(227,708)

Cash flows from financing activities
Payments on notes payable to related party	(2,404)	(750)
Proceeds from convertible notes payable	145,000	50,000
Payments on notes payable	(1,077)	-
Proceeds from sale of common stock	345,000	217,499
Net cash provided by financing activities	486,519	266,749

Net increase (decrease) in cash, cash equivalents and restricted cash	71,654	(171,034)
Cash, cash equivalents and restricted cash at beginning of year	104,259	262,349
Cash, cash equivalents and restricted cash at end of year	$175,913	$91,315

Supplemental cash flow information:
Cash paid for interest	$710	$606
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$11,250	$3,500
Debt discount recorded in connection with derivative liability	$145,000	$50,000
Common stock issued in conversion of convertible notes payable and interest	$228,365	$-
Common stock issued for prepaid fees	$-	$172,500
Common stock issued for accrued salaries	$29,999	$60,000
Accrued interest added to principal	$6,478	$6,478
Common stock issued for license	$3,107,570	$-
Common stock issued for subscription receivable	$100,000	$-

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$165,690	$81,113
Restricted cash	10,223	10,202
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$175,913	$91,315

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

On May 9, 2022, the Company filed an Investigational New Drug Application for Treatment of Chronic Obstructive Pulmonary Disease (COPD) Using JadiCell™ Universal Donor Adult Stem Cells under IND Serial # 28508.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

Management does not expect existing cash as of March 31, 2022 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2022, the Company has incurred losses totaling $14.5 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

March 31, 2022

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

Risk of Loss. Risk of loss will be on the Seller until the time when the Buyer accepts delivery. Seller shall maintain any and all necessary insurance in order to insure the Goods against loss at Seller’s own expense

Retail policies of e-commerce:

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2022 and 2021, the Company had $0 and $0 in excess of the FDIC insured limit.

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

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2022 and 2021, as disclosed in Note 5, containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $487,661 and $531,525 at March 31, 2022 and December 31, 2021, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2021 and 2020, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the three months ended March 31, 2022:

Balance, December 31, 2021	$531,525
Issuance of new derivative liabilities	211,532
Conversions to paid-in capital	(113,090)
Change in fair market value of derivative liabilities	(142,306)
Balance, March 31, 2022	$487,661

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

As of March 31, 2022 and 2021, a total of 134,887,029 and 454,438,795, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement. Depreciation expense for the three months ended March 31, 2022 and 2021 was $1,163 and $195, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the three months ended March 31, 2022 and 2021 was $5,693 and $1,648, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $304,159 and $19,697 for the three months ended March 31, 2022 and 2021, respectively.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

Leases

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 became effective for the Company in the first quarter of 2019 and was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $27,923 as of March 31, 2022.

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

Note 4 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2022	December 31, 2021

Prepaid consulting	$663,208	$930,893
Insurance	775	987
Prepaid costs	25,928	27,427
Total	$689,911	$959,307

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

Note 5 – Fixed assets

Fixed assets consist of the following:

	March 31, 2022	December 31, 2021

Land	$235,223	$235,223
Vehicles	50,514	50,514
Computer hardware	5,935	5,935
Office furniture and equipment	7,912	7,912
Shipping and other equipment	1,575	1,575
Total	301,159	301,159
Accumulated depreciation	(18,298)	(17,135)
Property and equipment, net	$282,861	$284,024

Depreciation expense was $1,163 and $195 for the three months ended March 31, 2022 and 2021, respectively.

Note 6 – Other assets

Other assets consist of the following:

	March 31, 2022	December 31, 2021

Prepaid consulting	$57,992	$108,673
Deposit	39,823	39,823
Licenses, net	3,430,952	129,075
Total	$3,528,767	$277,571

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

On 2/9/2021 the Company issued a Convertible Promissory Note (CPN) to JadiCell LLC that was never fully executed while the parties worked to finalize the agreement that resulted in an Exclusive Patent License Agreement (EPLA) being executed on 9/15/2021. Finally a Settlement Agreement was entered into on 2/23/2022. On 2/23/2022, we issued 149,402,390 shares of common stock, valued at $0.0208 per share, for the EPLA, with a final value of the license being recorded at $3,107,569.71. The Patent expires December 31, 2032. The Exclusive Patent License to the Jadi Cell is for use under the designated areas of all applicable Lung Pathology. The Jadi Cell is an cGMP grade and Research grade manufactured allogenic mesenchymal stem cells derived from US Patent No.: 9,803,176 B2 and  will be amortized over the 10 year life of the Patent.

As of March 25, 2022, we entered into a asset transfer and license agreement, which will be amortized over the life of the agreement. The agreement is for 5 years. The company has made an initial payment of $200,000. Within six months, the company will make a second payment of $1.8 million.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	March 31, 2022	December 31, 2021

Licenses	$3,461,122	$153,552
Accumulated amortization	(30,170)	(24,477)
Licenses, net	$3,430,952	$129,075

Amortization expense for the three months ended March 31, 2022 and 2021 was $5,693 and $1,648, respectively.

Note 7 - Notes Payable-Related Party

At March 31 2022 and December 31, 2021, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $969,285 and $965,285, respectively. Interest accrued on these notes during the three months ended March 31, 2022 and 2021 was $6,478 and $6,478, respectively. Of these, $251,000 are convertible into common stock at prices ranging from $0.004 and $0.005.

Note 8 – Convertible Notes Payable

At various times during the three months ended March 31, 2022, the Company entered into convertible promissory notes with principal amounts totaling $156,250 with a third party for which the proceeds were used for operations. The Company received net proceeds of $145,000, and a $11,250 original issuance discount was recorded. As of March 31, 2022, the Company also had outstanding convertible promissory notes with principal totaling $196,250 issued at various dates throughout the year ended December 31, 2021. The convertible promissory notes incur interest at rates from 10% to 12% per annum and mature on dates ranging from October 1, 2022 to March 2, 2023. The convertible promissory notes are convertible to shares of the Company’s common stock 180 days after issuance. The conversion price per share is equal to 61% to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at March 31, 2022 a total of 134,887,029 common shares in connection with these promissory notes.

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

For the notes issued during the three months ended March 31, 2022, the Company valued the conversion feature on the date of issuance resulting in an initial liability of $211,532. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $66,532 was recorded during the three months ended March 31, 2022. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0127 to $0.0137, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.021 to $0.027, an expected dividend yield of 0%, expected volatility ranging from 160% to 216%, risk-free interest rate ranging from 0.48% to 1.06%, and an expected term of one year.

During the three months ended March 31, 2022, convertible notes with principal and accrued interest balances totaling $115,275 were converted into 8,937,448 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the three months ended March 31, 2022, the Company recorded $113,090 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.012 to $0.014, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.018 to $0.025, an expected dividend yield of 0%, expected volatility ranging from 166% to 185%, risk-free interest rates ranging from 0.51% to 0.89%, and expected terms of 0.49 years.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

On March 31, 2022, the derivative liabilities on the remaining convertible notes were revalued at $487,661 resulting in a gain of $142,306 for the three months ended March 31, 2022 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from $0.0125 to $0.0129, the closing stock price of the Company’s common stock on the date of valuation of $0.025, an expected dividend yield of 0%, expected volatility ranging from 166% to 191%, risk-free interest rate of 1.63%, and an expected term ranging from 0.50 to 0.92 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the three months ended March 31, 2022 and 2021, the Company amortized $134,031 and $66,856 to interest expense, respectively. As of March 31, 2022, discounts of $248,019 remained which will be amortized through March 2023.

Note 9 – Equity

Our authorized capital stock consists of an aggregate of 3,505,000,000 shares, comprised of 3,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of March 31, 2022, we have 2,514,998,180 shares of common stock and no preferred shares issued and outstanding.

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

In 2022, we issued 44,500,000 shares of common stock for an investment in the Company’s Private Placement of $345,000.

In 2022, we issued 20,000,000 shares of common stock, valued at $510,500 for consulting services.

In 2022, we issued 1,034,482 shares of common stock, valued at $29,999 for salaries.

In 2022, we issued 149,402,390 shares of common stock, valued at $3,107,570 for a license.

In 2022, we issued 8,937,448 shares of common stock for the conversion of convertible notes of $228,365.

Note 10 – Subsequent events

On April 4, 2022,we issued 6,786,585 shares of common stock for the complete conversion of $83,475 for convertible note dated October 1. 2021.

On April 5, 2022, we issued 9,000,000 shares of common stock, valued at $0.0251 per share, for consulting services.

On May 2, 2022, we issued 7,000,000 shares of common stock, valued at $0.026 per share, for consulting services.

On May 2, 2022, we issued 3,571,994 shares of common stock for the complete conversion of $56,438 for convertible note dated November 2, 2021.

On May 3, 2022, we issued 2,000,000 shares of common stock, valued at $0.0254 per share, for consulting services.

On May 5, 2022, we issued 2,000,000 shares of common stock, valued at $0.0259 per share, for consulting services.

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2022 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Note 11 – Commitments and Contingencies

Effective March 1, 2020, the Company entered into a fifth amendment to a Lease Agreement for property located in Oceanside, CA. The lease consists of approximately 1,700 square feet and the amendment is for a term of 36 months and expires on April 30, 2023.

Total rent expense for the three months is $6,261.

The lease will expire in 2023. The weighted average discount rate used for this lease is 5% (average borrowing rate of the Company). Maturities of Leases were:

Future minimum lease payments as of March 31, 2022 are as follows:

For the year ending December 31,

2022	$19,323
2023	$8,612

As of March 25, 2022, we entered into a asset transfer and license agreement, which will be amortized over the life of the agreement. The agreement is for 5 years. The company has made an initial payment of $200,000. Within six months, the company will make a second payment of $1.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“statutory safe harbors”) shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the risk factors discussed therein.

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

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, QuadraMune® , is a multi-patented synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquionone. QuadraMune has been shown to increase Natural Killer Cell activity and healthy Cytokine production. Our synergistic blend of ingredients help the immune system fight off common and complex ailments and promote healthy T Cell activity. Recently the Company was approved to sell certain nutraceuticals on the Amazon Platform.

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

On August 4th, 2021, the Company announced clearance from the Food and Drug Administration (FDA) to initiate a Phase III pivotal trial for registration of the Company’s JadiCellTM universal donor stem cell as a treatment for COVID-19 associated lung failure under IND # 19757. In previous studies the Company has demonstrated the superior activity of JadiCellTM to other types of stem cells including bone marrow, adipose, cord blood, and placenta. Furthermore, the JadiCellTM was shown to be 100% effective in saving the lives of COVID-19 patients under the age of 85 in a double-blind placebo controlled clinical trial with patients in the ICU on a ventilator. In patients over the age of 85 the survival rate was 91%. The Company also recently announced the launching of Phase III for IND # 19757 with Biorasi LLC, a global, full-service CRO, who will run the clinical trial.

In addition, the Company has filed data with the FDA, as part of IND #17448, which demonstrated that treatment of cancer patients with StemVacsTM resulted in enhanced activity of a type of immunological cell called “natural killer” cells, otherwise known as “NK cells.”

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

On May 9, 2022, the Company filed an Investigational New Drug Application for Treatment of Chronic Obstructive Pulmonary Disease (COPD) Using JadiCell™ Universal Donor Adult Stem Cells under IND Serial # 28508.

Investigational Drug Applications:

Treatment of Metastatic Breast Cancer by StemVacs-V Cancer Immunotherapeutic IND # 28508

The Primary Objective is safety and feasibility of StemVacs-V administration at 12 months as assessed by lack of adverse medical events. The Secondary Objective is efficacy as judged by tumor response, time to progression, and immunological monitoring.

Safety, Feasibility, and Immunomodulatory Activities of StemVacs in Patients with Advanced Solid Tumors IND # 17448

The Primary Objective is safety and feasibility of StemVacs administration at 12 months as assessed by lack of adverse medical events. The Secondary Objective is efficacy as judged by tumor response, time to progression, and immunological monitoring.

Umbilical Cord-derived Mesenchymal Stem Cells for Patients with COVID-19 (“UC-MSC for COVID-19”) IND # 19757

The primary objective will be to assess effectiveness of UC-MSC treatment on proportion of patients alive and free of respiratory failure at Day 60 after randomization. The secondary objectives will be to assess all-cause mortality at Day 60, survival at day 31, number of subjects experiencing serious adverse events (SAEs) by day 31, SAE-free survival, time to recovery (evaluated until day 60), and time to oxygen requirement equal or below 40% oxygen.

Investigation of Umbilical Cord-derived Mesenchymal Stem Cells for the Treatment of Chronic Traumatic Encephalopathy Patients IND # 27377

To determine safety and efficacy of 100 million intravenously administered JadiCell™ allogeneic umbilical cord mesenchymal stem cells. Efficacy will be determined by behavioral scores, brain imaging, and reduction in inflammatory markers. Toxicity of treatment was evaluated for the duration of the study and will be graded according to the criteria of the World Health Organization.

JadiCell Therapy for COPD IND # 28508

To determine safety and efficacy of intravenously administered allogeneic JadiCell umbilical cord blood mesenchymal stem cells in patients with moderate-to-severe COPD. The Primary Endpoint, which is toxicity, will be assessed by number of adverse events (AEs). The Secondary Endpoint, which is efficacy will be evaluated at baseline and days 30, 60, and 90.

Nutraceutical Division (TSOI)

●	ProJuvenol® is a patented, (US No.: 9,682,047) and powerful synergistic blend of complex anti-aging ingredients in capsules.
●	NanoStilbene™ is an easily absorbed nanoemulsion of nanoparticle pterostilbene derived from the ‘047 patent.
●	DermalStilbene is a topical form of pterostilbene delivered via spray application onto skin, derived from the ‘047 patent.
●	IsoStilbene an injectable formulation of pterostilbene is available by prescription only, derived from the ‘047 patent.
●	NeuroStilbene is an intranasal form of pterostilbene delivered via spray application inside the nostril, derived from the ‘047 patent.
●	NanoPlus is a blend of NanoStilbene and Nano Cannabidiol which are an easily absorbed Nanoparticles formulation of Pterostilbene and Cannabidiol.
●	Nano Cannabidiol is an easily absorbed Nanoparticle formulation of Cannabidiol Isolate in the range of 75-90 nanometers. This product is built on the same nano platform as NanoStilbene and is delivered at a concentration of 200mg per milliliter.
●	NanoPSA is a blend of NanoStilbene™ and Broccoli Sprout Extract (BSE) providing 74mg of BSE and 125mg of our patented NanoStilbene, a proprietary formulation of nanoparticle pterostilbene.
●	NLRP3 Trifecta is a two-product combo and consists of one bottle of NanoPSA and one bottle of GTE-50 green tea extract.
●	QuadraMune™ is a multi-patented synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquinone.
●	NuBrainer™ HSCP is a nootropic blend of Huperzine-A, Sterubin, Cannabidiol, and Pterostilbene.

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

On May 17, 2021, the Company filed a patent application titled “Treatment of Major Depressive Disorder by Low Dose Interleukin-2”

which teaches methods, compositions of matter, and protocols useful for treatment of major depressive disorder through administration of low dose interleukin- 2 at a concentration and/or frequency sufficient to increase expansion of T regulatory cell numbers and/or enhancement of T regulatory cell activity. In some embodiments administration of interleukin-2 is provided as means of enhancing efficacy of standard antidepressant therapies. Furthermore, administration of interleukin-2 receptor agonists is also described in the current invention as a treatment of major depressive disorder.

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

On May 24, 2021, the Company filed a patent application titled “Immunotherapies for Targeting of Tumor Vasculature” that disclosed novel means, protocols, and compositions of matter for creating targeted immune responses and/or induction of immunological memory towards the tumor vasculature. In one embodiment pluripotent stem cells are transfected with one or more genes capable of eliciting immunity, induced to differentiate into endothelial-like cells which resemble the tumor endothelial cells, and utilized as a vaccine. In some embodiment’s genes are engineered under control of specific promoters to allow for various specificities of activity. In one specific embodiment pluripotent stem cells engineered to endow properties capable of inducing expression of the α- Gal epitope (Galα1,3Galα1,4GlcNAc-R). Addition of adjuvants to enhance antigen presentation of the vaccine composition, as well as means of stimulating systemic enhancement of circulating endothelial specific T cells are also disclosed.

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

On May 12, 2022, the Company filed a patent application titled “Inhibition and Reversion of Chronic Obstructive Pulmonary Disease (COPD) by Endothelial Cell Regeneration” that disclosed means, treatment methods, and compositions of matter useful for prevention and/or reversion of chronic obstructive pulmonary disease (COPD). In one embodiment the invention provides the administration of mesenchymal stem cells and exosome thereof as a means of augmenting endogenous endothelial regeneration and/or endothelial regeneration stimulated by exogenous means. In some embodiments the invention provides administration of allogeneic mesenchymal stem cells together with autologous endothelial progenitor cells and/or mobilization of said autologous endothelial progenitor cells.

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

In addition, on February 9, 2021 we obtained exclusive rights under the same for use of US Patent No.: 9,803,176 B2 in the treatment of acute respiratory distress syndrome (ARDS) and other lung pathologies. The JadiCell was reported in a publication from the University of Miami following a Phase 1/2 clinical trial, demonstrating intravenous administration of JadiCells, resulted in a significant survival improvement in COVID-19 patients. The Phase 1/2 double blind, placebo-controlled trial treated 12 advanced COVID-19 patients with 100 million JadiCellsTM intravenously at days 0 and 3, and 12 patients received placebo control. At 28 days 91% of JadiCellTM treated patients survived whereas only 42% of patients in the placebo group survived. There were no adverse effects associated with JadiCellTM administration. For those treated with the JadiCell under the age of 85 the survival rate was 100% and in those over 85 the survival rate was 91% making the JadiCell the most effective therapy to date in the entire world to treat ARDS.

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

On August 4th, 2021, the Company announced clearance from the Food and Drug Administration (FDA) to initiate a Phase III pivotal trial for registration of the Company’s JadiCellTM universal donor stem cell as a treatment for COVID-19 associated lung failure under IND # 19757. In previous studies the Company has demonstrated the superior activity of JadiCellTM to other types of stem cells including bone marrow, adipose, cord blood, and placenta. Furthermore, the JadiCellTM was shown to be 100% effective in saving the lives of COVID-19 patients under the age of 85 in a double-blind placebo controlled clinical trial with patients in the ICU on a ventilator. In patients over the age of 85 the survival rate was 91%. The Company also recently announced the launching of Phase III for IND # 19757 with Biorasi LLC, a global, full-service CRO, who will run the clinical trial.

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

Treatment of Chronic Obstructive Pulmonary Disease (COPD) Using JadiCell™ Universal Donor Adult Stem Cells

COPD is a consistently progressive, ultimately fatal disease for which no treatment exists capable of either reversing or even interrupting its course. It afflicts more than 5% of the population in many countries, and it accordingly represents the third most frequent cause of death in the U.S., where it accounts for more than 600 billion in health care costs, morbidity, and mortality.

JadiCell UC-MSCs have been utilized to treat patients with severe COVID-19 and have yielded promising results, preventing or attenuating the cytokine storm. JadiCells have been recently introduced intravenously in patients with a neurodegenerative disorders, and have been approved for testing in patients with Type 1 Diabetes (TlD). We hypothesize that JadiCells will exert beneficial therapeutic effects in COPD.

The proposed clinical trial will recruit 10 patients of 40-80 years of age with moderate to severe COPD (GOLD [Global Initiative for Chronic Lung Disease]. The enrolled patients will be treated with 100 million JadiCells intravenously with two injections spaced at 48 hours.

These two treatments will be performed on days 0 and 2. JadiCell dosing will be performed at approximately 100 million cells/infusion delivered at a maximum rate of 2 million cells/min per infusion.

Assessment of lung function and safety will be performed on days 0, 30, 60, and 90. Safety will be assessed by occurrence of adverse events (AEs) during either study-drug infusion or by physician assessments and laboratory evaluations, a record of COPD exacerbations will be maintained for each patient.

Efficacy measures will include improvement from baseline in pulmonary functions (FEV 1 , FVC, FEV 1 /FVC, total lung capacity by plethysmography, 27 single-breath carbon monoxide diffusing capacity, exercise performance [6-min walk test (6MWT)], and dyspnea assessment [Borg scale]), and QOL (St. George’s Respiratory Questionnaire, and global assessment of patient status). COPD exacerbations were assessed as the time to the first exacerbation and as the ratio of the rate of exacerbations between MSC- and placebo-treated patients.

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

On May 10, 2022, Allogen Biologic, Inc, and Therapeutic Solutions International Inc, entered into an Exclusive Patent License Agreement (EPLA) for Patent Application Serial No. 63/254,469, filed by Licensor and titled as: Umbilical Cord Derived Regenerative and Immune Modulatory Stem Cell Populations.

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

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, QuadraMune® , is a multi-patented synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquionone. QuadraMune has been shown to increase Natural Killer Cell activity and healthy Cytokine production. Our synergistic blend of ingredients help the immune system fight off common and complex ailments and promote healthy T Cell activity. Recently the Company was approved to sell certain nutraceuticals on the Amazon Platform.

Cellular Division – TSOI recently obtained exclusive rights to a patented adult stem cell for development of therapeutics in the area of chronic traumatic encephalopathy (CTE), traumatic brain injury (TBI), and lung pathology.

For the three months ended March 31, 2022 and 2021

We had net loss of $600,923 for the three months ended March 31, 2022, compared to a net income of $186,023 for the three months ended March 31, 2021, an decrease of $414,000. This decrease was mainly due to increases in salaries, wages and related costs, consulting fees, research & development and interest expenses.

Net sales increased $63,837, from $21,061 to $84,898, for the three months ended March 31, 2021 and March 31, 2022, respectively.

Cost of goods sold increased $4,857, from $11,081 to $15,938, for the three months ended March 31, 2021 and March 31, 2022, respectively. These increases were mainly a result of the increases in net sales for products in 2022 and 2021.

Operating expenses for the three-month periods ended March 31, 2022 and 2021were $595,659 and $270,906, an increase of $324,753. This increase was mainly due to increases in general and administrative, salaries, wages and related expenses, consulting fees, and research and development.

General and administrative expenses increased $1,948, from $36,811 to $40,007 for the three months ended March 31, 2021 and 2022, respectively.

Salaries, wages, and related expenses increased $9,822, from $104,463 to $114,285 for the three months ended March 31, 2021 and 2022, respectively. This increase was mainly due to an increase in wage related expenses for the three months ended March 31, 2022.

Consulting fees increased $45,933 from $41,183 to $87,116 for the three months ended March 31, 2021 and 2022, respectively, due to an increase in overall consulting services.

Legal and professional fees decreased $18,660, from $68,752 to $50,092 for the three months ended March 31, 2021 and 2022, respectively, due to an decrease in legal expenses.

Research and development increased $284,462, from $19,697 to $304,159 for the three months ended March 31, 2021 and 2022, respectively, due to an increase in overall research and development.

Loss on derivatives liability increased approximately $281,723, from $348,255 to $66,532, for the three months ended March 31, 2021 and 2022, respectively. This decrease was mainly due to a reduction in the amount of new convertible notes being issued during the current period.

Change in fair derivatives liabilities gains decreased approximately $361,880 from $504,186 to $142,306 for the three months ended March 31, 2021 and 2022, respectively. This increase was largely due to a decrease in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense increased $68,070 from $81.928 to $149,998 for the three months ended March 31, 2021 and 2022, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $14.5 million and a working capital equity of approximately $2 million at March 31, 2022. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of March 31, 2022, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of March 31, 2022.

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

Item 1A. Risk Factors

No material changes to risk factors have occurred as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2022, we issued 1,034,482 shares of common stock for $30,000 of accrued salaries.

On January 14, 2022, we issued 4,158,759 shares of common stock for the complete conversion of $56,975 for convertible note dated July 12, 2021.

On February 4, 2022, we issued 4,778,689 shares of common stock for the complete conversion of $58,300 for convertible note dated August 2, 2021.

On February 14, 2022, we issued 24,500,000 shares of common stock, valued at $0.01 per share, for an investment in the Company’s Private Placement.

On February 24, 2022, we issued 10,000,000 shares of common stock, valued at $0.01 per share, for an investment in the Company’s Private Placement.

On February 23, 2022, we issued 149,402,390 shares of common stock, valued at $0.0208 per share, for a license.

On March 31, 2022, we issued 10,000,000 shares of common stock, valued at $0.01 per share, for an investment in the Company’s Private Placement.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date:	May 23, 2022

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer
(Principal Executive Officer)

