Form 10-Q
period 2022-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2022-08-19
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

As of August 17, 2022, 2,565,802,627 shares of the registrant’s common stock, par value of $0.001 per shares, were outstanding.

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

2

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

3

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$197,286	$94,036
Restricted cash	11,003	10,223
Accounts receivable	31,837	16,613
Inventory	62,566	39,817
Prepaid expenses and other current assets	530,510	959,307
Total current assets	833,202	1,119,996

Property and equipment, net	281,698	284,024
Right-of-use asset	21,530	34,184
Other assets	3,405,003	277,571

Total assets	$4,541,433	$1,715,775

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$361,597	$394,035
Accounts payable-related parties	7,225	9,791
Accrued expenses and other current liabilities	515,024	487,208
Lease liability	19,377	25,374
Notes payable, current portion	4,638	4,071
Convertible notes payable, net of discount of $249,383 and $225,800, at June 30, 2022 and December 31, 2021, respectively	88,117	79,200
Notes payable-related parties, net	975,739	965,211
Derivative liabilities	342,344	531,525
Total current liabilities	2,314,061	2,496,415

LONG TERM LIABILITIES
Notes payable, net of current portion	12,779	15,532
Lease liability, net of current portion	2,153	8,810
TOTAL LIABILITIES	2,328,993	2,520,757

Commitments and contingencies	-	-

Shareholders’ Equity (Deficit):
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized	-	-
Common stock, $ 0.001 par value; 3,500,000,000 shares authorized; 2,552,228,460 and 2,311,123,860 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	2,552,228	2,311,125
Additional paid-in capital	15,467,138	10,899,139
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(15,785,926)	(13,994,246)
Total shareholders’ equity (deficit)	2,212,440	(804,982)

Total liabilities and shareholders’ equity (deficit)	$4,541,433	$1,715,775

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Net sales	$38,749	$23,444	$123,647	$44,505
Cost of goods sold	8,709	4,086	24,647	15,167

Gross profit	30,040	19,358	99,000	29,338

Operating expenses:
General and administrative	143,716	28,640	183,723	65,451
Salaries, wages, and related costs	112,533	130,767	226,818	235,230
Consulting fees	142,010	76,147	229,126	117,330
Legal and professional fees	109,271	75,146	159,363	143,898
Research and development	597,893	132,085	902,052	151,782
Total operating expenses	1,105,423	442,785	1,701,082	713,691

Loss from operations	(1,075,383)	(423,427)	(1,602,082)	(684,353)

Other income (expense):
Loss on derivative liabilities	(43,184)	(84,298)	(109,716)	(432,553)
Change in fair value of derivative liabilities	123,202	66,566	265,508	570,752
Interest expense	(195,392)	(196,083)	(345,390)	(278,011)
Total other income (expense)	(115,374)	(213,815)	(189,598)	(139,812)

Net loss	$(1,190,757)	$(637,242)	$(1,791,680)	$(824,165)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	2,541,429,204	2,250,426,426	2,468,126,294	2,245,257,452

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
December 31, 2020	2,233,741,391	$2,233,742	$7,041,960	$(21,000)	$(11,032,801)	$(1,778,099)

Common stock issued for services	3,500,000	3,500	167,900	-	-	171,400
Common stock issued for prepaid fees	3,000,000	3,000	196,500	-	-	199,500
Common stock issued for accrued salaries	7,544,848	7,545	191,455	-	-	199,000
Common stock issued for cash	3,571,679	3,571	221,927	-	-	225,498
Common stock issued for prepaid expenses	500,000	500	22,700	-	-	23,200
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	7,663,763	7,664	238,786	-	-	246,450
Relief of derivative liabilities	-	-	240,687	-	-	240,687
Net loss	-	-	-	-	(824,165)	(824,165)

June 30, 2021	2,259,521,681	$2,259,522	$8,321,915	$(21,000)	$(11,856,966)	$(1,296,529)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
March 31, 2021	2,244,453,070	$2,244,453	$7,481,248	$(21,000)	$(11,219,724)	$(1,515,023)

Common stock issued for services	3,500,000	3,500	167,900	-	-	171,400
Common stock issued for prepaid fees	500,000	500	26,500	-	-	27,000
Common stock issued for salaries	2,744,848	2,745	136,255	-	-	139,000
Common stock issued for cash	160,000	160	7,839	-	-	7,999
Common stock issued for prepaid expenses	500,000	500	22,700	-	-	23,200
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	7,663,763	7,664	238,786	-	-	246,450
Relief of derivative liabilities	-	-	240,687	-	-	240,687
Net loss	-	-	-	-	(637,242)	(637,242)

June 30, 2021	2,259,521,681	$2,259,522	$8,321,915	$(21,000)	$(11,856,966)	$(1,296,529)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
December 31, 2021	2,311,123,860	$2,311,125	$10,899,139	$(21,000)	$(13,994,246)	$(804,982)

Common stock issued for services	16,000,000	16,000	391,200	-	-	407,200
Common stock issued for prepaid fees	6,000,000	6,000	142,820	-	-	148,820
Common stock issued for salaries	1,034,482	1,034	28,965	-	-	29,999
Common stock issued for cash	44,500,000	44,500	400,500	-	-	445,000
Common stock issued for license	149,402,390	149,402	2,958,168	-	-	3,107,570
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	24,167,728	24,167	297,957	-	-	322,124
Relief of derivative liabilities	-	-	348,389	-	-	348,389
Net loss	-	-	-	-	(1,791,680)	(1,791,680)

June 30, 2022	2,552,228,460	$2,552,228	$15,467,138	$(21,000)	$(15,785,926)	$2,212,440

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
March 31, 2022	2,514,998,180	$2,514,998	$14,506,200	$(121,000)	$(14,595,169)	$2,305,029

Common stock issued for services	16,000,000	16,000	391,200	-	-	407,200
Common stock issued for prepaid fees	6,000,000	6,000	142,820	-	-	148,820
Common stock issued for cash	-	-	-	100,000	-	100,000
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	15,230,280	15,230	191,619	-	-	206,849
Relief of derivative liabilities	-	-	235,299	-	-	235,299
Net loss	-	-	-	-	(1,190,757)	(1,190,757)

June 30, 2022	2,552,228,460	$2,552,228	$15,467,138	$(21,000)	$(15,785,926)	$2,212,440

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Cash flows from operating activities
Net loss	$(1,791,680)	$(824,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	256,600	29,500
Stock-based compensation to related parties	150,600	141,900
Loss on derivative liabilities	109,716	432,553
Change in fair value of derivative liabilities	(265,508)	(570,752)
Amortization of prepaid stock-based compensation	624,165	40,438
Amortization of debt discount	313,917	248,238
Patent amortization	104,805	3,296
Depreciation	2,326	1,331
Changes in operating assets and liabilities:
Accounts receivable	(15,224)	(7,973)
Inventory	(22,749)	(61,334)
Prepaid expenses and other current assets	28,785	47,322
Right-of-use asset	12,654	12,270
Accounts payable	(32,440)	701
Accounts payable - related parties	(2,566)	2,513
Accrued expenses and other current liabilities	87,899	75,556
Lease liability	(12,654)	(12,270)
Net cash used in operating activities	(451,354)	(440,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(237,365)
Purchase of license	(200,000)	-
Deposits	-	4,015
Net cash used in investing activities	(200,000)	(233,350)

Cash flows from financing activities
Payments on notes payable to related party	(2,430)	(2,094)
Proceeds from convertible notes payable	315,000	252,500
Payments on notes payable	(2,186)	-
Proceeds from sale of common stock	445,000	225,498
Net cash provided by financing activities	755,384	475,904

Net increase (decrease) in cash, cash equivalents and restricted cash	104,030	(198,322)
Cash, cash equivalents and restricted cash at beginning of period	104,259	262,349
Cash, cash equivalents and restricted cash at end of period	$208,289	$64,027

Supplemental cash flow information:
Cash paid for interest	$229,126	$1,133
Cash paid for income taxes	$1,570	$800

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$22,500	$14,750
Debt discount recorded in connection with derivative liability	$315,000	$252,500
Common stock issued in conversion of convertible notes payable and interest	$670,513	$487,137
Common stock issued for prepaid fees	$148,820	$199,500
Common stock issued for accrued salaries	$29,999	$199,000
Accrued interest added to principal	$12,958	$12,956
Common stock issued for license	$3,107,570	$-
Common stock issued for land development	$-	$23,200

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$197,286	$53,804
Restricted cash	11,003	10,223
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$208,289	$64,027

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Management does not expect existing cash as of June 30, 2022, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2022, the Company has incurred losses totaling $1.8 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

June 30, 2022

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2022 and 2021, the Company had $0 and $0 in excess of the FDIC insured limit.

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

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2022 and 2021, as disclosed in Note 8 containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $342,344 and $531,525 at June 30, 2022 and December 31, 2021, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2022 and December 31, 2021, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the six months ended June 30, 2022:

Balance, December 31, 2021	$531,525
Issuance of new derivative liabilities	424,716
Conversions to paid-in capital	(348,389)
Change in fair market value of derivative liabilities	(265,508)
Balance, June 30, 2022	$342,344

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

As of June 30, 2022 and 2021, a total of 167,223,808 and 286,251,995, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement. Depreciation expense for the six months ended June 30, 2022 and 2021 was $2,326 and $1,331, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the six months ended June 30, 2022 and 2021 was $104,805 and $3,296, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $902,052 and $151,782 for the six months ended June 30, 2022 and 2021, respectively.

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

Leases

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 became effective for the Company in the first quarter of 2019 and was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $21,530 as of June 30, 2022.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Note 3 – Restricted cash

Included in current assets is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2023, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2022	December 31, 2021

Prepaid consulting	$461,820	$930,893
Insurance	1,094	987
Prepaid costs	67,596	27,427
Total	$530,510	$959,307

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Note 5 – Fixed assets

Fixed assets consist of the following:

	June 30, 2022	December 31, 2021

Land	$235,223	$235,223
Vehicles	50,514	50,514
Computer hardware	5,935	5,935
Office furniture and equipment	7,912	7,912
Shipping and other equipment	1,575	1,575
Total	301,159	301,159
Accumulated depreciation	(19,461)	(17,135)
Property and equipment, net	$281,698	$284,024

Depreciation expense was $2,326 and $1,331 for the six months ended June 30, 2022 and 2021, respectively.

Note 6 – Other assets

Other assets consist of the following:

	June 30, 2022	December 31, 2021

Prepaid consulting	$33,340	$108,673
Deposit	39,823	39,823
Licenses, net	3,331,840	129,075
Total	$3,405,003	$277,571

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

On February 9, 2021, the Company issued a Convertible Promissory Note (CPN) to JadiCell LLC that was never fully executed while the parties worked to finalize the agreement that resulted in an Exclusive Patent License Agreement (EPLA) being executed on 9/15/2021. Finally, a Settlement Agreement was entered into on February 23, 2022. On February 23, 2022, we issued 149,402,390 shares of common stock, valued at $0.0208 per share, for the EPLA, with a final value of the license being recorded at $3,107,570. The Patent expires December 31, 2032. The Exclusive Patent License to the Jadi Cell is for use under the designated areas of all applicable Lung Pathology. The Jadi Cell is an cGMP grade and Research grade manufactured allogenic mesenchymal stem cells derived from US Patent No.: 9,803,176 B2 and will be amortized over the 10 year life of the Patent. As of March 25, 2022, we entered into a asset transfer and license agreement, which will be amortized over the life of the agreement. The agreement is for five years. The Company has made an initial payment of $200,000. Within six months, the Company will make a second payment of $1.8 million.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	June 30, 2022	December 31, 2021

Licenses	$3,461,122	$153,552
Accumulated amortization	(129,282)	(24,477)
Licenses, net	$3,331,840	$129,075

Amortization expense for the six months ended June 30, 2022 and 2021 was $104,805 and $3,296, respectively.

Note 7 - Notes Payable-Related Party

At June 30, 2022 and December 31, 2021, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $975,739 and $965,211, respectively. Interest accrued on these notes during the six months ended June 30, 2022 and 2021 was $12,956 and $12,956, respectively. Of these, $251,000 are convertible into common stock at prices ranging from $0.004 and $0.005.

Note 8 – Convertible Notes Payable

At various times during the six months ended June 30, 2022, the Company entered into convertible promissory notes with principal amounts totaling $337,500 with a third party for which the proceeds were used for operations. The Company received net proceeds of $315,000, and a $22,500 original issuance discount was recorded. The convertible promissory notes incur interest at rates from 10% to 12% per annum and mature on dates ranging from January 1, 2023 to June 27, 2023. The convertible promissory notes are convertible to shares of the Company’s common stock 180 days after issuance. The conversion price per share is equal to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at June 30, 2022 a total of 167,223,808 common shares in connection with these promissory notes.

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

For the notes issued during the six months ended June 30, 2022, the Company valued the conversion feature on the date of issuance resulting in an initial liability of $424,716. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $109,716 was recorded during the six months ended June 30, 2022. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0127 to $0.0143, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.020 to $0.027, an expected dividend yield of 0%, expected volatility ranging from 158% to 216%, risk-free interest rate ranging from 0.48% to 2.89%, and an expected term of one year.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

During the six months ended June 30, 2022, convertible notes with principal and accrued interest balances totaling $322,124 were converted into 24,167,728 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the six months ended June 30, 2022, the Company recorded $348,389 to additional paid-in capital. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.012 to $0.016, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.018 to $0.026, an expected dividend yield of 0%, expected volatility ranging from 166% to 191%, risk-free interest rates ranging from 0.51% to 2.88%, and expected terms of 0.49 years.

On June 30, 2022, the derivative liabilities on the remaining convertible notes were revalued at $342,344 resulting in a gain of $265,508 for the six months ended June 30, 2022 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.0129, the closing stock price of the Company’s common stock on the date of valuation of $0.021, an expected dividend yield of 0%, expected volatility ranging from 127% to 165%, risk-free interest rate of 2.80%, and an expected term ranging from 0.54 to 0.99 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the six months ended June 30, 2022 and 2021, the Company amortized $313,917 and $248,238 to interest expense, respectively. As of June 30, 2022, discounts of $249,383 remained which will be amortized through June 2023.

Note 9 – Equity

Our authorized capital stock consists of an aggregate of 3,505,000,000 shares, comprised of 3,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of June 30, 2022, we have 2,552,228,460 shares of common stock and no preferred shares issued and outstanding.

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

In 2022, we issued 44,500,000 shares of common stock for an investment in the Company’s Private Placement of $445,000.

In 2022, we issued 16,000,000 shares of common stock, valued at $407,200 for consulting services.

In 2022, we issued 1,034,482 shares of common stock, valued at $29,999 for salaries.

In 2022, we issued 149,402,390 shares of common stock, valued at $3,107,570 for a license.

In 2022, we issued 24,167,728 shares of common stock for the conversion of convertible notes of $322,124.

In 2022, we issued 6,000,000 shares of common stock, valued at $148,820 for prepaid fees.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Note 10 – Subsequent events

On July 13, 2022, we issued 2,777,778 shares of common stock for the partial conversion of $35,000 for convertible note dated January 12, 2022.

On July 15, 2022, we issued 1,701,389 shares of common stock for the complete conversion of $21,438 for convertible note dated January 12, 2022.

On July 25, 2022, we issued 4,095,000 shares of common stock for the complete conversion of $51,188 for convertible note dated January 21, 2022.

On August 4, 2022, we issued 5,000,000 shares of common stock, valued at .02 per share, for consulting services.

On August 4, 2022, the Board of Directors designated “Series A Preferred Stock” and caused to be filed a Certificate of Designation pursuant to NRS 78.1955 with the State of Nevada, and upon approval the Board has issued One (1) share of Series A Preferred Stock to Thomas E. Ichim, and One (1) share of Series A Preferred Stock to Timothy G. Dixon. The Holder of the Series A Preferred Stock shall be entitled to vote on all matters subject to a vote or written consent of the holders of the Corporation’s Common Stock, and on all such matters, the share of Series A Preferred Stock shall be entitled to that number of votes equal to the number of votes that all issued and outstanding shares of Common Stock and all other securities of the Corporation are entitled to, as of any such date of determination, on a fully diluted basis, plus One Million (1,000,000) votes, it being the intention that the Holder(s) of the Series A Preferred Stock shall have effective voting control of the Corporation, on a fully diluted basis. The Holder(s) of the Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

On August 9, 2022, we issued 2 shares of preferred shares, valued at 0.001 per share.

In accordance with ASC 855, the Company has analyzed its operations subsequent to August 18, 2022 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Note 11 – Commitments and Contingencies

Effective March 1, 2020, the Company entered into a fifth amendment to a Lease Agreement for property located in Oceanside, CA. The lease consists of approximately 1,700 square feet and the amendment is for a term of 36 months and expires on April 30, 2023.

Total rent expense for the six months is $12,522.

The lease will expire in 2023. The weighted average discount rate used for this lease is 5% (average borrowing rate of the Company). Maturities of Leases were:

Future minimum lease payments as of December 31, 2022, are as follows:

For the year ending December 31,

2022	$13,062
2023	$8,612

As of March 25, 2022, we entered into an asset transfer and license agreement, which will be amortized over the life of the agreement. The agreement is for five years. The Company has made an initial payment of $200,000. Within six months, the Company will make a second payment of $1.8 million.

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

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, QuadraMune® , is a multi-patented synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquinone. QuadraMune has been shown to increase Natural Killer Cell activity and healthy Cytokine production. Our synergistic blend of ingredients help the immune system fight off common and complex ailments and promote healthy T Cell activity. Recently the Company was approved to sell certain nutraceuticals on the Amazon Platform.

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

On May 12, 2022, the Company filed a patent application titled “Inhibition and Reversion of Chronic Obstructive Pulmonary Disease (COPD) by Endothelial Cell Regeneration” that teaches means, treatment methods, and compositions of matter useful for prevention and/or reversion of chronic obstructive pulmonary disease (COPD). In one embodiment the invention provides the administration of mesenchymal stem cells and exosome thereof as a means of augmenting endogenous endothelial regeneration and/or endothelial regeneration stimulated by exogenous means. In some embodiments the invention provides administration of allogeneic mesenchymal stem cells together with autologous endothelial progenitor cells and/or mobilization of said autologous endothelial progenitor cells.

On July 29, 2022, the Company filed a patent application titled “Gene Modified iPSC Derived Cellular Compositions for Regeneration and Immune Modulation” that disclosed cells and cellular compositions useful for treatment of degenerative and/or autoimmune diseases derived from gene edited/gene modified pluripotent stem cells. In one embodiment pluripotent stem cell such as inducible pluripotent stem cells are gene modified to express tissue associated transcription factors such as pdx-1 if endodermal tissue is desired and cells are differentiated into regenerative-type cells such as along the mesenchymal lineage. In one embodiment the invention teaches transfection with IL-27 to induce expression of coinhibitory molecules for suppression of autoimmunity. In some embodiments the invention provides generation of iPSC derived MSC which can not stimulate inflammation due to gene-editing based removal of inflammatory associated transcription factors.

On August 12, 2022, the Company filed a patent application titled “Treatment of Chronic Obstructive Pulmonary Disease by Mesenchymal Stem Cell Apoptotic Bodies and Compositions Thereof” that discloses means, treatments and compositions of matter useful for treatment of chronic obstructive pulmonary disease (COPD). In one embodiment the invention provides the administration of mesenchymal stem cell apoptotic bodies alone or in combination with “regenerative adjuvants” to prevent and/or reverse reduction in lung function associated with COPD. In other embodiments the invention teaches the utilization of stem cell apoptotic bodies for induction of pulmonary regeneration directly or indirectly.

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

In addition, on February 9, 2021, we obtained exclusive rights under the same for use of US Patent No.: 9,803,176 B2 in the treatment of acute respiratory distress syndrome (ARDS) and other lung pathologies. The JadiCell was reported in a publication from the University of Miami following a Phase 1/2 clinical trial, demonstrating intravenous administration of JadiCells, resulted in a significant survival improvement in COVID-19 patients. The Phase 1/2 double blind, placebo-controlled trial treated 12 advanced COVID-19 patients with 100 million JadiCellsTM intravenously at days 0 and 3, and 12 patients received placebo control. At 28 days 91% of JadiCellTM treated patients survived whereas only 42% of patients in the placebo group survived. There were no adverse effects associated with JadiCellTM administration. For those treated with the JadiCell under the age of 85 the survival rate was 100% and in those over 85 the survival rate was 91% making the JadiCell the most effective therapy to date in the entire world to treat ARDS.

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

On December 17, 2020, the Company filed an Investigational New Drug (IND) application seeking permission from the Food and Drug Administration (FDA) to initiate a Phase I/II clinical trial assessing safety and signals of efficacy for treatment of Chronic Traumatic Encephalopathy (CTE) patients with JadiCells™.

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

For the three and six months ended June 30, 2022 and 2021

We had net loss of $1,190,757 for the three months ended June 30, 2022, compared to a net loss of $637,242 for the three months ended June 30, 2021, an increase of $553,515. This increase was mainly due to increases in general and administrative expenses, consulting, legal and professional fees, and research and development expenses. We had net loss of $824,165 for the six months ended June 30, 2021, compared to a net loss of $1,791,680 for the six months ended June 30, 2022, an increase of $967,515. This increase was mainly due to general and administrative expenses, consulting, legal and professional fees, and research and development expenses.

Net sales increased $15,305, from $23,444 to $38,749, for the three months ended June 30, 2021 and June 30, 2022, respectively. Net sales increased $79,142, from $44,505 to $123,647, for the six months ended June 30, 2021 and June 30, 2022, respectively.

Cost of goods sold increased $4,623 from $4,086 to $8,709, for the three months ended June 30, 2021 and June 30, 2022, respectively. These increases were mainly a result of the increases in net sales for products in 2022 and 2021. Cost of goods sold increased $9,480, from $15,167 to $24,647, for the six months ended June 30, 2021 and June 30, 2022, respectively. These increases were mainly a result of the increases in net sales for products in 2022 and 2021.

Operating expenses for the three-month periods ended June 30, 2022 and 2021 were $1,105,423 and $442,785, an increase of $662,638. This increase was mainly due to increases in general and administrative expenses, consulting, legal and professional fees, and research and development expenses. Operating expenses for the six-month periods ended June 30, 2022 and 2021 were $1,701,082 and $713,691, an increase of $987,391. This increase was mainly due to general and administrative expenses, consulting, legal and professional fees, and research and development expenses.

General and administrative expenses increased $115,076, from $28,640 to $143,716 for the three months ended June 30, 2021 and 2022, respectively. General and administrative expenses increased $118,272, from $65,451 to $183,723 for the six months ended June 30, 2021 and 2022, respectively. This increase was mainly attributable to an increase in expenses during the three and six months ended June 30, 2022.

Salaries, wages, and related expenses decreased $18,234, from $130,767 to $112,533 for the three months ended June 30, 2021 and 2022, respectively. This decrease was mainly due to a decrease in wage related expenses for the three months ended June 30, 2022. Salaries, wages, and related expenses decreased $8,412, from $235,230 to $226,818 for the six months ended June 30, 2021 and 2022, respectively. This decrease was mainly due to a decrease in wage related expenses for the three and six months ended June 30, 2022.

Consulting fees increased $65,863 from $76,147 to $142,010 for the three months ended June 30, 2021 and 2021, respectively, due to an increase in overall consulting services. Consulting fees increased $111,796 from $117,330 to $229,126 for the six months ended June 30, 2021 and 2022, respectively, due to an increase in overall consulting services.

Legal and professional fees increased $34,125 from $75,146 to $109,271 for the three months ended June 30, 2021 and 2022, respectively, due to an increase in independent public accounting fees and legal expense. Legal and professional fees increased $15,465, from $143,898 to $159,363 for the six months ended June 30, 2021 and 2022. These increases were mainly related to independent public accounting fees and legal expenses during the six months ended June 30, 2022.

Research and development increased $465,808, from $132,085 to $597,893 for the three months ended June 30, 2021 and 2022, respectively, due to an increase in research and development. Research and development increased $750,270, from $151,782 to $902,052 for the six months ended June 30, 2021 and 2022. These increases were mainly related to research and development expenses during the three and six months ended June 30, 2022.

Loss on derivatives liability decreased approximately $41,114, from $84,298 to $43,184, for the three months ended June 30, 2021 and 2022, respectively. This decrease was mainly due to a decrease in the amount of new convertible notes being issued during the current period. Loss on derivatives liability increased approximately $322,837, from $432,553 to $109,716, for the six months ended June 30, 2021 and 2022, respectively This decrease was mainly due a decrease in the amount of new convertible notes being issued during the current six-month period.

Change in fair derivatives liabilities gains increased approximately $56,636 from 66,566 to $123,202 for the three months ended June 30, 2021 and 2022, respectively. This increase was largely due to an increase in the balance of convertible notes outstanding upon which the derivative liability is recorded. Change in fair derivatives liabilities gains decreased $305,244 from $570,752 to $263,508 for the six months ended June 30, 2021 and 2022, respectively. This decrease was largely due to a decrease in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense decreased $691 from $196,083 to $195,392 for the three months ended June 30, 2021 and 2022 respectively. This decrease was mainly due to decreased debt balances. Net interest expense increased $67,379 from $278,011 to $345,390 for the six months ended June 30, 2021 and 2022, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $15.7 million and a working capital deficit of approximately $1.5 million at June 30, 2022. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2022 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of June 30, 2022, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2022.

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

Item 1A. Risk Factors

No material changes to risk factors have occurred as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31 2022.

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

On May 4, 2022, we issued 2,000,000 shares of common stock, valued at $0.0259 per share, for consulting services.

On May 24, 2022, we issued 2,000,000 shares of common stock, valued at $0.02261 per share, for consulting services.

On June 16, 2022, we issued 2.919.708 shares of common stock for the partial conversion of $40,000 for convertible note dated December 15, 2021.

On June 17, we issued 1,951,993 shares of common stock for the complete conversion of $26,938 for convertible note dated December 15, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure required.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/Section 302 Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a-14(b)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date: August 19, 2022

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer
(Principal Executive Officer)

