Form 10-Q
period 2022-09-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2022-11-17
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 17, 2022 2,608,288,008 shares of the registrant’s common stock, par value of $0.001 per shares, were outstanding.

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

2

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

3

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$94,246	$94,036
Restricted cash	11,003	10,223
Accounts receivable	42,382	16,613
Inventory	44,943	39,817
Prepaid expenses and other current assets	332,015	959,307
Total current assets	524,589	1,119,996

Property and equipment, net	354,135	284,024
Right-of-use asset	15,071	34,184
Other assets	3,298,465	277,571

Total assets	$4,192,260	$1,715,775

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$363,984	$394,035
Accounts payable-related parties	7,239	9,791
Accrued expenses and other current liabilities	552,240	487,208
Lease liability	12,918	25,374
Notes payable, current portion	4,638	4,071
Convertible notes payable, net of discount of $210,242 and $225,800, at September 30, 2022 and December 31, 2021, respectively	79,008	79,200
Notes payable-related parties, net	982,203	965,211
Derivative liabilities	392,561	531,525
Total current liabilities	2,394,791	2,496,415

LONG TERM LIABILITIES
Notes payable, net of current portion	11,641	15,532
Lease liability, net of current portion	2,153	8,810
TOTAL LIABILITIES	2,408,585	2,520,757

Commitments and contingencies	-	-

Shareholders’ Equity (Deficit):
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized, 2 shares and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021 Respectively	-	-
Common stock, $ 0.001 par value; 3,500,000,000 shares authorized; 2,588,063,537 and 2,311,123,860 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	2,588,064	2,311,125
Additional paid-in capital	15,948,999	10,899,139
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(16,732,388)	(13,994,246)
Total shareholders’ equity (deficit)	1,783,675	(804,982)

Total liabilities and shareholders’ equity (deficit)	$4,192,260	$1,715,775

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

Net sales	$74,541	$57,291	$198,188	$101,796
Cost of goods sold	8,790	12,431	33,437	27,598

Gross profit	65,751	44,860	164,751	74,198

Operating expenses:
General and administrative	204,838	31,271	388,561	96,722
Salaries, wages, and related costs	110,108	83,968	336,926	319,198
Consulting fees	88,158	107,514	317,284	224,844
Legal and professional fees	106,795	492,295	266,158	636,193
Research and development	275,071	31,815	1,177,123	183,597
Total operating expenses	784,970	746,863	2,486,052	1,460,554

Loss from operations	(719,219)	(702,003)	(2,321,301)	(1,386,356)

Other income (expense):
Loss on derivative liabilities	(26,867)	(45,006)	(136,583)	(477,559)
Change in fair value of derivative liabilities	(32,205)	53,624	233,303	624,376
Interest expense	(167,371)	(121,414)	(512,761)	(399,425)
Total other income (expense)	(226,443)	(112,796)	(416,041)	(252,608)

LOSS BEFORE PROVISION FOR INCOME TAXES	(945,662)	(814,799)	(2,737,342)	(1,638,964)

Provision for income taxes	800	-	800	-

Net loss	$(946,462)	$(814,799)	$(2,738,142)	$(1,638,964)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	2,565,663,048	2,267,469,428	2,501,116,667	2,253,155,062

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit
December 31, 2020	-	$-	2,233,741,391	$2,233,742	$7,041,960	$-	$(21,000)	$(11,032,801)	$(1,778,099)

Common stock issued for services	-	-	8,500,000	8,500	512,900	36,821	-	-	558,221
Common stock issued for prepaid fees	-	-	7,500,000	7,500	539,950	-	-	-	547,450
Common stock issued for accrued salaries	-	-	8,341,723	8,342	231,458	-	-	-	239,800
Common stock issued for cash	-	-	4,850,075	4,850	280,649	-	-	-	285,499
Common stock issued for land development	-	-	1,500,000	1,500	57,400	-	-	-	58,900
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	-	-	10,499,263	10,499	292,660	-	-	-	303,159
Relief of derivative liabilities			-	-	302,365	-	-	-	302,365
Net loss	-	-	-	-	-	-	-	(1,638,964)	(1,638,964)

September 30, 2021	-	$-	2,274,932,452	$2,274,933	$9,259,342	$36,821	$(21,000)	$(12,671,765)	$(1,121,669)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit
June 30, 2021	-	$-	2,259,521,681	$2,259,522	$8,321,915	$-	$(21,000)	$(11,856,966)	$(1,296,529)

Common stock issued for services	-	-	5,000,000	5,000	345,000	36,821	-	-	386,821
Common stock issued for prepaid fees	-	-	4,500,000	4,500	343,450	-	-	-	347,950
Common stock issued for salaries	-	-	796,875	797	40,003	-	-	-	40,800
Common stock issued for cash	-	-	1,278,396	1,278	58,722	-	-	-	60,000
Common stock issued for land development	-	-	1,000,000	1,000	34,700	-	-	-	35,700
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	-	-	2,835,500	2,836	53,874	-	-	-	56,710
Relief of derivative liabilities	-	-	-	-	61,678	-	-	-	61,678
Net loss	-	-	-	-	-	-	-	(814,799)	(814,799)

September 30, 2021	-	$-	2,274,932,452	$2,274,933	$9,259,342	$36,821	$(21,000)	$(12,671,765)	$(1,121,669)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	(Deficit)
December 31, 2021	-	$-	2,311,123,860	$2,311,125	$10,899,139	$-	$(21,000)	$(13,994,246)	$(804,982)

Common stock issued for services	-	-	25,302,577	25,303	482,775	-	-	-	508,078
Common stock issued for prepaid fees	-	-	11,000,000	11,000	231,320	-	-	-	242,320
Common stock issued for salaries	-	-	1,034,482	1,034	28,965	-	-	-	29,999
Common stock issued for cash	-	-	44,500,000	44,500	400,500	-	-	-	445,000
Common stock issued for license	-	-	149,402,390	149,402	2,958,168	-	-	-	3,107,570
Common stock issued for land development	-	-	4,000,000	4,000	46,400	-	-	-	50,400
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	41,700,228	41,700	901,732	-	-	-	943,432
Relief of derivative liabilities	-	-	-	-	-	-	-	-	-
Issuance of preferred stock	2	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,738,142)	(2,738,142)

September 30, 2022	2	$-	2,588,063,537	$2,588,064	$15,948,999	$-	$(21,000)	$(16,732,388)	$1,783,675

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	(Deficit)
June 30, 2022	-	$-	2,552,228,460	$2,552,228	$15,467,138	$-	$(21,000)	$(15,785,926)	$2,212,440

Common stock issued for services	-	-	9,302,577	9,303	91,575	-	-	-	100,878
Common stock issued for prepaid fees	-	-	5,000,000	5,000	88,500	-	-	-	93,500
Common stock issued for land development	-	-	4,000,000	4,000	46,400	-	-	-	50,400
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	17,532,500	17,533	255,386	-	-	-	272,919
Issuance of preferred stock	2	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(946,462)	(946,462)

September 30, 2022	2	$-	2,588,063,537	$2,588,064	$15,948,999	$-	$(21,000)	$(16,732,388)	$1,783,675

See ac   companying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

Cash flows from operating activities
Net loss	$(2,738,142)	$(1,638,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	311,078	416,321
Stock-based compensation to related parties	197,000	141,900
Loss on derivative liabilities	136,583	477,559
Change in fair value of derivative liabilities	(233,303)	(624,376)
Amortization of prepaid stock-based compensation	868,089	91,646
Amortization of debt discount	461,058	353,320
Patent amortization	191,192	4,943
Depreciation	3,489	4,051
Changes in operating assets and liabilities:
Accounts receivable	(25,769)	(19,047)
Inventory	(5,126)	(56,005)
Prepaid expenses and other current assets	73,807	88,789
Right-of-use asset	19,113	18,531
Accounts payable	(30,051)	59,178
Accounts payable - related parties	(2,552)	42
Accrued expenses and other current liabilities	139,405	132,549
Lease liability	(19,113)	(18,531)
Net cash used in operating activities	(653,242)	(568,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(260,565)
Purchase of license	(200,000)	-
Deposits	-	4,015
Net cash used in investing activities	(200,000)	(256,550)

Cash flows from financing activities
Payments on notes payable to related party	(2,444)	(3,503)
Proceeds from convertible notes payable	415,000	353,750
Payments on notes payable	(3,324)	(969)
Proceeds from sale of common stock	445,000	285,499
Net cash provided by financing activities	854,232	634,777

Net increase (decrease) in cash, cash equivalents and restricted cash	990	(189,867)
Cash, cash equivalents and restricted cash at beginning of period	104,259	262,349
Cash, cash equivalents and restricted cash at end of period	$105,249	$72,482

Supplemental cash flow information:
Cash paid for interest	$2,357	$2,311
Cash paid for income taxes	$800	$800

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$30,500	$22,250
Debt discount recorded in connection with derivative liability	$415,000	$353,750
Common stock issued in conversion of convertible notes payable and interest	$943,431	$605,525
Property and equipment purchased with note payable	$-	$21,671
Common stock issued for prepaid fees	$242,320	$547,450
Common stock issued for accrued salaries	$29,999	$239,800
Accrued interest added to principal	$19,436	$19,434
Common stock issued for license	$3,107,570	$-
Common stock issued for land development	$50,400	$58,900

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$94,246	$62,259
Restricted cash	11,003	10,223
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$105,249	$72,482

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Management does not expect existing cash as of September 30, 2022, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumed the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2022, the Company has incurred losses totaling $16.7 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Purchase Price & Payments. Seller agrees to sell the Goods to Buyer for Fifty Percent (50%) off Sellers listed retail price (see Exhibit A). Seller will provide an invoice to Buyer at the time of delivery. All invoices must be paid, in full, within thirty (30) days. Any balances not paid within thirty (30) days will be subject to a five percent (5%) late payment penalty. In the event Buyer exceeds the aggregate of $500,000 worth of aforementioned products having been purchased, delivered, and paid for, Buyer will be entitled to an additional Five Percent (5%) discount up to the aggregate of $750,000.00. In the event Buyer exceeds the aggregate of $750,000 worth of aforementioned products having been purchased, delivered, and paid for, Buyer will be entitled to an additional Five Percent (5%) discount up to the aggregate of $1,500,000.00. All future sales after initial $1,500,000 in aggregate purchases will be sold at 60% off retail.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2022 and 2021, the Company had $0 and $0 in excess of the FDIC insured limit.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $392,561 and $531,525 at September 30, 2022 and December 31, 2021, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2022 and December 31, 2021, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the nine months ended September 30, 2022:

Balance, December 31, 2021	$531,525
Issuance of new derivative liabilities	576,592
Conversions	(482,253)
Change in fair market value of derivative liabilities	(233,303)
Balance, September 30, 2022	$392,561

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

As of September 30, 2022 and 2021, a total of 211,919,728 and 286,251,995, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $3,489 and $4,051, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the nine months ended September 30, 2022 and 2021 was $191,192 and $4,943, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $1,177,123 and $183,597 for the nine months ended September 30, 2022 and 2021, respectively.

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

Leases

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 became effective for the Company in the first quarter of 2019 and was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $15,071 as of September 30, 2022.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Note 4 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2022	December 31, 2021

Prepaid consulting	$239,646	$930,893
Insurance	1,717	987
Prepaid costs	90,652	27,427
Total	$332,015	$959,307

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Note 5 – Fixed assets

Fixed assets consist of the following:

	September 30, 2022	December 31, 2021

Land	$308,823	$235,223
Vehicles	50,514	50,514
Computer hardware	6,135	5,935
Office furniture and equipment	7,912	7,912
Shipping and other equipment	1,575	1,575
Total	374,959	301,159
Accumulated depreciation	(20,824)	(17,135)
Property and equipment, net	$354,135	$284,024

Depreciation expense was $3,489 and $4,051 for the nine months ended September 30, 2022 and 2021, respectively.

Note 6 – Other assets

Other assets consist of the following:

	September 30, 2022	December 31, 2021

Prepaid consulting	$13,189	$108,673
Deposit	39,823	39,823
Regulatory assets/Patent rights	200,000	-
Licenses, net	3,045,453	129,075
Total	$3,298,465	$277,571

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

September 30, 2022

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	September 30, 2022	December 31, 2021

Licenses	$3,261,122	$153,552
Accumulated amortization	(215,669)	(24,477)
Licenses, net	$3,045,453	$129,075

Amortization expense for the nine months ended September 30, 2022 and 2021 was $191,192 and $4,943, respectively.

Note 7 - Notes Payable-Related Party

At September 30, 2022 and December 31, 2021, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $982,203 and $965,211, respectively. Interest accrued on these notes during the nine months ended September 30, 2022 and 2021 was $12,956 and $12,956, respectively. Of these, $251,000 are convertible into common stock at prices ranging from $0.004 and $0.005.

Note 8 – Convertible Notes Payable

At various times during the nine months ended September 30, 2022, the Company entered into convertible promissory notes with principal amounts totaling $445,500 with a third party for which the proceeds were used for operations. The Company received net proceeds of $415,000, and a $30,500 original issuance discount was recorded. The convertible promissory notes incur interest at rates from 10% to 12% per annum and mature on dates ranging from January 1, 2023 to September 27, 2023. The convertible promissory notes are convertible to shares of the Company’s common stock 180 days after issuance. The conversion price per share is equal to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at September 30, 2022 a total of 224,973,061 common shares in connection with these promissory notes.

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

For the notes issued during the nine months ended September 30, 2022, the Company valued the conversion feature on the date of issuance resulting in an initial liability of $576,592. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $161,592 was recorded during the nine months ended September 30, 2022. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0064 to $0.0143, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0153 to $0.0272, an expected dividend yield of 0%, expected volatility ranging from 148% to 216%, risk-free interest rate ranging from 0.48% to 4.16%, and an expected term of one year.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

During the nine months ended September 30, 2022, convertible notes with principal and accrued interest balances totaling $620,051 were converted into 41,700,228 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the fair value of the shares of common stock issued in excess or deficit of the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was recorded as a loss or gain on derivative liabilities. During the nine months ended September 30, 2022, the Company recorded $25,009 to gain on derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0063 to $0.016, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.010 to $0.026, an expected dividend yield of 0%, expected volatility ranging from 63% to 191%, risk-free interest rates ranging from 0.51% to 4.08%, and expected terms of 0.44 to 0.50 years.

On September 30, 2022, the derivative liabilities on the remaining convertible notes were revalued at $392,561 resulting in a gain of $233,303 for the nine months ended September 30, 2022 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.0064, the closing stock price of the Company’s common stock on the date of valuation of $0.013, an expected dividend yield of 0%, expected volatility ranging from 92% to 158%, risk-free interest rate of 4.05%, and an expected term ranging from 0.52 to 0.99 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the nine months ended September 30, 2022 and 2021, the Company amortized $461,058 and $353,320 to interest expense, respectively. As of September 30, 2022, discounts of $210,242 remained which will be amortized through September 2023.

Note 9 – Equity

Our authorized capital stock consists of an aggregate of 3,505,000,000 shares, comprised of 3,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of September 30, 2022, we have 2,588,063,537 shares of common stock and 2 shares preferred shares issued and outstanding.

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

In 2022, we issued 25,302,577 shares of common stock, valued at $508,078 for consulting services.

In 2022, we issued 1,034,482 shares of common stock, valued at $29,999 for salaries.

In 2022, we issued 149,402,390 shares of common stock, valued at $3,107,570 for a license.

In 2022, we issued 41,700,228 shares of common stock for the conversion of convertible notes of $595,042.

In 2022, we issued 11,000,000 shares of common stock, valued at $242,320 for prepaid fees.

In 2022, we issued 4,000,000 shares of common stock, valued at $50,400 for land development.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Note 10 – Subsequent events

On October 5, 2022, we issued 110,000 shares of common stock, valued at .0122 per share, for consulting services.

On October 7, 2022, we issued 5,322,581 shares of common stock for the partial conversion of $33,000 for convertible note dated April 6, 2022.

On October 11, 2022, we issued 8,014,113 shares of common stock for the complete conversion of $49,687.50 for convertible note dated April 6, 2022.

On November 2, 2022, we issued 3,000,000 shares of common stock, valued at .0099 per share, for consulting services.

On November 2, 2022, we issued 3,777,777 shares of common stock, valued at .0099 per share, for salaries.

In accordance with ASC 855, the Company has analyzed its operations subsequent to November 17, 2022 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Note 11 – Commitments and Contingencies

Effective March 1, 2020, the Company entered into a fifth amendment to a Lease Agreement for property located in Oceanside, CA. The lease consists of approximately 1,700 square feet and the amendment is for a term of 36 months and expires on April 30, 2023.

Total rent expense for the nine months is $18,783.

The lease will expire in 2023. The weighted average discount rate used for this lease is 5% (average borrowing rate of the Company). Maturities of Leases were:

Future minimum lease payments as of December 31, 2022, are as follows:

For the year ending December 31,

2022	$6,249
2023	$8,612

As of March 25, 2022, we entered into an asset transfer and license agreement, which will be amortized over the life of the agreement. The agreement is for five years. The Company has made an initial payment of $200,000. Within six months, the Company will make a second payment of $1.8 million. The Company has not made the payment yet. This has not affected the agreement.

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

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, QuadraMune®, is a multi-patented synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquinone. QuadraMune has been shown to increase Natural Killer Cell activity and healthy Cytokine production. Our synergistic blend of ingredients help the immune system fight off common and complex ailments and promote healthy T Cell activity. Recently the Company was approved to sell certain nutraceuticals on the Amazon Platform.

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

On August 4th, 2021, the Company announced clearance from the Food and Drug Administration (FDA) to initiate a Phase III pivotal trial for registration of the Company’s JadiCell™ universal donor stem cell as a treatment for COVID-19 associated lung failure under IND # 19757. In previous studies the Company has demonstrated the superior activity of JadiCell to other types of stem cells including bone marrow, adipose, cord blood, and placenta. Furthermore, the JadiCell was shown to be 100% effective in saving the lives of COVID-19 patients under the age of 85 in a double-blind placebo controlled clinical trial with patients in the ICU on a ventilator. In patients over the age of 85 the survival rate was 91%. The Company also recently announced the launching of Phase III for IND # 19757 with Biorasi LLC, a global, full-service CRO, who will run the clinical trial.

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

Most recently the Company announced filing of a patent application covering the use of JadiCells™ for treatment of epilepsy and associated conditions.

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

Patents:

On November 14, 2022, the Company filed a patent titled “Treatment of Chronic Obstructive Pulmonary Disease with Myeloid Derived Suppressor Cells” which discloses compositions of matter, protocols, and treatment means for prevention and/or reversing Chronic Obstructive Pulmonary Disease (COPD) using myeloid derived suppressor cells as a monotherapy or adjuvant therapy.  In one embodiment umbilical cord low density myeloid cells are expanded using interleukin-3 and GM-CSF and administered in an allogeneic manner to a mammal suffering from COPD.  In some embodiments combinations of myeloid derived suppressor cells and mesenchymal stem cells are disclosed.

On October 24, 2022, the Company filed a patent application titled “Mesenchymal Stem Cell Therapy of Epilepsy and Seizure Disorders” which discloses novel compositions of matter and treatment methods for reducing and/or reversing epilepsy through administration of mesenchymal stem cells in order to induce immune modulation and/or regenerative processes. In one embodiment umbilical cord mesenchymal stem cells are administered to a patient suffering from epilepsy at a concentration and frequency sufficient to inhibit neuronal hyperactivation and/or reduce neuroinflammatory status of the patient.

On October 03, 2022, the Company filed a patent application titled “Stimulation of Pulmonary Regenerative Exosomes by Mesenchymal Stem Cells and Derivatives Thereof” which discloses therapeutic means for pulmonary degenerative conditions through the administration of mesenchymal stem cells in order to induce regenerative exosomes from dendritic cells expressing CD103. In one embodiment cultures of mesenchymal stem cells with dendritic cell progenitors are disclosed wherein said mesenchymal stem cells induce a modulation of STAT3 signaling in said dendritic cell endowing a regenerative property to said dendritic cells and exosomes derived from said cells.

On September 19, 2022, the Company filed a patent application titled “Treatment of Bipolar Disorder Using Mesenchymal Stem Cells and Modification of Mesenchymal Stem Cells” that discloses the utilization of mesenchymal stem cells, exosomes from mesenchymal stem cells, conditioned media from mesenchymal stem cells, apoptotic bodies from mesenchymal stem cells, and modified mesenchymal stem cells for treatment of bipolar disorder. In one embodiment mesenchymal stem cells isolated from umbilical cord tissue are treated with carbon monoxide at a concentration sufficient to induce activation of heme-oxygenase I and infused into a patient at risk or suffering from bipolar disorder.

On September 12, 2022, the Company filed a patent application titled “Treatment of COPD by Stimulation of Stem Cell Mobilization” which discloses means of inducing pulmonary regeneration and/or protection from oxidative stress by stimulation of endogenous stem cell mobilization together with one or more inhibitors of NF-kappa B and/or one or more inhibitors of oxidative stress. The invention discloses the unexpected finding that G-CSF administration enhances oxidative stress and pulmonary damage, however, coadministration with pterostilbene, results in synergistic suppression of COPD pathology.

On August 29, 2022, the Company filed a patent application titled “Gene Silencing Therapy of Acute Respiratory Disorder” that teaches treatment means, compositions of matter and protocols useful for suppression of acute respiratory disorder (ARDS) through induction of RNA interference in the pulmonary microenvironment alone and/or in conjunction with mucolytic and/or DNA disrupting agents. In one embodiment short interfering RNA (siRNA) is prepared which targets complement receptors C3R and/or C5R together with TNF-receptor, IL-6 receptor and/or TLR4 and TLR9. In some embodiments NanoStilbene is utilized as a delivery vehicle for siRNA delivery.

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

On July 29, 2022, the Company filed a patent application titled “Gene Modified iPSC Derived Cellular Compositions for Regeneration and Immune Modulation” that disclosed cells and cellular compositions useful for treatment of degenerative and/or autoimmune diseases derived from gene edited/gene modified pluripotent stem cells. In one embodiment pluripotent stem cell such as inducible pluripotent stem cells are gene modified to express tissue associated transcription factors such as pdx-1 if endodermal tissue is desired and cells are differentiated into regenerative-type cells such as along the mesenchymal lineage. In one embodiment the invention teaches transfection with IL-27 to induce expression of coinhibitory molecules for suppression of autoimmunity. In some embodiments the invention provides generation of iPSC derived MSC which cannot stimulate inflammation due to gene-editing based removal of inflammatory associated transcription factors.

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

On March 23, 2021, the Company filed a patent application titled “Chimeric Cells Comprising Dendritic Cells and Endothelial Cells Resembling Tumor Endothelium” which disclosed are means, methods and compositions of matter useful for induction of immunological responses towards tumor endothelial cells. In one embodiment the invention teaches fusion of dendritic cells and cells resembling tumor endothelial cells and administration of such chimeric cells as an immunotherapy for stimulation of tumor endothelial cell destruction. In other embodiments pluripotent stem cells are utilized to generate dendritic cells, wherein said dendritic cells are fused with pluripotent stem cell derived endothelial cells created in a manner to resemble tumor endothelial cells.

On March 16, 2021, the Company filed a patent application titled “Pluripotent Stem Cell Derived Dendritic Cells and Engineered Dendritic Cells for Cancer Immunotherapy” which disclosed are populations of dendritic cells generated from stem cells capable of inducing immunity towards cancer. In one embodiment said dendritic cells are generated from allogeneic inducible pluripotent stem cells, for some uses, said pluripotent stem cells are genetically engineered/edited to induce cancer specific immunity and/or resist immunosuppressive effect of tumor derived microenvironment. In one embodiment pluripotent stem cells are transfected with cancer stem cell antigens such as BORIS and/or NR2F6.

On March 4, 2021, the Company filed a patent application titled “Therapeutic Monocytes for Prevention of Suicidal Ideation” that discloses compositions of matter, protocols, and therapeutic means for treatment of suicidal ideations and/or suppression of suicidal attempts. In one embodiment the invention provides the use of umbilical cord derived monocytes as a means of treatment. In another embodiment, monocytes are de-differentiated from adult monocytes using reprogramming means to create monocyte capable of producing anti-inflammatory as well as regenerative properties useful in reducing suicidal ideations and/or attempts. Published on September 8, 2022, https://patents.justia.com/patent/20220280574

On February 2, 2021, the Company filed a patent application titled “Ex Vivo Generation of Immunocytes Recognizing Brother Of The Regulator of Imprinted Sites (BORIS) Expressing Cancer Stem Cells” that discusses means, methods and compositions of matter useful for induction of immunity towards cancer stem cells by providing a dendritic cell, wherein said dendritic cells express BORIS and/or peptides derived from BORIS, wherein said dendritic cell is cultured in the presence of one or more immunocytes. In one embodiment said dendritic cells are derived from umbilical cord blood sources and allogeneic to T cells, which are expanded ex vivo and used for the purposes of immunotherapy.

Published on August 25, 2022, https://patents.justia.com/patent/20220267730

On February 8, 2021, the Company filed a patent application titled “Stimulation of Natural Kill Cell Memory by Administration of Dendritic Cells” which disclosed means, methods and compositions of matter useful for induction of natural killer cell memory by administration of dendritic cells and/or exosomes thereof. In one embodiment a mammal suffering from cancer is administered allogeneic cord blood derived dendritic cells that are not pulsed exogenously. In one embodiment the dendritic cells are stimulated to possess chemotactic activity towards the tumor by culture of dendritic cell progenitors in hypoxia. Natural killer cell memory is induced, in part, by triggering of upregulation of cytokines associated with homeostatic expansion such as interleukin 7 and interleukin 15.

Published on August 11, 2022, https://patents.justia.com/patent/20220249551

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

Published on July 28, 2022, https://patents.justia.com/patent/20220235325

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

Published on June 23, 2022, https://patents.justia.com/patent/20220193127

On December 8, 2020, the Company filed a patent application titled “Treatment of Major Depressive Disorder and Suicidal Ideations Through Stimulation of Hippocampal Neurogenesis Utilizing Plant-Based Approaches” that teaches means and methods of treating major depressive disorder and/or other disorders that predispose to suicide by administration of nutraceutical means, wherein said nutraceuticals are administered at a frequency and/or concentration sufficient to induce proliferation of endogenous neural progenitor cells. In one embodiment said nutraceuticals are comprised of green tea extract, and/or nigella sativa, and/or pterostilbene, and/or sulforaphane. In some embodiment’s nutraceutical compositions are utilized to overcome treatment resistant of currently used antidepressants. Published on June 9, 2022, https://patents.justia.com/patent/20220175701

On November 24, 2020, the Company filed a patent application titled “Stimulation of NK Cell Activity by QuadraMune Alone and together with Metformin” that disclosed means, compounds, and compositions of matter useful for stimulation of natural killer cell activity. In some embodiments the invention teaches the administration of a therapeutic combination of ingredients comprising of metformin, pterostilbene, nigella sativa, sulforaphane, and epigallocatechin-3-gallate (EGCG) to a mammal in need of natural killer cell immune modulation. In another embodiment, the invention teaches administration of said therapeutic combination to a mammal infected with said SARS-CoV-2. In some embodiments dosage of said therapeutic combination is based on inflammatory and/or immunological parameters observed in patients with COVID-19.

Published on May 26, 2022, https://patents.justia.com/patent/20220160809

On October 27, 2020, the Company filed a patent application titled “Protection/Regeneration of Neurological Function by Endothelial Protection/Rejuvenation” using Stem Cells for Treatment of Conditions such as Chronic Traumatic Encephalopathy and Schizophrenia” which therapeutic compounds, protocols, and compositions of matter useful for treatment of neurological conditions. In one embodiment the invention teaches the treatment of chronic traumatic encephalopathy (CTE) through protecting/regenerating the endothelial by administration of cells such as stem cells. In one embodiment stem cells are administered in order to protect the endothelium from apoptosis and to preserve the blood brain barrier. In another embodiment stem cells are administered together with endothelial progenitor cells in order to regenerate neural endothelium. In other embodiments preservation of brain integrity in conditions of degeneration is accomplished by administration of stem cells and/or endothelial cells. Published on April 28, 2022, https://patents.justia.com/patent/20220125852

On October 18, 2020, the Company filed a patent application titled “Nutraceutical Reduction Prevention and/or Reversion of Multiple Sclerosis” that discloses compositions of matter, protocols, and treatment means for preventing and/or reversing multiple sclerosis in a mammal. In one embodiment administration of compositions containing pterostilbene, and/or nigella sativa, and/or sulforaphane, and/or epigallocatechin-3-gallate (EGCG) are provided.

Published on June 23, 2022, https://patents.justia.com/patent/20220193170

On September 24, 2020, the Company filed a patent application titled “Personalized Immunotherapies for Reduction of Brain Inflammation and Suicide Prevention” that discloses means, methods and compositions of matter useful for reduction of brain inflammation and prevention of suicidal ideations and suicidal attempts. In one embodiment the invention provides utilization of autologous platelet rich plasma, alone, or admixed with regenerative/anti-inflammatory adjuvants, for reduction of neural inflammation. In one embodiment autologous PRP is admixed with oxytocin and administered intranasally in a patient at risk of suicidal ideation. In another embodiment, PRP is admixed with fortified and non-fortified nigella sativa oil and administered intranasally. Other embodiments include utilization of autologous stromal vascular fraction cells alone and/or admixed with regenerative/anti-inflammatory adjuvants. Published on March 24, 2022, https://patents.justia.com/patent/20220088086

On September 14, 2020, the Company filed a patent application titled “Immunotherapy of Schizophrenia and Schizophrenia Associated Suicidal Ideation/Suicide” Disclosed are methods, means, and protocols of modifying the immune system so as to induce an immunologically tolerant state insofar as T regulatory cell number and/or activity is augmented in a patient suffering from schizophrenia. In one embodiment T regulatory cells are administered to the patient from exogenous sources, be they allogeneic or autologous. In other embodiments, T regulatory cells are generated endogenously through administration of immature dendritic cells, mesenchymal stem cells, and/or pharmaceutical means.

On August 28, 2020, the Company filed a patent application titled “Upregulation of Therapeutic T Regulatory Cells and Suppression of Suicidal Ideations in Response to Inflammation by Administration of Nutraceutical Compositions Alone or Combined with Minocycline” which discloses compositions of matter, treatments and protocols useful for induction of T regulatory cells in response to inflammation, as well as inhibition of suicidal ideations and/or neuroinflammation. In some embodiments the invention teaches the administration of a therapeutic combination of ingredients comprising of minocycline, pterostilbene, nigella sativa, sulforaphane, and epigallocatechin-3-gallate (EGCG) to a mammal undergoing upregulation of inflammatory mediators. Published on March 3, 2022, https://patents.justia.com/patent/20220062367

On August 21, 2020, the Company filed a patent application titled “Methods of Determining Risk of Suicide and/or Suicidal Ideation by Immunological Assessment” which discloses means and methods of identifying risk of suicide and/or suicidal ideation by assessment of immunologically related cytokines and cells. In one embodiment, a score, termed the “Campbell Score” is devised based on assessment of serum cytokines, ability of immune cells to make cytokines when stimulated ex vivo, and ability of immune cells to produce neurotransmitters when stimulated ex-vivo. In one embodiment the concentration of interleukin-6 is utilized as a means of assessing suicidal propensity along, and/or in combination with metabolites of the enzyme indolamine 2,3 deoxygenase.

On August 05, 2020, the Company filed a patent application titled “Prevention of Neuroinflammation associated Memory Loss Using Nutraceutical Compositions” which discloses means, methods, and therapeutic compositions for prevention of memory loss during situations of neuroinflammation. In one embodiment the invention teaches administration of the therapeutic combination of ingredients comprising of pterostilbene, Nigella sativa, sulforaphane, and epigallocatechin-3-gallate (EGCG) to a mammal suffering from inflammation in order to preserver memory function.

Published on February 10, 2022, https://patents.justia.com/patent/20220040248

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

Published on February 3, 2022, https://patents.justia.com/patent/20220031793

On July 22, 2020, the Company filed a patent application titled “Additive and/or Synergistic Combinations of Metformin with Nutraceuticals for the Prevention, Inhibition and Treatment of SARS-Cov-2 and Associated COVID-19” showing potent synergy between QuadraMune™ and the antidiabetic drug metformin in treating COVID-19 associated lung damage models. It was discovered that the ability of QuadraMune™ to protect the lungs from inflammation that resembles coronavirus-induced pathology is markedly amplified by concurrent administration of metformin. At a mechanistic level, it was shown that metformin increased the ability of QuadraMune™ to a) increase the number of “healing macrophages” (“M2” macrophages); b) augment production of anti-inflammatory and regenerative proteins; and c) suppress production of pathological inflammatory proteins. Published on January 27, 2022, https://patents.justia.com/patent/20220023237

On July 13, 2020, the Company filed a patent application titled “Prevention of Pathological Coagulation in COVID-19 and other Inflammatory Conditions” s directed to the utilization of pterostilbene, and/or nigella sativa extract, and/or sulforaphane, and/or Epigallocatechin gallate (EGCG) alone or in combination, for the prevention of pathological coagulation. In on embodiment a composition containing all four ingredients is administered to a patient at risk of hypercoagulation in order to prevent aberrant expression of pro-coagulation molecules and/or induce expression of molecules known to suppress coagulation. In one embodiment the invention teaches administration of pterostilbene, thymoquinone, sulforaphane, and EGCG as a means of decreasing expression of tissue factor. Published on May 12, 2022, https://patents.justia.com/patent/20220143123

On June 30, 2020, the Company filed a patent application titled “Augmentation of Natural Killer Cell Activity and Induction of Cytotoxic Immunity Using Leukocyte Lysate Activated Allogeneic Dendritic Cells: StemVacs™” which describes the process of preparing allogeneic dendritic cells utilizing a leukocyte lysate based approach. These data support development of StemVacs for conditions that would benefit from NK activation such as cancer and COVID-19.

Published on March 31, 2022, https://patents.justia.com/patent/20220096542

On June 22, 2020, the Company filed a patent application titled “Treatment of SARS-CoV-2 with Dendritic Cells for Innate and/or Adaptive Immunity” that disclosed means, methods, and compositions of matter for prophylaxis and/or treatment of SARS-CoV-2 by administration of dendritic cells in a manner and frequency sufficient to induce activation of innate and/or adaptive immune responses. In one embodiment the invention teaches administration of dendritic cells pulsed with one or more innate immune stimulants in a manner endowing said dendritic cell with ability to induce augmentation of natural killer (NK) cell number and/or activity. In another embodiment the invention teaches the use of dendritic cells stimulated with innate immune activators in a manner to allow for uptake of viral particles and presentation of viral epitopes to T cells in order to stimulate immunological activation and/or memory responses. Published on December 23, 2021, https://patents.justia.com/patent/20210393681

On June 15, 2020, the Company filed a patent application titled “Nutraceuticals for Suppressing Indolamine 2,3 Deoxygenase” from new data showing QuadraMune™ significantly inhibited inflammation associated with memory impairment, as well as reduced levels of kynurenine. Elevation of kynurenine is associated with activation of indolamine 2,3 deoxygenase, an enzyme associated with inflammation and depression. Granted on January 25, 2022, https://patents.justia.com/patent/11229674

On June 11, 2020, the Company filed a patent application titled “Nutraceuticals for Reducing Myeloid Suppressor Cells” which disclosed compositions of matter, treatments and protocols useful for reduction of number and/or activity of myeloid suppressor cells (MSC). In some embodiments the invention teaches the administration of a therapeutic combination of ingredients comprising of pterostilbene, Nigella sativa, sulforaphane, and epigallocatechin-3-gallate (EGCG) to a mammal at possessing an increased number and/or activity of said MSC in which reduction of number and/or activity is desired. In another embodiment, the invention teaches administration of said therapeutic combination to a mammal infected with viral and/or bacterial infections and/or neoplasia. In some embodiments dosage of said therapeutic combination is based on inflammatory and/or immunological parameters observed in patients. Published on December 16, 2021, https://patents.justia.com/patent/20210386815

On May 11, 2020, the Company filed a patent application titled “Treatment of COVID-19 Lung Injury Using Umbilical Cord Plasma Based Compositions” which disclosed means, methods, and compositions of matter useful for the treatment of lung inflammation associated with viral and bacterial infections, as well as with systemic inflammation, through the administration of umbilical cord blood derived plasma-based compositions. In one embodiment the invention teaches administration of umbilical cord blood plasma together with pterostilbene, and/or sulforaphane, and/or thymoquinone, and/or Epigallocatechin gallate (EGCG) and/or n-acetylcysteine in an aerosolized manner to patients suffering from COVID-19 associated pulmonary deficiencies. In another embodiment, umbilical cord blood plasma is administered with immune-stimulatory agents in order to concurrently inhibit propagation of viral load in the lung while suppressing pulmonary deficiencies.

On May 4, 2020, the Company filed a patent application titled “Nutraceuticals for the Prevention, Inhibition and Treatment of SARS-Cov-2 and Associated COVID-19” which teaches compositions of matter, treatments and protocols useful for prevention of SARS-CoV-2 infection, as well as inhibition of viral propagation and acceleration of viral cure. In some embodiments the invention teaches the administration of a therapeutic combination of ingredients comprising of pterostilbene, nigella sativa, sulforaphane, and epigallocatechin-3-gallate (EGCG) to a mammal at risk of infection with SARS-CoV-2. In another embodiment, the invention teaches administration of said therapeutic combination to a mammal infected with said SARS-CoV-2. In some embodiments dosage of said therapeutic combination is based on inflammatory and/or immunological parameters observed in patients with COVID-19. Granted on March 8, 2022, https://patents.justia.com/patent/11266707

On November 4, 2019, the Company filed a patent application titled “Cellular, Organ, and Whole-Body Rejuvenation Utilizing Cord Blood Plasma and Pterostilbene” that disclosed methods, means, and protocols for stimulation of rejuvenation in single cells, organs, and organisms by administration of cord blood derived plasma, cord blood plasma concentrates, and cord blood derived exosomes together with pterostilbene. The invention describes the previously unexpected finding that addition of pterostilbene to cord blood enhances the rejuvenation properties of cord blood. Said rejuvenation properties include telomere preservation, reduction in beta galactosidase, and retention of cellular activities.

Published on May 6, 2021, https://patents.justia.com/patent/20210128638

On September 9, 2019, the Company filed a patent application titled “Pterostilbene and Formulations Thereof for Protection of Hematopoiesis from Chemotherapy and Radiation” which disclosed compositions of matter useful for treatment and/or prevention of hematopoietic injury using pterostilbene and formulations thereof. In one embodiment nanoparticle delivered pterostilbene is administered subsequent to chemotherapy induced neutropenia in order to accelerate recovery of the hematopoietic compartment. In another embodiment, pterostilbene is provided concurrently with chemotherapy in order to concurrently assist the neoplasia killing action of the chemotherapy while protecting the bone marrow from suppression. In contrast to conventionally used agents that protect from neutropenia such as G-CSF and GM-CSF, the products disclosed can be chronically administered, thus allowing for concurrent use with chemotherapeutic or radiotherapeutic agents.

On January 21, 2019, the Company filed a patent application titled “Prevention and Reversion of Chronic Traumatic Encephalopathy through Administration of “Educated” Monocytes and Progenitors Thereof” that provides means of preventing and/or reversing chronic traumatic encephalopathy in a patient through the modulation of monocytes as well as monocytic progenitors. In one embodiment the invention teaches administration of monocytes that have been previously “educated” by exposure to mesenchymal stem cells in order to endow onto said monocytes properties associated with stimulation of neuroregenerative properties. In some embodiments monocytes are educated by treatment of monocytic progenitors with conditions capable of endowing anti-inflammatory and regenerative conditions, said conditions include culture with epigenetic modifying agents. In other embodiments, the invention teaches the manipulation of cord blood derived monocytes as a starting population of cells for education by culture with mesenchymal stem cells.

On January 21, 2019, the Company filed a patent application titled “Autologous Neurogenic Cells and Uses Thereof for Professional Athletes at Risk of Chronic Traumatic Encephalopathy” which disclosed are means, compositions of matter and methods of business for treating Chronic Traumatic Encephalopathy (CTE) using autologous primary cells and modified cells of autologous origin which have been banked. In one embodiment of the invention autologous dedifferentiation cells are generated and stored for future administration in patients which have suffered CTE. In other embodiments, dedifferentiated cells are differentiated into neurons or neuronal progenitor cells and subsequently administered locally or systemically or in a combination. In other embodiments autologous cells are maintained in an undifferentiated manner and/or neurologically differentiated state and utilized as a conditioning source in an extracorporeal circulatory system replicating clinical stage extracorporeal liver perfusion (ECLP) with substitution of autologous dedifferentiated, neurologically differentiated or a combination of said cells instead of hepatic cells.

On December 18, 2018, the Company filed a patent application titled “Treatment of Chronic Traumatic Encephalopathy via RNA Administration” which disclosed are protocols, treatment means, and compositions of matter useful for treatment of Chronic Traumatic Encephalopathy through administration of RNA or modified RNA molecules. In one embodiment said RNA is generated to activate various toll like receptors (TLR), of which said activation leads to production of cytokines which paradoxically lead to protection from Chronic Traumatic Encephalopathy, wherein said protection constitutes a) reduction in glial cell activation, b) neuronal apoptosis due to excitotoxicity; and c) stimulation of endogenous regenerative processes including endothelial progenitor cell mobilization, proliferation of neuronal progenitor cells in the dentate gyrus and subventricular zones. In one particular embodiment targeting of RNA molecules is performed to specific brain cells including pyramidal neurons through the use of liposomes, exosomes, apoptotic bodies, nanoparticles and shark or cameloid antibodies is disclosed.

On September 25, 2018, the Company filed a patent application titled “Pterostilbene and Formulations Thereof for Treatment of Pathological Immune Activation” that teaches treatments, protocols, and compositions of matter are described for reduction of pathological immune system activation. In one embodiment, pterostilbene and/or formulations thereof are administered in a patient suffering from cytokine release syndrome at a concentration and frequency sufficient to reduce abnormal cytokine production and thus treat the cause of said cytokine release syndrome. Formulations of pterostilbene are disclosed for rapid release, enhanced biodistribution, and targeting to cytokine releasing effectors are disclosed for use in the practice of the invention.

On September 17, 2018, the Company filed a patent application titled “Pterostilbene and Compositions Thereof for Prevention and Treatment of Chronic Traumatic Encephalopathy” that teaches means, methods, and compositions of matter useful for prevention of chronic traumatic encephalopathy. In one embodiment of the invention, disclosed is utilization of pterostilbene and/or pterostilbene based compounds for prevention and/or treatment of chronic traumatic encephalopathy. In one embodiment, the invention teaches administration of pterostilbene and/or pterostilbene based compounds for reduction of taupathy associated with chronic traumatic encephalopathy.

On August 13, 2018, the Company filed a patent application titled “Enhancement of Ozone Therapy using Pterostilbene” that disclosed methods, means and compositions of matter using pterostilbene for enhancing therapeutic efficacy of ozone therapy in the field of oncology. The invention provides previously unknown synergies between ozone administration together with pterostilbene at inducing direct and indirect cytotoxicity to cancer cells. The invention provides means of delivery, administration, and therapeutic protocols for treatment of cancer patients. In one embodiment combination of ozone therapy together with pterostilbene is utilized to overcome drug resistance.

On October 08, 2017, the Company filed a patent application titled “Synergistic Inhibition of Glioma Using Pterostilbene and Analogues Thereof” that teaches methods, means and compositions of matter for utilizing pterostilbene and analogues thereof for suppression of viability, metastasis and proliferation of glioma cells alone, or together with immunotherapy, chemotherapy, or radiotherapy means. In one embodiment said pterostilbene augments immunogenicity of glioblastoma cells so as to enhance killing by immune cells or complement subsequent to damage of said glioblastoma cells by chemotherapy, radiotherapy, or immunotherapy.

On April 26, 2017, the Company filed a patent application titled “Augmentation of Stem Cell Activity using Pterostilbene and Compositions Containing Pterostilbene” that disclosed means of augmenting circulating endogenous stem cells through administration of an effective amount of pterostilbene or derivatives thereof. In one embodiment a patient with reduced levels of circulating endothelial progenitor cells is treated with pterostilbene at a concentration and frequency sufficient to restore, and/or enhance levels of circulating endothelial progenitor cells (EPC). In another embodiment endogenous levels of stem cells are restored or enhanced by administration of pterostilbene, said endogenous stem cells comprising cells of the dentate gyrus, subventricular zone, hepatic stem cells, cardiac stem cells, and hematopoietic stem cells.

On March 29, 2017, the Company filed a patent application titled “Stimulation of Immunity to Tumor Stem Cell Specific Proteins by Peptide Immunization” that discloses treatment of cancer is disclosed through administration of proteins or specific peptides found on tumor stem cells in vivo, in a matter eliciting monocyte or dendritic cell migration in order to allow uptake of said administrated proteins or peptides, followed by administration of a maturation signal in vivo. The invention provides for treatment of cancer through induction of anticancer immunity and/or immunity towards tumor initiating stem cells.

On March 29, 2017, the Company filed a patent application titled “Targeting the Tumor Microenvironment through Nutraceutical Based Immunoadjuvants” that disclosed compositions useful for the treatment of cancer which modulate tumor associated immunosuppression, thus acting as immunoadjuvants. In one embodiment a composition containing apigenin, is provided, said composition useful for inhibition of tumor associated immune suppression mediated through the molecule indolamine 2,3 deoxygenase (IDO). In another embodiment, liposomal apigenin is administered as a means of decreasing IDO expression.

On March 29, 2017, the Company filed a patent application titled “Activated Leukocyte Extract for Repair of Innate Immunity in Cancer Patients” that disclosed are compositions, methods of use, and pharmaceutical preparations useful for modulation of immune responses. In one embodiment a composition is extracted polyvalently activated peripheral blood mononuclear cells through dialysis. Said immune modulator is useful for treatment of cancer and alleviation of cancer associated immune depression. In one embodiment, said immunomodulator acts as a costimulatory of T cell activation by modulation of cytokine production. In one embodiment said immune modulator is concentrated for miRNA species capable of activating innate immune cells.

On March 29, 2017, the Company filed a patent application titled “Augmentation of Anti-Tumor Immunity by Mifepristone and Analogues Thereof” which relates to compositions of matter and methods useful for improving a treatment outcome and/or an alteration of immunity in a condition that benefits from immune stimulation. In particular, one embodiment of the invention teaches administration of sufficient doses of mifepristone or a derivative, alone, or in combination with an immunotherapeutic such as, but not limited to, an antibody, a vaccine, a cytokine, or a medicament whose therapeutic activity is associated with immune modulation.

On March 29, 2017, the Company filed a patent application titled “Methods of Re-Activating Dormant Memory Cells with Anticancer Activity” that disclosed methods, protocols, and compositions of matter useful for stimulation of anticancer immune responses. In one embodiment of the invention culture of buffy coat cells is performed in an environment resembling non-physiological conditions. Buffy coat derived products are subsequently harvested, concentrated, and added to a culture of monocytes and lymphocytes. Conditioned media from said second culture is subsequently utilized as an injectable solution for stimulation of anticancer immunity.

On March 29, 2017, the Company filed a patent application titled “Modulation of Oral Microbiome for Treatment of Periodontitis” that disclosed methods, means, and compositions of matter useful for inhibition of, reduction in progression and reversion of periodontitis. In one embodiment the invention provides prebiotic and/or probiotic compositions which modulation the oral microbiome in order to ameliorate, prevent or reverse periodontitis. In one embodiment a composition is administered into the oral cavity containing Actinomyces naeslundii, Actinomyces odontolyticus, Streptococcus thermophilius, Lactobaccilus brevis and Lactobacilius plantarum. Administration may be performed using various means including a mouthwash, a patch, a toothpaste, or in a preferred embodiment said prebiotic and/or probiotic compositions are delivered via a mouth tray.

On July 20, 2016, the Company filed a patent application titled “Prevention of Pregnancy Complications by Probiotic Administration” which disclosed methods, protocols and compositions of matter for the treatment of pregnancy complications through immune modulation of a mammal in need. In one embodiment the invention provides probiotic compositions for immune modulation to decrease risk of pregnancy complications. Pregnancy complications include recurrent spontaneous abortions (RSA), preterm birth, pre-eclampsia including hemolysis elevated liver enzymes low platelets (HELP), premature rupture of the membrane, Antepartum hemorrhage including placental abruption, chorioamnionitis, Intrauterine growth restriction, placenta pravaevia, sequalae of intraamniotic infection. Published on January 26, 2017, https://patents.justia.com/patent/20170020930

On July 20, 2016, the Company filed a patent application titled “Exosome Mediated Innate and Adaptive Immune Stimulation for Treatment of Cancer” that teaches means of stimulating innate and/or adaptive immunity to cancer by administration of exosomes. Stimulation of innate immunity involves modifying exosomes by chemical addition of innate immune stimulators, whereas stimulation of adaptive immunity involves pulsing dendritic cells generating exosomes with antigens, in some cases, pulsing with Brother of the Regulator of Imprinted Sites (BORIS) proteins, peptides, or altered peptide ligands thereof.

On July 8, 2015, the Company filed a patent application titled “Augmentation of Oncology Immunotherapies by Pterostilbene Containing Compositions” that disclosed compositions of matter and methods useful to augmentation of immune responses to tumors. In one embodiment, a pterostilbene containing composition is administered to a cancer patient at a sufficient concentration and frequency to induce de-repression of tumor targeting immune responses. In one specific embodiment of the present invention, pterostilbene enhances antibody dependent cellular toxicity (ADCC) and in turn augments efficacy of FDA approved antigen specific immunotherapeutics such as trastuzumab (Herceptin) and other monoclonal antibody therapies used for treating cancer.

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

On January 25, 2022, the US Patent and Trademark Office issued and granted U.S. Patent No.: 11,229,674 titled “Nutraceuticals for suppressing indolamine 2,3 deoxygenase” which disclosed are compositions of matter, treatments and protocols useful for reduction of expression and/or activity of indolamine 2,3 deoxygenase (IDO). In some embodiments the invention teaches the administration of a therapeutic combination of ingredients comprising of pterostilbene, Nigella sativa, sulforaphane, and epigallocatechin-3-gallate (EGCG) to a mammal at possessing an increased expression and/or activity of said IDO in which reduction of number and/or activity is desired. In another embodiment, the invention teaches administration of said therapeutic combination to a mammal infected with viral and/or bacterial infections and/or neoplasia. In some embodiments dosage of said therapeutic combination is based on inflammatory and/or immunological parameters observed in patients.

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

In addition, on February 9, 2021, we obtained exclusive rights under the same for use of US Patent No.: 9,803,176 B2 in the treatment of acute respiratory distress syndrome (ARDS) and other lung pathologies. The JadiCell was reported in a publication from the University of Miami following a Phase 1/2 clinical trial, demonstrating intravenous administration of JadiCells, resulted in a significant survival improvement in COVID-19 patients. The Phase 1/2 double blind, placebo-controlled trial treated 12 advanced COVID-19 patients with 100 million JadiCells™ intravenously at days 0 and 3, and 12 patients received placebo control. At 28 days 91% of JadiCell treated patients survived whereas only 42% of patients in the placebo group survived. There were no adverse effects associated with JadiCell administration. For those treated with the JadiCell under the age of 85 the survival rate was 100% and in those over 85 the survival rate was 91% making the JadiCell the most effective therapy to date in the entire world to treat ARDS.

The JadiCell product, which belongs to the mesenchymal stem cell (MSC) family of cells, is a unique adult stem cell, which produces higher levels of therapeutic factors compared to other stem cells. The cells have demonstrated safety in animal models and pilot human trials. The Jadi Cell product is generated from umbilical cords, which are a source of medical waste and available in large quantities at inexpensive prices.

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

The JadiCell product because of its advanced stage of development in contrast to other stem cell types, which require years, if not decades of development before entry into American patients, will allow us we believe to be treating patients within 12 months. Currently means of isolating, producing, scaling up, and delivery of the cells has all been worked out by Jadi Cell and Collaborators.

On December 17, 2020, the Company filed an Investigational New Drug (IND) application seeking permission from the Food and Drug Administration (FDA) to initiate a Phase I/II clinical trial assessing safety and signals of efficacy for treatment of Chronic Traumatic Encephalopathy (CTE) patients with JadiCells™.

On August 4th, 2021, the Company announced clearance from the Food and Drug Administration (FDA) to initiate a Phase III pivotal trial for registration of the Company’s JadiCell universal donor stem cell as a treatment for COVID-19 associated lung failure under IND # 19757. In previous studies the Company has demonstrated the superior activity of JadiCell to other types of stem cells including bone marrow, adipose, cord blood, and placenta. Furthermore, the JadiCell was shown to be 100% effective in saving the lives of COVID-19 patients under the age of 85 in a double-blind placebo controlled clinical trial with patients in the ICU on a ventilator. In patients over the age of 85 the survival rate was 91%. The Company also recently announced the launching of Phase III for IND # 19757 with Biorasi LLC, a global, full-service CRO, who will run the clinical trial.

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

Treatment of Chronic Obstructive Pulmonary Disease (COPD) Using JadiCell™ Universal Donor Adult Stem Cells

On October 7, 2022, the Company formed Breathe Biologics, Inc. and licensed to them a patent application titled “Umbilical Cord Mesenchymal Stem Cells for Treatment of Chronic Obstructive Pulmonary Disease and Lung Degeneration” that discloses means of treating lung degenerative diseases including chronic obstructive pulmonary disease (CODP) using umbilical cord mesenchymal stem cells such as JadiCells.

In addition, the Company has transferred ownership of the filed investigational drug application titled “JadiCell Therapy for COPD” to determine safety and efficacy of intravenously administered allogeneic JadiCell umbilical cord blood mesenchymal stem cells in patients with moderate-to-severe COPD. The Primary Endpoint, which is toxicity, will be assessed by number of adverse events (AEs). The Secondary Endpoint, which is efficacy will be evaluated at baseline and days 30, 60, and 90.

COPD is a consistently progressive, ultimately fatal disease for which no treatment exists capable of either reversing or even interrupting its course. It afflicts more than 5% of the population in many countries, and it accordingly represents the third most frequent cause of death in the U.S., where it accounts for more than 600 billion in health care costs, morbidity, and mortality.

COPD possesses several features making it ideal for stem cell-based interventions: a) the quality of life and lack of progress demands the ethical exploration of novel approaches. For example, bone marrow stem cells have been used in over a thousand cardiac patients with some indication of efficacy. Adipose-based stem cell therapies have been successfully used in thousands of race-horses and companion animals without adverse effects, as well as numerous clinical trials are ongoing and published human data reports no adverse effects.

Mesenchymal Stem Cells (MSCs) are potent immunomodulatory cells that recognize sites of injury, limit effector T cell reactions, and stimulate regulatory cell populations (i.e., T-regs) via growth factors, cytokines, and other mediators. Simultaneously, MSCs also stimulate local tissue regeneration via paracrine effects inducing angiogenic, anti-fibrotic and remodeling responses. Consequently, MSCs-based therapy represents a viable treatment option for autoimmune conditions and other inflammatory disorders, yielding beneficial effects in models of autoimmune Type 1 Diabetes, Systemic Lupus Erythematosus, Autoimmune Encephalomyelitis, Multiple Sclerosis, cardiac insufficiency, and organ transplantation. MSCs have been reported to inhibit inflammation and fibrosis in the lungs, have shown safety in clinical trials for ARDS, and have been recently suggested as useful to treat patients with severe COVID-19 based on their effects preventing or attenuating the immunopathogenic cytokine storm.

Unfortunately, evaluation of stem cell therapy in COPD has lagged behind other areas of regenerative investigation; b) the underlying cause of COPD appears to be inflammatory and/or immunologically mediated. The destruction of alveolar tissue is associated with T cell reactivity, pathological pulmonary macrophage activation, and auto-antibody production. Mesenchymal stem cells have been demonstrated to potently suppress autoreactive T cells, inhibit macrophage activation, and autoantibody responses. Additionally, mesenchymal stem cells can be purified in high concentrations from adipose stromal vascular tissue together with high concentrations of T regulatory cells, which in animal models are approximately 100 times more potent than peripheral T cells at secreting cytokines therapeutic for COPD such as IL-10. Additionally, use of adipose derived cells has yielded promising clinical results in autoimmune conditions such as multiple sclerosis; and c) Pulmonary stem cells capable of regenerating damaged parenchymal tissue have been reported. Administration of mesenchymal stem cells into neonatal oxygen-damaged lungs, which results in COPD-like alveoli dysplasia, has been demonstrated to yield improvements in two recent publications.

Based on the above rationale for stem cell-based COPD treatments, we are proposing a 10 patient Phase I safety trial to assess ability of JadiCell, a type of umbilical cord derived stem cells to improve objective and quality of life parameters in patients with moderate to severe COPD.

MSCs can be derived in large number from the Umbilical Cord (UC). JadiCells are a type of UC-MSCs, which can be utilized in the allogeneic setting and have demonstrated safety and efficacy in clinical trials for a number of disease conditions including inflammatory and immune-based diseases. UC-MSCs have been shown to inhibit inflammation and fibrosis in the lungs.

JadiCell UC-MSCs have been utilized to treat patients with severe COVID-19 and have yielded promising results, preventing, or attenuating the cytokine storm. JadiCells have been recently introduced intravenously in patients with a neurodegenerative disorder and have been approved for testing in patients with Type 1 Diabetes (TlD). We hypothesize that JadiCells will exert beneficial therapeutic effects in COPD.

Breast Cancer Immunotherapy

Recently the Company announced the formation of a Spin-Off Company, Res Nova Bio, Inc., dedicated to the development of cancer inhibiting anti-angiogenesis immunotherapies. Res Nova Bio has licensed from Therapeutic Solutions International intellectual property covering StemVacs-V which is our iPSC derived platform technology announced in May of 2021. The technology utilizes pluripotent stem cells called iPSCs in order to generate new cells which resemble tumor blood vessels that are made to act as a “therapeutic vaccine”. Specifically, the administration of StemVacs-V stimulates the immune system to selectively kill blood vessels that feed the tumor but not healthy blood vessels. It is believed that for every 1 tumor blood vessel cell that is killed, 200-300 tumor cells are also killed as a result.

In addition to the license, the Company has transferred ownership of the IND titled “Treatment of Metastatic Breast Cancer by StemVacs-V Cancer Immunotherapeutic” to Res Nova Bio with the primary objective being safety and feasibility of StemVacs-V administration at 12 months as assessed by lack of adverse medical events. The secondary objective is efficacy as judged by tumor response, time to progression, and immunological monitoring.

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

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, QuadraMune®, is a multi-patented synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquinone. QuadraMune has been shown to increase Natural Killer Cell activity and healthy Cytokine production. Our synergistic blend of ingredients help the immune system fight off common and complex ailments and promote healthy T Cell activity. Recently the Company was approved to sell certain nutraceuticals on the Amazon Platform.

Cellular Division – TSOI recently obtained exclusive rights to a patented adult stem cell for development of therapeutics in the area of chronic traumatic encephalopathy (CTE), traumatic brain injury (TBI), and lung pathology.

For the three and nine months ended September 30, 2022, and 2021

We had net loss of $946,462 for the three months ended September 30, 2022, compared to a net loss of $814,799 for the three months ended September 30, 2021, an increase of $131,663. This increase was mainly due to increases in general and administrative expenses, salaries, wages and related costs and research and development expenses. We had net loss of $1,638,964 for the nine months ended September 30, 2021, compared to a net loss of $2,738,142 for the nine months ended September 30, 2022, an increase of $1,099,178. This increase was mainly due to general and administrative expenses and research and development expenses.

Net sales increased $17,250, from $57,291 to $74.541, for the three months ended September 30, 2021 and September 30, 2022, respectively. Net sales increased $96,392, from $101,796 to $198,188, for the nine months ended September 30, 2021 and September 30, 2022, respectively.

Cost of goods sold decreased $3,641 from $12,431 to $8,790, for the three months ended September 30, 2021 and September 30, 2022, respectively. These decreases were mainly a result of the efficiency in manufacturing the products for products in 2022 and 2021. Cost of goods sold increased $5,839, from $27,598 to $33,437, for the nine months ended September 30, 2021 and September 30, 2022, respectively. These increases were mainly a result of the increases in net sales for products in 2022 and 2021.

Operating expenses for the three-month periods ended September 30, 2022 and 2021 were $784,970 and $746,863, an increase of $38,107. This increase was mainly due to increases in general and administrative expenses and research and development expenses. Operating expenses for the nine-month periods ended September 30, 2022 and 2021 were $2,486,052 and $1,460,554, an increase of $1,025,498. This increase was mainly due to general and administrative expenses, consulting, legal and professional fees, and research and development expenses.

General and administrative expenses increased $173,567, from $31,271 to $204,838 for the three months ended September 30, 2021 and 2022, respectively. General and administrative expenses increased $291,839, from $96,722 to $388,561 for the nine months ended September 30, 2021 and 2022, respectively. This increase was mainly attributable to an increase in expenses during the three and nine months ended September 30, 2022.

Salaries, wages, and related expenses decreased $26,140, from $83,968 to $110,108 for the three months ended September 30, 2021 and 2022, respectively. This decrease was mainly due to a decrease in wage related expenses for the three months ended September 30, 2022. Salaries, wages, and related expenses increased $17,728, from $319,198 to $336,926 for the nine months ended September 30, 2021 and 2022, respectively. This increase was mainly due to an increase in wage related expenses for the three and nine months ended September 30, 2022.

Consulting fees decreased $19,356 from $107,514 to $88,158 for the three months ended September 30, 2021 and 2022, respectively, due to a decrease in overall consulting services. Consulting fees increased $92,440 from $224,844 to $317,284 for the nine months ended September 30, 2021 and 2022, respectively, due to an increase in overall consulting services.

Legal and professional fees decreased $385,500 from $492,295 to $106,795 for the three months ended September 30, 2021 and 2022, respectively, due to decrease in legal expense. Legal and professional fees decreased $370,035, from $636,193 to $266,158 for the nine months ended September 30, 2021 and 2022. These decreases were mainly related to legal expenses during the nine months ended September 30, 2022.

Research and development increased $243,256, from $31,815 to $275,071 for the three months ended September 30, 2021 and 2022, respectively, due to an increase in research and development. Research and development increased $993,526, from $183,597 to $1,177,123 for the nine months ended September 30, 2021 and 2022. These increases were mainly related to research and development expenses during the three and nine months ended September 30, 2022.

Loss on derivatives liability decreased approximately $18,139, from $45,006 to $26,867 for the three months ended September 30, 2021 and 2022, respectively. This decrease was mainly due to a decrease in the amount of new convertible notes being issued during the current period. Loss on derivatives liability decreased approximately $340,976, from $477,559 to $136,583, for the nine months ended September 30, 2021 and 2022, respectively This decrease was mainly due a decrease in the amount of new convertible notes being issued during the current nine-month period.

Change in fair derivatives liabilities gains decreased approximately $85,829 from a gain of $53,624 to a loss of $32,205 for the three months ended September 30, 2021 and 2022, respectively. This decrease was largely due to a decrease in the balance of convertible notes outstanding upon which the derivative liability is recorded. Change in fair derivatives liabilities gains decreased $391,073 from $624,376 to $233,303 for the nine months ended September 30, 2021 and 2022, respectively. This decrease was largely due to a decrease in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense increased $45,957 from $121,414 to $167,371 for the three months ended September 30, 2021 and 2022 respectively. This increase was mainly due to increased debt balances. Net interest expense increased $113,336 from $399,425 to $512,761 for the nine months ended September 30, 2021 and 2022, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $16.7 million and a working capital deficit of approximately $1.9 million at September 30, 2022. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2022 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of September 30, 2022, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of September 30, 2022.

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

On April 4, 2022, we issued 6,786,585 shares of common stock for the complete conversion of $83,475 for convertible note dated October 1. 2021.

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

Date: November 17, 2022

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer
(Principal Executive Officer)

