Form 10-K
period 2022-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2023-03-29
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of March 29, 2023, 2,734,250,749 shares of the registrartant’s common stock, par value of $0.001 per shares, were outstanding.

INDEX

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and any statements regarding future potential revenue, gross margins and our prospects for 2022 and thereafter. These statements may appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, QuadraMune®, is a multi-patented synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquinone. QuadraMune has been shown to increase Natural Killer Cell activity and healthy Cytokine production. Our synergistic blend of ingredients helps the immune system fight off common and complex ailments and promote healthy T Cell activity. Recently the Company was approved to sell certain nutraceuticals on the Amazon Platform.

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

Chronic Traumatic Encephalopathy (CTE) is caused by repetitive concussive/sub-concussive hits to the head sustained over a period of years and is often found in football players. The condition is characterized by memory loss, impulsive/erratic behavior, impaired judgment, aggression, depression, and dementia. In many patients with CTE, it is anatomically characterized by brain atrophy, reduced mass of frontal and temporal cortices, and medial temporal lobe. TSOI has previously filed several patents in the area of CTE based on modulating the brain microenvironment to enhance receptivity of regenerative cells such as stem cells. On March 4, 2021, the Company received an IND Serial # 27377 for a clinical trial of 10 patients with CTE.

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

Investigational Drug Applications:

Treatment of Metastatic Breast Cancer by StemVacs-V Cancer Immunotherapeutic IND transferred to Res Nova Bio,Inc.

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

JadiCell Therapy for COPD IND transferred to Breathe Biologics, Inc.

To determine safety and efficacy of intravenously administered allogeneic JadiCell umbilical cord blood mesenchymal stem cells in patients with moderate-to-severe COPD. The Primary Endpoint, which is toxicity, will be assessed by number of adverse events (AEs). The Secondary Endpoint, which is efficacy will be evaluated at baseline and days 30, 60, and 90.

Nutraceutical Division (TSOI)

●	ProJuvenol® is a patented, (US No.: 9,682,047) and powerful synergistic blend of complex anti-aging ingredients in capsules.

●	NanoStilbene® is an easily absorbed nanoemulsion of nanoparticle pterostilbene derived from the ‘047 patent.

●	DermalStilbene is a topical form of pterostilbene delivered via spray application onto skin, derived from the ‘047 patent.

●	IsoStilbene an injectable formulation of pterostilbene is available by prescription only, derived from the ‘047 patent.

●	NeuroStilbene is an intranasal form of pterostilbene delivered via spray application inside the nostril, derived from the ‘047 patent.

●	NanoPSA is a blend of NanoStilbene® and Broccoli Sprout Extract (BSE) providing 74mg of BSE and 125mg of our patented NanoStilbene, a proprietary formulation of nanoparticle pterostilbene.

●	NLRP3 Trifecta is a two-product combo and consists of one bottle of NanoPSA and one bottle of GTE-50 green tea extract.

●	QuadraMune® is a multi-patented synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquinone.

Patents:

On February 14, 2023, the Company filed a patent application titled “Enhancement of Anti-Angiogenic Cancer Immunotherapy by Abortogenic Agents” which discloses the parallels between pregnancy and cancer that have been historically made, however, the ability to leverage abortogenic immunity against neoplasia has not been widely examined. The current invention provides means of suppressing tumor associated immune inhibition through administration of progesterone and/or glucocorticoid receptor antagonists such as RU-486. In one embodiment the invention provides the concurrent utilization RI-486 and anti-angiogenic immunotherapy. In another embodiment, abortogenic inhibitors of immunity such as indolamine 2,3 dioxygenase are administered together with RU-486 and/or anti-angiogenic immunotherapy. Various antiangiogenic agents can be utilized in the practice of the invention including the ValloVax immunotherapy and/or the StemVacs-V therapy.

On January 09, 2023, the Company filed a patent application titled “Prediction of Stem Cell Therapy Responsiveness by Quantification of Pre-Existing B Regulatory Cells” which disclosed novel means of stratifying patients into potential of positive response to mesenchymal stem cell therapy based on quantification of pretreatment levels of B regulatory cells. In one embodiment quantification of cells concurrently expressing CD5 and CD19. In another embodiment B regulatory cells are CD19+CD39–IL10+. In one embodiment the selection of B regulatory cells is quantified by flow cytometric means and patients possessing more than 7 % IL-10 secreting CD19 cells are chosen for stem cell therapy. In some embodiments numbers of B regulatory cells are increased prior to treatment by administration of various interventions including providing GM-CSF, microbiome alteration or manipulation of oxidative stress.

On January 04, 2023, the Company filed a patent application titled “Enhanced Efficacy of Tolerogenic Vaccination” which disclosed means, methods, and compositions of matter useful for induction of antigen specific suppression of immunity and/or tolerogenesis through administration of tolerogenic agents together with antigens and/or modified antigens delivered via multiple intradermal injections. In one embodiment the invention teaches the use of a tattoo gun or a similar device to administer over an extended area of skin a compound which induces a tolerogenic microenvironment and subsequently administration of said antigen in the artificially created microenvironment. The essence of the disclosed invention is the superior tolerogenic effects observed when tolerogenic stimuli and antigen are administered over an extended area of skin through the use of a tattoo gun or similar device.

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

On July 28, 2021, the Company filed a patent application titled “Neuroprotection and Neuroregeneration by Pterostilbene and Compositions Thereof” with new data demonstrating that the blueberry derived compound pterostilbene possesses numerous brain protective and potentially brain regenerative activities. The data disclosed by the Company indicates: a) pterostilbene suppresses inflammatory cytokines TNF-alpha, IL-1 beta and IL-6; b) pterostilbene inhibits death of neurons caused by inflammatory mediators; c) pterostilbene stimulates production of regenerative factors from cells in the brain such as BDNF, NGF, FGF-1, and FGF-2; and d) pterostilbene allows/enhances proliferation of endogenous brain stem cells.

Granted on November 23, 2022.

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

Published on November 24, 2022.

On May 21, 2021, the Company filed a patent application titled “Lithium as a Monotherapy and/or Stem Cell Adjuvant Therapy for Pulmonary Fibrosis” that disclosed compositions of matter, therapeutics, and protocols useful for reduction and/or reversion of pulmonary fibrosis. In one specific embodiment lithium chloride is administered together with a regenerative cell in a patient suffering from, or at risk of pulmonary fibrosis. In one embodiment said lithium chloride is administered as an adjuvant to a regenerative therapy, wherein said regenerative therapy is a gene therapy, a protein therapy, a cell therapy, or a tissue transplant. In one embodiment lithium chloride, or a salt thereof is utilized alone, or with a regenerative means, to evoke preservation and/or elongation of telomere length in pulmonary tissue. In one embodiment the invention teaches administration of umbilical cord mesenchymal stem cells (MSC) and/or products derived from said cells in order to induce an inhibition of natural or pathological reduction of telomere length, to preserve telomere length or to enhance telomere length. In one embodiment the MSC described in the invention as useful are umbilical cord derived MSC. Published on November 24, 2022.

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

On March 4, 2021, the Company filed a patent application titled “Therapeutic Monocytes for Prevention of Suicidal Ideation” that discloses compositions of matter, protocols, and therapeutic means for treatment of suicidal ideations and/or suppression of suicidal attempts. In one embodiment the invention provides the use of umbilical cord derived monocytes as a means of treatment. In another embodiment, monocytes are de-differentiated from adult monocytes using reprogramming means to create monocyte capable of producing anti-inflammatory as well as regenerative properties useful in reducing suicidal ideations and/or attempts. Published on September 8, 2022.

On February 2, 2021, the Company filed a patent application titled “Ex Vivo Generation of Immunocytes Recognizing Brother Of The Regulator of Imprinted Sites (BORIS) Expressing Cancer Stem Cells” that discusses means, methods and compositions of matter useful for induction of immunity towards cancer stem cells by providing a dendritic cell, wherein said dendritic cells express BORIS and/or peptides derived from BORIS, wherein said dendritic cell is cultured in the presence of one or more immunocytes. In one embodiment said dendritic cells are derived from umbilical cord blood sources and allogeneic to T cells, which are expanded ex vivo and used for the purposes of immunotherapy. Published on August 25, 2022.

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

On July 20, 2016, the Company filed a patent application titled “Prevention of Pregnancy Complications by Probiotic Administration” which disclosed methods, protocols and compositions of matter for the treatment of pregnancy complications through immune modulation of a mammal in need. In one embodiment the invention provides probiotic compositions for immune modulation to decrease risk of pregnancy complications. Pregnancy complications include recurrent spontaneous abortions (RSA), preterm birth, pre-eclampsia including hemolysis elevated liver enzymes low platelets (HELP), premature rupture of the membrane, Antepartum hemorrhage including placental abruption, chorioamnionitis, Intrauterine growth restriction, placenta pravaevia, sequalae of intraamniotic infection. Published on January 26, 2017.

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

On November 23, 2022, the US Patent and Trademark Office issued and granted U.S. Patent No.: 11,504,410 titled “Neuroprotection and Neuroregeneration by Pterostilbene and Compositions Thereof” with new data demonstrating that the blueberry derived compound pterostilbene possesses numerous brain protective and potentially brain regenerative activities. The data disclosed by the Company indicates: a) pterostilbene suppresses inflammatory cytokines TNF-alpha, IL-1 beta and IL-6; b) pterostilbene inhibits death of neurons caused by inflammatory mediators; c) pterostilbene stimulates production of regenerative factors from cells in the brain such as BDNF, NGF, FGF-1, and FGF-2; and d) pterostilbene allows/enhances proliferation of endogenous brain stem cells.

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

On December 31, 2020, the Company signed license agreements with Campbell Neurosciences Inc., a partially owned company, for access to the 11 patents filed related to the previous Campbell Neurosciences Division. The patents are:

● Application No.: 63/128759 Immunotherapy for Opioid Addiction

● Application No.: 63/122862 Treatment of Major Depressive Disorder and Suicidal Ideations Through Stimulation of Hippocampal Neurogenesis Utilizing Plant-Based Approaches

● Application No.: 63/105964 Protection/Regeneration of Neurological Function by Endothelial Protection/Rejuvenation using Stem Cells for Treatment of Conditions such as Chronic Traumatic Encephalopathy and Schizophrenia

● Application No.: 17/030416 Personalized Immunotherapies for Reduction of Brain Inflammation and Suicide Prevention

● Application No.: 63/077723 Immunotherapy of Schizophrenia and Schizophrenia Associated Suicidal Ideation/Suicide

● Application No.: 63/071381 Upregulation of Therapeutic T Regulatory Cells and Suppression of Suicidal Ideations in Response to Inflammation by Administration of Nutraceutical Compositions Alone or Combined with Minocycline

● Application No.: 63/068388 Methods of Determining Risk of Suicide and/or Suicidal Ideation by Immunological Assessment

● Application No.: 63/061202 Prevention of Neuroinflammation associated Memory Loss Using Nutraceutical Compositions

● Application No.: 63/057315 Neuroprotection and Neuroregeneration by Pterostilbene and Compositions Thereof

● Application Serial No. 63/174291 filed by Licensor and titled as: Amelioration and Treatment of Opioid Addiction.

● Patent Application Serial No. 63/189630 filed by Licensor and titled as: Treatment of Major Depressive Disorder by Low Dose Interleukin-2.

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

JadiCell UC-MSCs have been utilized to treat patients with severe COVID-19 and have yielded promising results, preventing, or attenuating the cytokine storm. JadiCells have been recently introduced intravenously in patients with a neurodegenerative disorder and have been approved for testing in patients with Type 1 Diabetes (T1D). We hypothesize that JadiCells will exert beneficial therapeutic effects in COPD.

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

EMPLOYEES

As of December 31, 2022, we had three full-time employees, all non-union. We believe that our relations with our employees are good.

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

Our management concluded that as of December 31, 2022, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2022:

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

Based on our current business plan, we believe that our cash and cash equivalents at December 31, 2022 will not be sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report on Form 10-K. Our current commercialization of products and clinical trial strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash. We need to raise additional capital to fund our operations. We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing or other preferred equity instruments, if available, may involve restrictive covenants.

There is substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2022 with respect to this uncertainty. This going concern uncertainty, and any future going concern uncertainty, could materially limit our ability to raise additional capital. We have incurred significant losses since our inception, and it is possible we will never achieve future profitability. As a result, we continue to incur significant general and administrative expenses related to our operations. As a result, we have incurred substantial net losses to date. Our net losses for the years ended December 31, 2022 and 2021 were $3.3 million and $3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $17.2 million. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations.

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

Our stock is now traded in OTC Markets under the stock symbol TSOI, which results in a very illiquid and limited market for our common stock. As of the date of Annual Report on Form 10-K there are approximately 208 stockholders of record of our common stock.

The following table sets forth the quarterly high and low closing sales prices for our common stock from January 1, 2021 through December 31, 2022.

Quarter Ended	High	Low
December 31, 2022	$0.0063	$0.0055
September 30, 2022	$0.014	$0.0121
June 30, 2022	$0.022	$0.0199
March 31, 2022	$0.0257	$0.0241
December 31, 2021	$0.0319	$0.0273
September 30, 2021	$0.052	$0.05
June 30, 2021	$0.044	$0.04
March 31, 2021	$0.0015	$0.0013

Dividends

We did not declare or pay dividends during 2021 to 2022.

Issuances of Unregistered Securities

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

In 2022, we issued 28,302,577 shares of common stock, valued at $537,778 for consulting services.

In 2022, we issued 4,812,259 shares of common stock, valued at $67,399 for salaries.

In 2022, we issued 4,110,000 shares of common stock, valued at $51,742 for land development.

In 2022, we issued 149,402,390 shares of common stock, valued at $3,107,570 for an license.

In 2022, we issued 64,139,744 shares of common stock for the conversion of convertible notes of $1,313,772.

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

Nutraceutical Division. TSOI has been producing high quality nutraceuticals. Its current flagship product, QuadraMune®, is a multi-patented synergistic blend of pterostilbene, sulforaphane, epigallocatechingallate, and thymoquinone. QuadraMune has been shown to increase Natural Killer Cell activity and healthy Cytokine production. Our synergistic blend of ingredients helps the immune system fight off common and complex ailments and promote healthy T Cell activity. Recently the Company was approved to sell certain nutraceuticals on the Amazon Platform.

Cellular Division. SOI recently obtained exclusive rights to a patented adult stem cell for development of therapeutics in the area of chronic traumatic encephalopathy (CTE), traumatic brain injury (TBI), and lung pathology.

The stem cell licensed, termed “JadiCell” is unique in that it possesses features of mesenchymal stem cells, however, outperforms these cells in terms of a) enhanced growth factor production; b) augmented ability to secrete exosomes; and c) superior angiogenic and neurogenic ability.

Chronic Traumatic Encephalopathy (CTE) is caused by repetitive concussive/sub-concussive hits to the head sustained over a period of years and is often found in football players. The condition is characterized by memory loss, impulsive/erratic behavior, impaired judgment, aggression, depression, and dementia. In many patients with CTE, it is anatomically characterized by brain atrophy, reduced mass of frontal and temporal cortices, and medial temporal lobe. TSOI has previously filed several patents in the area of CTE based on modulating the brain microenvironment to enhance receptivity of regenerative cells such as stem cells. On March 4, 2021, the Company received an IND Serial # 27377 for a clinical trial of 10 patients with CTE.

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

Results of Operations

We had a net loss of approximately $3.2 million in 2022 compared to a net loss of approximately $3 million in 2021.

Net sales increased $60,811 from $145,956 to $206,767, for the years ended December 31, 2021 and 2022, respectively. This increase was mainly due to an increase in sales of the Company’s nutraceutical line of products.

Cost of goods sold increased $36,896, from $42,544 to $79,440, for the years ended December 31, 2021 and 2022, respectively. This increase was mainly due to higher net sales of the Company’s new nutraceutical line of products in 2022 vs 2021.

Operating expenses for the years ended December 31, 2022 and 2021 were approximately $3.2million and $2.5 million, respectively, an increase of $700,000. This increase was mainly due a combination of increased general and administrative expenses, an increase in consulting fees, an increase in legal and accounting fees, and an increase in research and development.

General and administrative expenses increased approximately $355,000, from $139,000 to $494,000, for the years ended December 31, 2021 and 2022, respectively. This increase was mainly due to an icrease in amortization, marketing and travel during the year.

Salaries, wages and related expenses increased approximately $8,000, from $437,000 to $445,000, for the years ended December 31, 2021 and 2022, respectively. This increase was mainly due to an increase in salaries.

Consulting fees increased approximately $150,000 from $265,000 to $414,000 for the years ended December 31, 2021 and 2022, respectively, due to an increase in overall consulting services during 2022.

Legal and professional fees decreased approximately $388,000, from $773,000 to $385,000 for the years ended December 31, 2021 and 2022, respectively, due to a decrease in overall patent and general counsel services.

Research and development costs increased approximately $696,000 from $795,000 to $1,441,000, for the years ended December 31, 2021 and 2022, respectively. This increase was mainly due to research and development expenses related to the Company’s nutraceutical line of products.

Total loss from derivatives liabilities decreased approximately $405,000 from $539,000 to $134,000 for the years ended December 31, 2021 and 2022, respectively. This decrease was due to a derivative liability expense from certain convertible notes in 2022 compared to 2021.

Net interest expense increased approximately $34,000 from $612,000 to $646,000 for the years ended December 31, 2021 and 2022, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $17.3 million and a working capital deficit of approximately $1.9 million at December 31, 2022. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

As of December 31, 2022 we had approximately $28,000 in cash and cash equivalents, representing a decrease in cash and cash equivalents of approximately $66,000 from December 31, 2021. Sources of cash were predominantly from the sale of equity and debt. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with liquidity into the end of 2023.

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash outflows to support the growth of our business in areas such as R&D and G&A expenses. Our operating cash flows are also affected by our working capital needs to support personnel related expenditures, accounts payable and other current assets and liabilities.

During the year ended December 31, 2022, cash used in operating activities was $1,018,304, which was primarily the result of our net loss incurred of $3,677,812, partially offset by increases in the various accounts payable and accrued liability accounts totaling $174,826 and non-cash expenses including stock-based compensation of $537,778, change in value on derivative liabilities of $291,123, amortization of debt discount of $593,463 and amortization and depreciation of $244,631.

During the year ended December 31, 2021, cash used in operating activities was $718,922, which was primarily the result of our net loss incurred of $2,961,445, partially offset by increases in the various accounts payable and accrued liability accounts totaling $283,117 and non-cash expenses including stock-based compensation of $858,900, change in fair value of derivative liabilities of a gain of $44,505, and amortization of debt discount of $541,612.

Cash Flows from Investing Activities

During the year ended December 31, 2022, net cash used by investing activities was $0, compared to $256,550 during the year ended December 31, 2021. The decrease of approximately $257,000 in net cash used by investing activities is mainly attributable to an decrease of $257,000 in investment in land and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $943,088, compared to $817,382 during the year ended December 31, 2021. The increase of approximately $126,000 in net cash provided by financing activities is mainly attributable to an increase of $160,000 in cash received from the sale of common stock. Other cash flows provided by financing activities during the year ended December 31, 2022 included proceeds from convertible notes payable to related and third parties totaling $505,000 offset by payments on notes payable to related parties and third parties of $6,900.

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

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15I and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO has concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective.

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

Our management, including the Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission(“COSO”) (2013) in Internal Control-Integrated Framework. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

(1)	Our management concluded that as of December 31, 2022 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2022) we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

(2)	we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, and the performance of account reconciliations and approval ;

(3)	we have ineffective controls over the period end financial disclosure and reporting process caused by reliance on third-party experts and/or consultants and insufficient accounting staff.

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we have increased our use of external accounting services, adopted policies to improve timely reviews by management and coordination with accounting consultants, and engaged corporate and securities legal counsel with better capabilities than our previous provi’er’s.

ITEM 9B	OTHER INFORMATION.

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective ages as of December 31, 2022 are as follows:

Directors:

Name of Director	Age
Timothy G. Dixon	64
Dr. Thomas E. Ichim	47

Executive Officers:

Name	Position	Age
Executive Officers:
Timothy G. Dixon	President and Chief Executive Officer	64
Famela Ramos	Vice President	46
James Veltmeyer, MD	Chief Medical Officer	57
Feng Lin, MD, PhD	Chief Scientific Officer	52

The term of office for each director is one year, or until the next annual meeting of the stockholders.

Biographical Information

Timothy G. Dixon

Mr. Dixon currently serves as Chief Executive Officer, President, and Chairman of Therapeutic Solutions International, Inc. Mr. Dixon previously served as the President of TMD Courses, Inc. from 2006 to 2012 and; as the President of Splint Decisions Inc. from 2010 to 2011. Mr. Dixon has attended hundreds of hours of continuing medical/dental education throughout the years and has produced many educational DVD’s used by dental professionals worldwide on the subject of parafunctional control, migraine prevention, therapeutic Botox injections, migraine pathophysiology, dental sleep medicine, and other therapeutic protocols. Mr. Dixon also has extensive experience in dealing with corporate compliance matters with the U.S. Food and Drug Administration, (FDA) as well as many international regulatory bodies. Mr. Dixon is inventor or co-inventor on 72 Patents and Patent Applications.

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

Feng Lin, MD, Ph.D., – Chief Scientific Officer

Dr. Lin has a stellar track record of drug development in the area of immunology innumo-oncology having worked with the public company Inovio Pharmaceuticals, where he developed technologies for gene delivery and therapeutic DNA vaccines against cancer and infectious diseases in both R&D and clinical settings. Subsequently, Dr. Lin served as Director of Chinese Operations for MediStem Inc, which was acquired by Intrexon in May 2014. It was the rapid clinical translation model developed by Dr. Lin at MediStem that resulted in the company’s accelerated FDA clearance to begin clinical trials, which resulted in the sale of the company.

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

SCIENTIFIC ADVISORY BOARD

The following are members of the Company’s Scientific Advisory Board as of December 31, 2022:

Dr. Santosh Kesari is a board-certified neurologist and neuro-oncologist and is currently Chair, Department of Translational Neuro-Oncology and Neurotherapeutics, John Wayne Cancer Institute.

He is also Director of Neuro-Oncology, Providence Saint John’s Health Center and Member, Los Angeles Biomedical Research Institute. Dr. Kesari is ranked among the top 1% of neuro-oncologists and neurologists in the nation, according to Castle Connolly Medical Ltd and an internationally recognized scientist and clinician. He is a winner of an Innovation Award by the San Diego Business Journal. He is on the advisory board of American Brain Tumor Association, San Diego Brain Tumor Foundation, Chris Elliott Fund, Nicolas Conor Institute, Voices Against Brain Cancer, and Philippine Brain Tumor Alliance. He has been the author of over 250 scientific publications, reviews, or books. He is the inventor on several patents and patent applications, and founder and advisor to many cancer and neurosciences biotech startups.

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

Dr. Donald Banerji is a Clinical development professional with 33 years of global clinical research and development experience (Phase I-IV) in the pharmaceutical industry. Recently retired from Novartis as Global Clinical Development Head of Respiratory and Allergy Medicine. Recognized by peers and external scientific community as an expert in pulmonary and allergy drug development bringing several iconic brands to market with millions of patients benefitting from treatment through improving care and outcomes for patients with respiratory diseases. Managed multidisciplinary teams in the filing of several new drug applications. Responsibilities included strategic and tactical planning, regulatory interactions with global health authorities, appropriate resource and budgetary management and timely execution, approval of high-quality large drug development programs and delivery of groundbreaking data. These global programs over a span of 3 decades resulted in the approval and competitive labeling of 14 innovative medicines, including 3 inhaled steroids for asthma, a triple combination of 2 bronchodilator and an inhaled steroid for asthma, 3 non-steroidal inhaled controller drugs for asthma, 3 intranasal steroids for allergic rhinitis and 4 bronchodilator drugs for COPD. Signature achievements at Novartis included first to market with the development and approval of the first to market inhaled dual combination medicine in COPD (Ultibro) and the first to market triple combination medicine in asthma (Enerzair). With reimagining medicine as a core driver, these treatments changed the practice of medicine and were incorporated in global treatment guidelines for COPD and asthma. Recipient of numerous corporate awards including the highest scientific award of Distinguished Scientist 2016 for pioneering work in COPD. Published over 400 primary manuscripts and abstracts, including the landmark study FLAME in NEJM.

Francisco Silva joined BRT (BioRestorative Therapies, Inc.) in April 2011 and is Vice President of Research and Development. Mr. Silva is responsible for all laboratory operations and is involved in the development and growth of our stem cell programs. Mr. Silva previously served as Chief Executive Officer of two companies engaged in the commercialization of human-based biologics for both research and therapeutic applications.

From 2003 to 2007, Mr. Silva was Vice President of Research and Development for PrimeGen Biotech LLC, a company engaged in the development of cell-based platforms. He was responsible for the development of experimental designs that focused on germ line reprogramming stem cell platforms. Mr. Silva has taught courses in biology, anatomy and advanced tissue culture at California State Polytechnic University. He has obtained a number of patents relating to stem cells and has had numerous articles published with regard to stem cell research.

Mr. Silva graduated from California State Polytechnic University with a degree in Biology. He also obtained a Graduate Presidential Fellowship and MBRS Fellowship from California State Polytechnic University.

Dr. Boris Reznik is the Chairman of Venvalo Group, a venture value optimization firm. During his career, Dr. Reznik founded and built technology companies into market leaders and successfully dealt with both Fortune 500 and emerging companies as clients and partners. He has been a lead or co-investor in startups and mid-market firms and has participated in M&A transactions ranging from Millions to Billions. Dr. Reznik has a depth of experience in processes and systems and a unique perspective in the drug and device development world. As the Chairman of BioRASI, a global CRO, he led development of novel therapeutics, from filing INDs to getting approved NDAs, for companies ranging from startups to Big Pharma.

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

Dr. Glassman is a Diplomate of the Academy of Dental Sleep Medicine. He is on the staff at the Sacred Heart Hospital Sleep Disorder Center, as well as serving as the Chief Dental Consultant to three other sleep centers in the Lehigh Valley. A popular and dynamic speaker, Dr. Glassman lectures internationally, as well as throughout the United States. In addition to his extensive schedule which includes guest lecture appearances and in-depth courses on joint dysfunction, chronic pain, headache, sleep disorders, and migraine headache, Dr. Glassman is a frequent speaker at major chronic pain and joint dysfunction professional conferences. A graduate of the University of Pittsburgh: Bachelor of Science 1969, Pittsburgh, Pennsylvania University of Pittsburgh School of Dental Medicine; D.M.D. 1973, Pittsburgh Pennsylvania Post Graduate Hours in Craniomandibular Dysfunction and Sleep Disorders: Over 2500

J. Christopher Mizer founded Vivaris in June of 1998. Vivaris (formerly Lake Erie Capital) invests in and acquires middle-market businesses in a broad range of industries that are leaders in their market niches. Mr. Mizer serves as the chairman of each of the portfolio companies and guides key strategic decisions and their execution. He also serves as the operating president on an interim basis when companies are going through periods of ownership succession and new management team members are being assembled.

Mr. Mizer is a former Vice President and Officer of the investment banking division of Key Capital Markets, where he focused on merger, acquisition, and financing projects for Fortune 500 clients, private companies, and successful entrepreneurs. Prior to joining Key Corp., he was Consultant in the Capital Markets practice with Ernst & Young. He began his career as a Research Assistant with The Center for Economic Issues, a think-tank focused on economic development. He earned the B.S. (biology, applied math), B.A. (economics), M.S. degrees (biology – neurogenetics), and MBA (finance, accounting) degrees from Case Western Reserve University. Mr. Mizer has taught business strategy, finance and entrepreneurship at the graduate level at Case Western Reserve University, John Carroll University, and the University of California, San Diego and at the undergraduate at San Diego State University.

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

Summary Compensation Table

The following table summarizes the compensation paid, with respect to years ended December 31, 2022 and 2021 for services rendered to us in all capacities, to each person who served as an executive officer of the Company.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Timothy G. Dixon	2022	240,000	-	140,800	-	-	-	380,800
President, CEO and CFO	2021	227,000	-	367,600	-	-	-	594,600

Dr. James Veltmeyer	2022	-	-	25,100	-	-	-	25,100
Chief Medical Officer	2021	-	-	32,000	-	-	-	32,000

Feng Lin	2022	-	-	25,100	-	-	-	25,100
Chief Scientific Officer	2021	-	-	32,000	-	-	-	32,000

Famela Ramos	2022	-	-	25,100	-	-	-	25,100
Vice President	2021	-	-	79,300	-	-	-	79,300

(1)	$120,000 was accrued and $67,400 paid with stock as of December 31, 2022

(2)	$120,000 was accrued and paid with stock as of December 31, 2021

Outstanding Equity Awards

None

Employment Agreements

We do not have any employment agreements as of December 31, 2022.

Director Compensation

When our employees serve on our Board of Directors, we do not give them any additional compensation in respect of such Board service. Directors currently serve without compensation.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2022, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. As of December 31, 2022, a total of 2,617,390,830 shares of our common stock were outstanding.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Timothy G. Dixon (1)	280,811,471	10.73%
Thomas E. Ichim (2)	114,000,000	4.35%
Feng Lin	50,000,000	1.91%
Famela Ramos	4,000,000	0.15%
All directors and executive officers as a group (2 persons) (1)(2)	448,811,471	17.15%

1)	Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares. The persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors currently consists of two directors, one of whom is an officer of the Company. As of December 31, 2022 we disclose that we had no independent directors.

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

Audit Fees

The aggregate fees billed to us by our principal accountants, Fruci & Associates II, PLLC for auditing and accounting services for fiscal year 2022 was $66,100 (inclusive of the review of the quarterly reports on Form 10-Q) and for year 2021 was $61,600.

Audit-Related Fees, Tax Fees and All Other Fees

There were no fees billed to us by our principal accountant for fiscal year 2022 and 2021 for assurance and related services (audit-related fees), tax services or other products and services.

Audit Committee Matters

We do not have an audit committee. The executive officers and BOD perform the role of the audit committee. The executive officers and BOD review and approve the audit. The audit fees were 100% and the audit related fees were 0% of the total fees and were approved by the executive officers and BOD.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) The following documents have been filed as a part of this Annual Report on Form 10-K

1.	Financial Statements

2.	Financial Statement Schedules.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer and President

Date:	March 29, 2023

By:	/s/ Thomas E. Ichim
Thomas E. Ichim
Director

Date:	March 29. 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Therapeutic Solutions International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Therapeutic Solutions International, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Fruci & Associates II, PLLC
We have served as the Company’s auditor since 2019.

Spokane, Washington
March 29, 2023

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$18,040	$94,036
Restricted cash	11,003	10,223
Accounts receivable	25,398	16,613
Inventory	42,428	39,817
Prepaid expenses and other current assets	212,352	959,307
Total current assets	309,221	1,119,996

Property and equipment, net	273,078	284,024
Right-of-use asset	8,612	34,184
Other assets	3,014,620	277,571

Total assets	$3,605,531	$1,715,775

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$401,992	$394,035
Accounts payable-related parties	7209	9,791
Accrued expenses and other current liabilities	531,783	487,208
Lease liability	8,612	25,374
Notes payable, current portion	4,638	4,071
Convertible notes payable, net of discount of $175,063 and $225,800, at December 31, 2022 and 2021, respectively	65,187	79,200
Notes payable-related parties, net	988,672	965,211
Derivative liabilities	202,144	531,525
Total current liabilities	2,210,237	2,496,415

LONG TERM LIABILITIES
Notes payable, net of current portion	10,507	15,532
Lease liability, net of current portion	-	8,810
TOTAL LIABILITIES	2,220,744	2,520,757

Commitments and contingencies	-	-

Shareholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 2 shares and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Common stock, $0.001 par value; 3,500,000,000 shares authorized; 2,617,390,830 and 2,311,123,860 shares issued and outstanding at December 31, 2022 and 2021, respectively.	2,617,392	2,311,125
Additional paid-in capital	16,334,129	10,899,139
Shares to be issued	126,324	-
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(17,672,058)	(13,994,246)
Total shareholders’ equity (deficit)	1,384,787	(804,982)

Total liabilities and shareholders’ equity (deficit)	$3,605,531	$1,715,775

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Net sales	$206,767	$145,956
Cost of goods sold	79,440	42,544

Gross profit	127,327	103,412

Operating expenses:
General and administrative	491,928	138,710
Salaries, wages, and related costs	444,865	436,555
Consulting fees	432,033	264,540
Legal and professional fees	397,302	773,203
Research and development	1,441,128	794,750
Total operating expenses	3,207,256	2,407,758

Loss from operations	(3,079,929)	(2,304,346)

Other income (expense):
Loss on derivative liabilities	(131,475)	(539,006)
Change in fair value of derivative liabilities	291,123	494,501
Interest expense	(646,089)	(611,794)
Other expense	(110,642)	-
Total other income (expense)	(597,083)	(656,299)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,677,012)	(2,960,645)

Provision for income taxes	800	800

Net loss	$(3,677,812)	$(2,961,445)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	2,528,062,958	2,263,126,970

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statement of Changes in Sharehold’rs’ Deficit

For the Years Ended December 31, 2022 and 2021

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit
December 31, 2020	-	$-	2,233,741,391	$2,233,742	$7,041,960	$-	$(21,000)	$(11,032,801)	$(1,778,099)

Common stock issued for services	-	-	21,000,000	21,000	837,900	-	-	-	858,900
Common stock issued for prepaid fees	-	-	20,000,000	20,000	1,452,450	-	-	-	1,472,450
Common stock issued for salaries	-	-	8,341,723	8,342	231,457	-	-	-	239,799
Common stock issued for cash	-	-	4,850,075	4,850	280,649	-	-	-	285,499
Common stock issued for land development	-	-	1,500,000	1,500	57,400	-	-	-	58,900
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	21,690,671	21,691	508,044	-	-	-	529,735
Relief of derivative liabilities	-	-	-	-	489,279	-	-	-	489,279
Net loss	-	-	-	-	-	-	-	(2,961,445)	(2,961,445)
December 31, 2021	-	$-	2,311,123,860	$2,311,125	$10,899,139	$-	$(21,000)	$(13,994,246)	$(804,982)

Common stock issued for services	-	-	32,412,577	32,413	557,107	102,000	-	-	691,520
Common stock issued for prepaid fees	-	-	11,000,000	11,000	231,320	-	-	-	242,320
Common stock issued for salaries	-	-	4,812,259	4,812	62,587	-	-	-	67,399
Common stock issued for cash	-	-	44,500,000	44,500	400,500	-	-	-	445,000
Common stock issued for license	-	-	149,402,390	149,402	2,958,168	-	-	-	3,107,570
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	64,139,744	64,140	1,225,308	24,324	-	-	1,313,772
Issuance of preferred stock	2	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(3,677,812)	(3,677,812)
December 31, 2022	2	$-	2,617,390,830	$2,617,392	$16,334,129	$126,324	$(21,000)	$(17,672,058)	$1,384,787

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Cash flows from operating activities
Net loss	$(3,677,812)	$(2,961,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	380,820	397,750
Stock-based compensation to related parties	310,700	461,150
Loss on derivative liabilities	131,475	539,006
Change in fair value of derivative liabilities	(291,123)	(494,501)
Amortization of prepaid stock-based compensation	951,748	480,135
Amortization of debt discount	593,463	541,612
Patent amortization	233,685	11,295
Depreciation	10,946	6,772
Changes in operating assets and liabilities:
Accounts receivable	(8,785)	(14,172)
Inventory	(2,611)	(34,418)
Prepaid expenses and other current assets	174,364	64,777
Right-of-use asset	25,572	24,792
Accounts payable	15,166	91,557
Accounts payable - related parties	(9,791)	2,581
Accrued expenses and other current liabilities	169,451	188,979
Lease liability	(25,572)	(24,792)
Net cash used in operating activities	(1,018,304)	(718,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(260,565)
Deposits	-	4,015
Net cash used in investing activities	-	(256,550)

Cash flows from financing activities
Payments on notes payable to related party	(2,453)	(4,799)
Proceeds from convertible notes payable	505,000	538,750
Payments on notes payable	(4,459)	(2,068)
Proceeds from sale of common stock	445,000	285,499
Net cash provided by financing activities	943,088	817,382

Net increase (decrease) in cash, cash equivalents and restricted cash	(75,216)	(158,090)
Cash, cash equivalents and restricted cash at beginning of period	104,259	262,349
Cash, cash equivalents and restricted cash at end of period	$29,043	$104,259

Supplemental cash flow information:
Cash paid for interest	$3,173	$3,312
Cash paid for income taxes	$800	$800

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$39,000	$33,500
Debt discount recorded in connection with derivative liability	$503,726	$538,750
Common stock issued in conversion of convertible notes payable and interest	$1,313,772	$1,019,014
Property and equipment purchased with note payable	$-	$21,671
Common stock issued for prepaid fees	$242,320	$1,472,450
Common stock issued for accrued salaries	$67,399	$239,799
Accrued interest added to principal	$25,914	$25,912
Common stock issued for license	$3,107,570	$-
Common stock issued for land development	$-	$58,900

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$18,040	$94,036
Restricted cash	11,003	10,223
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$29,043	$104,259

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2022

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2022

Management does not expect existing cash as of December 31, 2022 or as of March 31, 2023 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2022, the Company has incurred losses totaling $17.3 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts, and the Company generally does not require collateral. As a general policy, the Company determines an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

The Company recorded an allowance for doubtful accounts of $6,807 as of both December 31, 2022 and 2021, respectively.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2022

Note 2 – Basis of presentation and significant accounting policies (Continued)

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

Shipping. Shipping Time –Most orders will ship the next business day, provided the product ordered is in stock. Orders are not processed or shipped on Saturday or Sunday, except by prior arrangement. We cannot guarantee when an order will arrive. Consider any shipping or transit time offered to you by this site or other parties only as an estimate. We encourage you to order in a timely fashion to avoid delays caused by shipping or product availability. Shipping for Amazon and Walmart are shipped to the fullfillment centers based on inventory amounts. Orders are shipped to customers by the companies as ordered on their websites.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2022 and 2021, the Company had $0 in excess of the FDIC insured limit.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2022

Note 2 – Basis of presentation and significant accounting policies (Continued)

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

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $202,144 and $531,525 at December 31, 2022 and 2021, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2021 and 2020, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the years ended December 31, 2022 and 2021:

Balance, December 31, 2020	$437,549

Issuance of new derivative liabilities	1,077,756
Conversions	(489,279)
Change in fair market value of derivative liabilities	(494,501)

Balance, December 31, 2021	531,525

Issuance of new derivative liabilities	674,971
Conversions	(713,229)
Change in fair market value of derivative liabilities	(291,123)
Balance, December 31, 2022	$202,144

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2022

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

As of December 31, 2022 and 2021, a total of 267,136,056 and 95,273,690, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement. Depreciation expense for the years ended December 31, 2022 and 2021 was $10,946 and $6,772, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the years ended December 31, 2022 and 2021 was $233,685 and $11,295, respectively.

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

Shipping and Handling

The Company recognizes shipping and handling billed to customers as a component of net revenues, and the cost of shipping and handling within general administrative expenses.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2022 and 2021 were $4,132 and $0, respectively.

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $1,441,128 and $794,750 for the years ended December 31, 2022 and 2021, respectively.

Income Taxes

The Company accounts for income taxes under ASC 7”0 “Income Tax”s,” which codified SFAS 10”, “Accounting for Income Ta”es” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2022

Note 2 – Basis of presentation and significant accounting policies (Continued)

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

Leases

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 became effective for the Company in the first quarter of 2019 and was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $8,612 as of December 31, 2022.

Note 3 – Restricted cash

Included in current assets is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2023, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2022	December 31, 2021

Prepaid consulting	$148,550	$930,893
Insurance	1,141	987
Prepaid costs	62,661	27,427
Total	$212,352	$959,307

Note 5 – Fixed assets

Fixed assets consist of the following:

	December 31, 2022	December 31, 2021

Land	$235,223	$235,223
Vehicles	50,514	50,514
Computer hardware	6,135	5,935
Office furniture and equipment	7,912	7,912
Shipping and other equipment	1,575	1,575
Total	301,359	301,159
Accumulated depreciation	(28,281)	(17,135)
Property and equipment, net	$273,078	$284,024

Depreciation expense was $10,946 and $6,772 for the years ended December 31, 2022 and 2021, respectively.

Note 6 – Other assets

Other assets consist of the following:

	December 31, 2022	December 31, 2021

Prepaid consulting	$7,537	$108,673
Deposit	4,123	39,823
Licenses, net	3,002,960	129,075
Total	$3,014,620	$277,571

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2022

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	December 31, 2022	December 31, 2021

Licenses	$3,261,122	$153,552
Accumulated amortization	(258,162)	(24,477)
Licenses, net	$3,002,960	$129,075

Amortization expense for the years ended December 31, 2022 and 2021 was $233,685 and $24,477, respectively.

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

On February 9, 2021, the Company issued a Convertible Promissory Note (CPN) to JadiCell LLC that was never fully executed while the parties worked to finalize the agreement that resulted in an Exclusive Patent License Agreement (EPLA) being executed on September 15, 2021. Finally, a Settlement Agreement was entered into on February 23, 2022. On February 23, 2022, we issued 149,402,390 shares of common stock, valued at $0.0208 per share, for the EPLA, with a final value of the license being recorded at $3,107,570. The Patent expires December 31, 2032. The Exclusive Patent License to the Jadi Cell is for use under the designated areas of all applicable Lung Pathology. The Jadi Cell is an cGMP grade and Research grade manufactured allogenic mesenchymal stem cells derived from US Patent No.: 9,803,176 B2 and will be amortized over the 10 year life of the Patent. As of March 25, 2022, we entered into a asset transfer and license agreement, which will be amortized over the life of the agreement. The agreement is until March 24, 2027. The Company has made an initial payment of $200,000. Within six months, the Company will make a second payment of $1.8 million. The agreement is in default and the initial paymentof $200,000 was expensed to research & development.

Note 7 – Convertible notes payable

At various times during the year ended December 31, 2022, the Company entered into convertible promissory notes with principal amounts totaling $544,000 with third parties for which the proceeds were used for operations. The Company received net proceeds of $505,000, and a $39,000 original issuance discount was recorded. The convertible promissory notes incur interest at a rate of 10% per annum and mature on dates ranging from January 1, 2023 to December 5, 2023. The convertible promissory notes are convertible to shares of the Company’s common stock 180 days after issuance. The conversion price per share is equal to a percentage of 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable con’ersion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at December 31, 2022 a total of 267,136,056 common shares in connection with these promissory notes.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2022

Note 7 – Convertible notes payable (continued)

At various times during the year ended December 31, 2021, the Company entered into convertible promissory notes with principal amounts totaling $572,250 with third parties for which the proceeds were used for operations. The Company received net proceeds of $538,750, and a $33,500 original issuance discount was recorded. The convertible promissory notes incur interest at rates ranging from 10% to 12% per annum and mature on dates ranging from January 25, 2022 to December 15, 2022. The convertible promissory notes are convertible to shares of the Company’s common stock 180 days after issuance. The conversion price per share is equal to apercentage ranging from 61% to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at December 31, 2021 total of 95,273,690 common shares in connection with these promissory notes.

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

For the notes issued during the year ended December 31, 2022, the Company valued the conversion features on the date of issuance resulting in initial liabilities totaling $674,971. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $171,245 was recorded during the year ended December 31, 2022. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0058 to $0.0143, the closing stock price of the Company’s common stock on the dates of valuation ranging from $0.008 to $0.0272, an expected dividend yield of 0%, expected volatilities ranging from 148%-216%, risk-free interest rate ranging from 0.48% to 4.77%, and an expected term of one year.

During the year ended December 31, 2022, convertible notes principal plus their accrued interest totaling $774,176 were converted into 68,193,798 shares of common stock, of which 4,054,054 are yet to be issued as of December 31, 2022. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the fair value of the shares of common stock issued in excess or deficit of the pro-rata portion of the derivative liability as compared to the portio of the convertible note converted was recorded as a loss or gain on derivative liabilities. During the year ended December 31, 2022, the Company recorded $39,770 to gain on derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0038 to $0.016, the closing stock price of the Company’s common stock on the dates of valuation ranging from $0.006 to $0.026, an expected dividend yield of 0%, expected volatility ranging from 63% to 191%, risk-free interest rates ranging from 0.51% to 4.74%, and expected terms ranging from 0.44 to 0.50 years.

On December 31, 2022, the derivative liabilities on the remaining convertible notes were revalued at $202,144 resulting in a gain of $291,123 for the year ended December 31, 2022 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.0038, the closing stock price of the Company’s common stock on the date of valuation of $0.006, an expected dividend yield of 0%, expected volatility ranging from 96% to 120%, risk-free interest rate of 4.71%, and an expected term ranging from 0.49 to 0.93 years.

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

December 31, 2022

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

The Company amortizes the discounts over the term of the convertible promissory notes using the straight line method which is similar to the effective interest method. During the years ended December 31, 2022 and 2021, the Company amortized $593,463 and $541,612 to interest expense, respectively. As of December 31, 2022, discounts of $175,063 remained for which will be amortized through December 2023.

Note 8 – Notes payable-related parties

Notes payable-related parties consist of:

	December 31, 2022	December 31, 2021

Note payable – Scientific Advisory Board Member, unsecured, including interest at 10% per annum, with a maturity date of December 31, 2019	$-	$2,356

One notes payable – Chief Executive Officer, unsecured, including interest at 8% and 10% per annum, respectively, with maturity date of December 31, 2019	29,090	27,577

One note payable – Chief Executive Officer, unsecured, no interest, paid from a % of revenues	534,448	534,544

Note payable – Chief Financial Officer, unsecured, including interest at 8% per annum, with a maturity date of December 31, 2019	124,800	118,400

Three notes payable – Business Advisory Board Member, unsecured, including interest at 8% and 10% per annum, convertible into common stock at $0.005 and $0.004, respectively, with maturity date of April 20, 2019	30,334	282,334
	988,672	965,211

	$988,672	$965,211

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2022

Note 9 – Related party transactions

As of December 31, 2019 and 2018, the Company had accrued officers’ salary of $439,534 and $663,100, respectively. One of the officers settled with the company for a note payable that is unsecured on November 8, 2019 and doesn’t accrue interest and will be paid as 0.5% of revenues. This decreased accrued officers’ salary. The note is still outstanding as of December 31, 2022 and 2021. Payments for the years ended December 31, 2022 and 2021 was $97 and $101, respectively.

In 2021, we issued 7,544,848 shares of common stock for $239,800 of accrued salaries to one officer of the Company under a Restricted Stock Award.

On June 18, 2021, we issued 2,000,000 shares of common stock, to one officer and one director of the Company under a Restricted Stock Award for $94,600.

On November 30, 2021, we issued 7,000,000 shares of common stock to four officers and one director under a Restricted Stock Award for $224,000.

In 2022, we issued 4,812,259 shares of common stock for $67,399 of accrued salaries to one officer of the Company under a Restricted Stock Award.

On April 5, 2022, we issued 7,000,000 shares of common stock, to four officers and one director of the Company under a Restricted Stock Award for $175,700.

On September 8, 2022, we issued 4,000,000 shares of common stock to one officer and one director under a Restricted Stock Award for $46,400.

On November 2, 2022, we issued 3,000,000 shares of common stock to one director under a Restricted Stock Award for $29,700.

On December 30, 2022, we committed to issue 14,000,000 shares of common stock, to four officers and one director of the Company under a Restricted Stock Award for $84,000, which were subsequently issued on January 3, 2023.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2022

Note 10 – Income taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 30%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2022	December 31, 2021

Expected income tax at statutory rate	$(709,666)	$(621,735)
State tax	(101,347)	168
Permanent differences	405,376	404,872
Other	-	(71,992)
Change in valuation allowance	406,437	289,487
Provision for income taxes	$800	$800

The significant components of deferred income tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021

Net operating loss carry-forward	$2,364,249	$1,957,812
Valuation allowance	(2,364,249)	(1,957,812)
Net deferred tax asset	$-	$-

The Company has Federal net operating loss carryforwards of approximately $9.4 million and $7.5 million as of December 31, 2022 and 2021, respectively. The Company has state net operating loss carryforwards of approximately $7.4 million and $5.5 million as of December 31, 2022 and 2021, respectively. The net operating loss carryforwards are available to offset taxable income in future years, of which approximately $5 million expires beginning in fiscal 2032. Net operating loss carrforwards incurred after 2018 are carried on indefinitely.

As of and for the years ended December 31, 2022 and 2021, management does not believe the Company has any uncertain tax positions. Accordingly, there are no recognized tax benefits at December 31, 2022 and 2021.

The Company is subject to tax in the United States and files tax returns in the U.S. Federal jurisdiction and California state jurisdiction. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities starting in 2019. The Company currently is not under examination by any tax authority.

Note 11 – Equity

Our authorized capital stock consists of an aggregate of 3,505,000,000 shares, comprised of 3,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of December 31, 2022, we have 2,617,390,830 shares of common stock and 2 preferred shares issued and outstanding.

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

December 31, 2022

Note 11 – Equity (continued)

In 2022, we issued 44,500,000 shares of common stock for an investment in the Company’s Private Placement of $445,000.

In 2022, we issued 32,412,577 shares of common stock, valued at $691,520 for consulting services.

In 2022, we committed to issue 3,000,000 shares of common stock, valued at $18,000 for consulting services, which were issued on January 3, 2023.

In 2022, we issued 4,812,259 shares of common stock, valued at $67,399 for salaries.

In 2022, we issued 149,402,390 shares of common stock, valued at $3,107,570 for a license.

In 2022, we issued 11,000,000 shares of common stock, valued at $242,320 for prepaid fees.

In 2022, we issued 64,139,744 shares of common stock for the conversion of convertible notes of $1,313,772.

In 2022, we committed to issue 4,054,054 shares of common stock for the conversion of convertible notes of $15,000, which were issued on January 3, 2023.

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

During the year ended December 31, 2022 and 2021, the Company incurred rent expense of $25,044 and $22,768.

The lease will expire in 2023. The weighted average discount rate used for this lease is 5% (average borrowing rate of the Company). Maturities of Leases were:

Future minimum lease payments as of December 31, 2022 are as follows:

For the year ending December 31,

2023	$8,612

Effective November 8, 2019, the Company entered into a royalty agreement with one of the officers, refer to Note 9.

Note 14 – Subsequent events

On January 3, 2023, we issued 4,054,054 shares of common stock for the partial conversion of $15,000 for convertible note dated June 27, 2022.

On January 3, 2023, we issued 17,000,000 shares of common stock, valued at $0.006 per share, for consulting services.

On January 4, 2023, we issued 10,052,083 shares of common stock for the complete conversion of $36,188 for convertible note dated June 27, 2022.

On January 9, 2023, we issued 4,081,632 shares of common stock for $20,000 of accrued salaries.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Notes to Financial Statements

December 31, 2022

Note 14 – Subsequent events (continued)

On January 9, 2023, we issued 4,000,000 shares of common stock, valued at $0.049 per share, for consulting services.

On February 6, 2023, we issued 6,060,606 shares of common stock for the partial conversion of $20,000 for convertible note dated August 2, 2022.

On February 7, 2023, we issued 11,386,719 shares of common stock for the complete conversion of $36,438 for convertible note dated August 2, 2022.

On February 21, 2023, we issued 60,224,825 shares of common stock, valued at $0.00216 per share, for an investment in the Company’s Private Placement.

On or about March 21, 2023, the Board of Directors of Therapeutic Solutions International, Inc. (“TSOI”), by unanimous approval, and with the unanimous approval of the Preferred A Stock holders representing at least 51% of all shareholders with the right to vote, pursuant to Nevada Revised Statutes Section NRS 78.215, has approved a one-time dividend, to be awarded to stockholders of TSOI in subsidiary Campbell Neurosciences, Inc., a Delaware corporation (“CNSI”). To receive the dividend by future election you must hold TSOI common at the market close of April 7, 2023. The dividend rate of conversion shall be for every share of TSOI common you will receive 0.0034 shares of CNSI.

TSOI, which owns 15,660,000 (31%) of the shares of CNSI common stock, would like to issue a dividend consisting of 10,000,000 shares of its holdings in CNSI to TSOI shareholders at a ratio of 0.00365 shares of CNSI stock for each one (1) share owned in TSOI stock as of April 7, 2023 (“Dividend Offer”) on April 8, 2023 (“Dividend Offer Date”). The Dividend Offer will remain open for Ninety (90) days from the Dividend Offer Date.

A letter will be mailed to every shareholder of record details of how to accept the Dividend Offer and a fully pre-paid return acceptance letter containing the necessary information for issuance. In addition, a Shareholder’s Rights Agreement will be enclosed, an executed copy to be returned with acceptance.

Required forms and documents shall be filed with FINRA describing the identity of the parties and the Dividend Offer timely.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2022 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

