Form 10-Q
period 2023-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2023-05-16
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

As of May 15, 2023, 3,021,589,908 shares of the registrant’s common stock, par value of $0.001 per shares, were outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	Need for additional capital;

●	Limited operating history in our new business model;

●	Limited experience introducing new products;

●	Our ability to successfully expand our operations and manage our future growth;

●	Difficulty in managing our growth and expansion;

●	Dilutive effects of any raising of additional capital;

●	The deterioration of global economic conditions and the decline of consumer confidence and spending;

●	Material weaknesses reported in our internal control over financial reporting;

●	Our ability to protect intellectual property rights and the value of our products;

●	The potential for product liability claims against us;

●	Our dependence on third party manufacturers to manufacture our products;

●	Our common stock is currently classified as a penny stock;

●	Our stock price may experience future volatility;

●	The illiquidity of our common stock; and

●	Substantial sales of shares of our common stock.

●	Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

2

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

		PAGE
	PART 1. Financial Information

Item 1.	Financial Statements (Unaudited)	F-1

	Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (Audited)	F-1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022	F-2

	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the Period from January 1, 2023 to March 31, 2023 and January 1, 2022 to March 31, 2022	F-3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022	F-4

	Notes to Condensed Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Item 4. Controls and Procedures	24

	PART II. Other Information
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
	Signatures	27

3

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,531	$18,040
Restricted cash	11,003	11,003
Accounts receivable	17,726	25,398
Inventory	35,685	42,428
Prepaid expenses and other current assets	117,506	212,352
Total current assets	200,451	309,221

Property and equipment, net	270,358	273,078
Right-of-use asset	144,226	8,612
Other assets	2,934,774	3,014,620

Total assets	$3,549,809	$3,605,531

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$391,712	$401,992
Accounts payable-related parties	7,217	7,209
Accrued expenses and other current liabilities	544,913	531,783
Lease liability	24,119	8,612
Notes payable, current portion	4,638	4,638
Convertible notes payable, net of discount of $146,464 and $175,063, at March 31, 2023 and December 31, 2022, respectively	60,536	65,187
Notes payable-related parties, net	995,143	988,672
Derivative liabilities	227,077	202,144
Total current liabilities	2,255,355	2,210,237

LONG TERM LIABILITIES
Notes payable, net of current portion	9,296	10,507
Lease liability, net of current portion	120,107	-
TOTAL LIABILITIES	2,384,758	2,220,744

Commitments and contingencies	-	-

Shareholders' Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 2 shares and 2 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value; 4,500,000,000 shares authorized; 2,748,956,631 and 2,617,390,830 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	2,748,958	2,617,392
Additional paid-in capital	16,677,708	16,334,129
Shares to be issued	9,324	126,324
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(18,249,939)	(17,672,058)
Total shareholders' equity (deficit)	1,165,051	1,384,787

Total liabilities and shareholders' equity (deficit)	$3,549,809	$3,605,531

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Net sales	$23,123	$84,898
Cost of goods sold	8,466	15,938

Gross profit	14,657	68,960

Operating expenses:
General and administrative	119,401	40,007
Salaries, wages, and related costs	110,525	114,285
Consulting fees	69,284	87,116
Legal and professional fees	92,587	50,092
Research and development	52,727	304,159
Total operating expenses	444,524	595,659

Loss from operations	(429,867)	(526,699)

Other income (expense):
Loss on derivative liabilities	18,134	(66,532)
Change in fair value of derivative liabilities	(44,336)	142,306
Interest expense	(121,812)	(149,998)
Total other income (expense)	(148,014)	(74,224)

LOSS BEFORE PROVISION FOR INCOME TAXES	(577,881)	(600,923)

Provision for income taxes	-	-

Net loss	$(577,881)	$(600,923)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	2,692,056,744	2,393,701,868

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit
December 31, 2021	-	$-	2,311,123,860	$2,311,125	$10,899,139	$-	$(21,000)	$(13,994,246)	$(804,982)

Common stock issued for salaries	-	-	1,034,482	1,034	28,965	-	-	-	29,999
Common stock issued for cash	-	-	44,500,000	44,500	400,500	-	(100,000)	-	345,000
Common stock issued for license	-	-	149,402,390	149,402	2,958,168	-	-	-	3,107,570
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	-	-	8,937,448	8,937	219,428	-	-	-	228,365
Net loss	-	-	-	-	-	-	-	(600,923)	(600,923)

March 31, 2022	-	$-	2,514,998,180	$2,514,998	$14,506,200	$-	$(121,000)	$(14,595,169)	$2,305,029

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Equity
December 31, 2022	2	$-	2,617,390,830	$2,617,392	$16,334,129	$126,324	$(21,000)	$(17,672,058)	$1,384,787

Common stock issued for services	-	-	21,000,000	21,000	100,600	(102,000)	-	-	19,600
Common stock issued for salaries	-	-	4,081,632	4,082	15,918	-	-	-	20,000
Common stock issued for cash	-	-	60,224,825	60,225	69,861	-	-	-	130,086
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	46,259,344	46,259	157,200	(15,000)	-	-	188,459
Net loss	-	-	-	-	-	-	-	(577,881)	(577,881)

March 31, 2023	2	$-	2,748,956,631	$2,748,958	$16,677,708	$9,324	$(21,000)	$(18,249,939)	$1,165,051

 See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Cash flows from operating activities
Net loss	$(577,881)	$(600,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to related parties	19,600	-
Loss on derivative liabilities	(18,134)	66,532
Change in fair value of derivative liabilities	44,336	(142,306)
Amortization of prepaid stock-based compensation	60,943	303,056
Amortization of debt discount	106,664	134,031
Patent amortization	74,194	5,693
Depreciation	2,720	1,163
Changes in operating assets and liabilities:
Accounts receivable	7,672	(19,721)
Inventory	6,743	383
Prepaid expenses and other current assets	37,605	17,021
Right-of-use asset	10,630	6,261
Accounts payable	(10,283)	(21,586)
Accounts payable - related parties	8	(2,451)
Accrued expenses and other current liabilities	44,735	44,243
Lease liability	(10,630)	(6,261)
Net cash used in operating activities	(201,078)	(214,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license	-	(200,000)
Issuance of note receivable	1,951	-
Net cash used in investing activities	1,951	(200,000)

Cash flows from financing activities
Payments on notes payable to related party	(8)	(2,404)
Proceeds from convertible notes payable	70,750	145,000
Payments on notes payable	(1,210)	(1,077)
Proceeds from sale of common stock	130,086	345,000
Net cash provided by financing activities	199,618	486,519

Net increase (decrease) in cash, cash equivalents and restricted cash	491	71,654
Cash, cash equivalents and restricted cash at beginning of period	29,043	104,259
Cash, cash equivalents and restricted cash at end of period	$29,534	$175,913

Supplemental cash flow information:
Cash paid for interest	$663	$710
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$8,500	$11,250
Debt discount recorded in connection with derivative liability	$69,565	$145,000
Common stock issued in conversion of convertible notes payable and interest	$188,459	$228,365
Common stock issued for accrued salaries	$20,000	$29,999
Accrued interest added to principal	$6,479	$6,478
Common stock issued for license	$146,244	$3,107,570
Common stock issued for subscription receivable	$-	$100,000
Right of use asset and lease liability	$146,244	$-

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$18,531	$165,690
Restricted cash	11,003	10,223
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$29,534	$175,913

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Note 1 – Organization and Business Description

Therapeutic Solutions International, Inc. (“TSI” or the “Company”) was organized August 6, 2007, under the name Friendly Auto Dealers, Inc., under the laws of the State of Nevada. In the first quarter of 2011 the Company changed its name from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc., and acquired Splint Decisions, Inc., a California corporation.

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

Most recently the Company announced filing of a patent application covering the use stem cell derived exosomes for treatment of aortic aneurysms.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Management does not expect existing cash as of March 31, 2023, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumed the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2023, the Company has incurred losses totaling $18.2 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

March 31, 2023

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2023 and December 31, 2022, the Company had $0 and $0 in excess of the FDIC insured limit.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $227,077 and $202,144 at March 31, 2023 and December 31, 2022, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2023 and December 31, 2022, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the three months ended March 31, 2023:

Balance, December 31, 2022	$202,144
Issuance of new derivative liabilities	77,856
Conversions	(97,259)
Change in fair market value of derivative liabilities	44,336
Balance, March 31, 2023	$227,077

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

As of March 31, 2023 and 2022, a total of 372,997,016 and 134,887,029, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement. Depreciation expense for the three months ended March 31, 2023 and 2022 was $2,720 and $1,163, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the three months ended March 31, 2023 and 2022 was $74,194 and $5,693, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $52,727 and $304,159 for the three months ended March 31, 2023 and 2022, respectively.

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

Leases

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 became effective for the Company in the first quarter of 2019 and was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $144,226 as of March 31, 2023.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Note 3 – Restricted cash

Included in current assets is a $10,000 certificate of deposit with an annual interest rate of 0.6%. This certificate matures on June 17, 2023, and is used as collateral for a Company credit card, pursuant to a security agreement dated June 20, 2011.

Note 4 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2023	December 31, 2022

Prepaid consulting	$84,918	$148,550
Insurance	856	1,141
Prepaid costs	31,732	62,661
Total	$117,506	$212,352

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Note 5 – Fixed assets

Fixed assets consist of the following:

	March 31, 2023	December 31, 2022

Land	$235,223	$235,223
Vehicles	50,514	50,514
Computer hardware	6,135	6,135
Office furniture and equipment	7,912	7,912
Shipping and other equipment	1,575	1,575
Total	301,359	301,359
Accumulated depreciation	(31,001)	(28,281)
Property and equipment, net	$270,358	$273,078

Depreciation expense was $2,720 and $1,163 for the three months ended March 31, 2023 and 2022, respectively.

Note 6 – Other assets

Other assets consist of the following:

	March 31, 2023	December 31, 2022

Prepaid consulting	$1,884	$7,537
Deposit	4,123	4,123
Licenses, net	2,928,767	3,002,960
Total	$2,934,774	$3,014,620

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

March 31, 2023

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	March 31, 2023	December 31, 2022

Licenses	$3,261,122	$3,261,122
Accumulated amortization	(332,355)	(258,162)
Licenses, net	$2,928,767	$3,002,960

Amortization expense for the three months ended March 31, 2023 and 2022 was $74,194 and $5,693, respectively.

Note 7 - Notes Payable-Related Party

At March 31, 2023 and December 31, 2022, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $995,143 and $988,672, respectively. Interest accrued on these notes during the three months ended March 31, 2023 and 2022 was $12,956 and $12,956, respectively. Of these, $251,000 are convertible into common stock at prices ranging from $0.004 and $0.005.

Note 8 – Convertible Notes Payable

At various times during the three months ended March 31, 2023, the Company entered into convertible promissory notes with principal amounts totaling $79,250 with a third party for which the proceeds were used for operations. The Company received net proceeds of $70,750, and an $8,500 original issuance discount was recorded. The convertible promissory notes incur interest at 10% per annum and mature on dates ranging from September 27, 2023 to February 8, 2024. The convertible promissory notes are convertible to shares of the Company’s common stock 180 days after issuance. The conversion price per share is equal to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at March 31, 2023 a total of 372,997,016 common shares in connection with these promissory notes.

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

For the notes issued during the three months ended March 31, 2023, the Company valued the conversion feature on the date of issuance resulting in an initial liability of $77,856. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $8,291 was recorded during the three months ended March 31, 2023. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0033 to $0.0034, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0049 to $0.006, an expected dividend yield of 0%, expected volatility ranging from 124% to 127%, risk-free interest rate ranging from 4.74% to 4.87%, and an expected term of one year.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

During the three months ended March 31, 2023, convertible notes with principal and accrued interest balances totaling $117,625 were converted into 46,259,344 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the fair value of the shares of common stock issued in excess or deficit of the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was recorded as a loss or gain on derivative liabilities. During the three months ended March 31, 2023, the Company recorded $26,425 to gain on derivative liabilities in connection with these conversions. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0017 to $0.004, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.003 to $0.006, an expected dividend yield of 0%, expected volatility ranging from 110% to 164%, risk-free interest rates ranging from 4.55% to 4.88%, and expected terms of 0.48 to 0.50 years.

On March 31, 2023, the derivative liabilities on the remaining convertible notes were revalued at $227,077 resulting in a gain of $44,336 for the three months ended March 31, 2023 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.0016, the closing stock price of the Company’s common stock on the date of valuation of $0.0027, an expected dividend yield of 0%, expected volatility ranging from 140% to 166%, risk-free interest rate of 4.64%, and an expected term ranging from 0.49 to 0.86 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the three months ended March 31, 2023 and 2022, the Company amortized $106,664 and $134,031 to interest expense, respectively. As of March 31, 2023, discounts of $146,464 remained which will be amortized through February 2024.

Note 9 – Equity

Our authorized capital stock consists of an aggregate of 4,505,000,000 shares, comprised of 4,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of March 31, 2023, we have 2,748,956,631 shares of common stock and 2 shares preferred shares issued and outstanding.

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

In 2023, we issued 60,224,825 shares of common stock for an investment in the Company’s Private Placement of $130,086.

In 2023, we issued 21,000,000 shares of common stock, valued at $141,200 for consulting services.

In 2023, we issued 4,081,632 shares of common stock, valued at $20,000 for salaries.

In 2023, we issued 46,259,344 shares of common stock for the conversion of convertible notes of $203,459.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Note 10 – Subsequent events

On April 3, 2023, we issued 21,308,333 shares of common stock for the complete conversion of $31,962 for convertible note dated September 27, 2022.

On April 6, 2023, we issued 40,959,979 shares of common stock for an investment in the Company’s Private Placement of $75,366.

On April 20, 2023, we issued 25,000,000 shares of common stock, valued at .0024 per share, for consulting services.

 On April 24, 2023, we issued 89,639,965 shares of common stock for an investment in the Company’s Private Placement of $150,595.

On April 28, 2023, we issued 20,000,000 shares of common stock for the partial conversion of $30,000 for convertible note dated October 26, 2022.

On May 3, 2023, we issued 17,975,000 shares of common stock for the complete conversion of $26,963 for convertible note dated October 26, 2022.

On May 10, 2023, we issued 16,500,000 shares of common stock for the complete conversion of $82,500 for convertible note dated November 29, 2016.

On May 10, 2023, we issued 27,500,000 shares of common stock for the complete conversion of $110,000 for convertible note dated April 20, 2017.

On May 3, 2023, we issued 13,750,000 shares of common stock for the complete conversion of $27,500 for convertible note dated May 23, 2019.

In accordance with ASC 855, the Company has analyzed its operations subsequent to November 17, 2022 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Note 11 – Commitments and Contingencies

Effective March 22, 2023, the Company entered into a sixth amendment to a Lease Agreement for property located in Oceanside, CA. The lease consists of approximately 1,700 square feet and the amendment is for a term of 60 months and expires on April 30, 2028. Total rent expense for the three months ended March 31, 2023 and 2022, is $6,261 and $6,261, respectively.

The lease will expire in 2028. The weighted average discount rate used for this lease is 5% (average borrowing rate of the Company).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“statutory safe harbors”) shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the risk factors discussed therein.

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

Investigational Drug Applications:

Treatment of Metastatic Breast Cancer by StemVacs-V Cancer Immunotherapeutic IND transferred to Res Nova Bio, Inc.

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

Patents:

On May 01, 2023, the Company filed a patent application titled “Aneurysm Treatment by Exosomes” which provides means of inhibition and/or treating aneurysms and other degenerated blood vessels through administration of regenerative cell derived exosomes, and/or regenerative cell derived apoptotic bodies. In one particular embodiment vessel regeneration is increased through administration of stem cell exosomes/or stem cell apoptotic bodies. Other embodiments include regeneration of vessels prone to aneurysms, repairing aneurysms of vessels, or acceleration of endothelialization after stent placement. Provided within the invention are methods of rejuvenating properties of said vessels associated with physiological health, examples of which include appropriate production of anti-coagulating/clotting factors, control of angiogenesis, and appropriate revascularization of injured tissue.

On March 13, 2023, the Company filed a patent application titled “Generation and Utility of B Cell Subsets for Treatment of Chronic Obstructive Pulmonary Disease” which disclosed are B cell subsets, generation of B cell subsets and utilization of B cell subsets for treatment of Chronic Obstructive Pulmonary Disease (COPD). In one embodiment B cells possessing a B regulatory phenotype are generated in vivo by administrating of mesenchymal stem cells. In another embodiment B regulatory cells are utilized to treat COPD in an interleukin-35 dependent manner. In another embodiment B regulatory cells possess the marker CD5 and produce interleukin-10.

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

Aneurysm Treatment by Exosomes

On May 1, 2023, the Company announced launching VasoSome Vascular Inc., based on successful treatment of Aortic Aneurysms using patent pending exosome therapy.

At present there is no treatment available for AAA other than open surgical or endovascular repair, both of which carry significant risks. The Company is currently at an early stage of development but seeks to be first-in-man clinical trials.

Abdominal Aortic Aneurysms

An AAA is a localized dilation or “ballooning” of the abdominal aorta. Prevalence approaches 5% in men over 60 years and increases with age. About 7.5% of men over 65 years are affected. Aneurysm disease currently affects about 1.7m individuals in the United States. The prevalence is expected to exceed 3m by 2025 with the “baby boomers” reaching their seventh decade.

The natural history of AAA is progressive growth, leading to rupture and death. The growth rate is about 0.3cm per year and the rate of growth accelerates as the aneurysm gets bigger. Most AAA’s are asymptomatic and remain undetected …. until they rupture.

More than 80% of patients who suffer a ruptured AAA don’t survive long enough to reach a hospital and 50-70% of those who do reach a hospital don’t survive treatment. The likelihood of rupture increases dramatically as the AAA grows. At 5.5cm, the one year incidence of rupture is about 9%, rising to 33% as the aneurysm grows to 7cm. Ruptured AAA’s are a leading cause of death in the USA, and are the 10th leading cause of death for men over 55 years. In the US, 1-2% of all male deaths in the over 65 years cohort are due to AAA. Only 10% of patients with AAA are still alive 8 years after diagnosis compared to 65% of a similar normal population. Those who die lose an average of nine years of life.

Technology

VasoSome’s product VSX-001 is a proprietary nanoparticle derived from specialized stem cells that can be utilized in a “universal donor” manner, meaning it does not have to be matched with the donor. The product possesses numerous properties of stem cells, including inhibition of inflammation, suppression of damage to blood vessels, and ability to regenerate damaged tissue. Advantages of administering VSX-001 compared to stem cells include: a) VSX-001 is substantially smaller in size than stem cells, allowing for superior distribution; b) VSX-001 does not multiply, thus possessing a superior long-term safety profile; and c) VSX-001 can be manufactured more economically as compared to stem cells.

Acute Respiratory Distress Syndrome (ARDS)

On April 20, 2023, the Company filed with the USFDA an Investigational Drug Application (IND) to initiate a Phase III Clinical Trial for Acute Respiratory Distress Syndrome.

ARDS is a condition in which lung injury causes fluid to leak into the spaces between the capillaries and the alveoli. Pressure on the alveoli increases, and eventually fluid accumulates. Fluid in the lungs causes the alveoli to collapse, leading to a series of cascading problems, each further decreasing the lungs’ capacity to move oxygen into the blood, and directly impacting the body’s tissues and organs. ARDS afflicts approximately 190,000 Americans a year1 and is expected to reach a 19.5 billion dollar a year market by 2029.

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

For the three months ended March 31, 2023, and 2022

We had net loss of $577,881 for the three months ended March 31, 2023, compared to a net loss of $600,923 for the three months ended March 31, 2022, a decrease of $23,042. This decrease was mainly due to decreases in consulting and research and development expenses.

Net sales decreased $61,775, from $84,898 to $23,123, for the three months ended March 31, 2022 and 2023, respectively.

Cost of goods sold decreased $7,472 from $15,938 to $8,466, for the three months ended March 31, 2022 and 2023, respectively. These decreases were mainly a result of decreases in net sales for products in 2023.

Operating expenses for the three-month periods ended March 31, 2023 and 2022 were $444,524 and $595,659, a decrease of $151,135. This decrease was mainly due to decreases in consulting and research and development expenses.

General and administrative expenses increased $79,394, from $40,007 to $119,401 for the three months ended March 31, 2022 and 2023, respectively. This increase was mainly attributable to an increase in amortization of intangible assets during the three months ended March 31, 2023.

Salaries, wages, and related expenses decreased $3,760, from $114,285 to $110,525 for the three months ended March 31, 2022 and 2023, respectively. This decrease was mainly due to a decrease in wage related expenses as we weren’t manufacturing our own product in-house for the three months ended March 31, 2023.

Consulting fees decreased $17,832 from $87,116 to $69,284 for the three months ended March 31, 2022 and 2023, respectively, due to a decrease in overall consulting services. Prepaid consulting services were expensed over either a year or two years and have expired which lead to a decrease in consulting services.

Legal and professional fees increased $42,495 from $50,092 to $92,587 for the three months ended March 31, 2022 and 2023, respectively, due to increase in legal expense.

 Research and development decreased $251,432, from $304,159 to $52,727 for the three months ended March 31, 2022 and 2023, respectively, due to a decrease in research and development.

Loss on derivatives liability increased approximately $84,666, from a loss of $66,532 to a gain of $18,134 for the three months ended March 31, 2022 and 2023, respectively. This increase was mainly due to a increase in the amount of new convertible notes being issued during the current period.

Change in fair derivatives liabilities gains decreased approximately $186,642 from a gain of $142,306 to a loss of $44,336 for the three months ended March 31, 2022 and 2023, respectively. This decrease was largely due to a decrease in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense decreased $28,186 from $149,998 to $121,812 for the three months ended March 31, 2022 and 2023, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $18.2 million and a working capital deficit of approximately $2.2 million at March 31, 2023. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of March 31, 2023, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of March 31, 2023.

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

Item 1A. Risk Factors

No material changes to risk factors have occurred as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2023, we issued 4,054,054 shares of common stock for the partial conversion of $15,000 for convertible note dated June 27, 2022.

On January 3, 2023, we issued 17,000,000 shares of common stock, valued at $0.006 per share, for consulting services.

On January 4, 2023, we issued 10,052,083 shares of common stock for the complete conversion of $36,187 for convertible note dated June 27, 2022.

On January 9, 2023, we issued 4,081,132 shares of common stock for $20,000 of accrued salaries.

On January 9, 2023, we issued 4,000,000 shares of common stock, valued at $0.0049 per share, for consulting services.

On February 6, 2023, we issued 6,060,606 shares of common stock for the partial conversion of $20,000 for convertible note dated August 2, 2022.

On February 7, 2023, we issued 11,386,719 shares of common stock for the complete conversion of $36,437 for convertible note dated August 2, 2022.

On March 21, 2023, we issued 60,224,825 shares of common stock, valued at $0.00216 per share, for an investment in the Company’s Private Placement.

On March 28, 2023, we issued 14,705,882 shares of common stock for the partial conversion of $25,000 for convertible note dated September 27, 2022.

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

Date: May 15, 2023

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer
(Principal Executive Officer)

