Form 10-Q
period 2023-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2023-08-21
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

As of August 21, 2023, 3,324,82,767 shares of the registrant’s common stock, par value of $0.001 per shares, were outstanding.

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

2

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

3

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$123,083	$18,040
Restricted cash	-	11,003
Accounts receivable	17,579	25,398
Inventory	31,392	42,428
Prepaid expenses and other current assets	50,830	212,352
Total current assets	222,884	309,221

Property and equipment, net	267,638	273,078
Right-of-use asset	138,202	8,612
Other assets	2,858,696	3,014,620

Total assets	$3,487,420	$3,605,531

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$355,379	$401,992
Accounts payable-related parties	7,203	7,209
Accrued expenses and other current liabilities	569,875	531,783
Lease liability	24,661	8,612
Notes payable, current portion	4,638	4,638
Convertible notes payable, net of discount of $113,442 and $175,063, at June 30, 2023 and December 31, 2022, respectively	47,808	65,187
Notes payable-related parties, net	695,644	988,672
Derivative liabilities	169,440	202,144
Total current liabilities	1,874,648	2,210,237

LONG TERM LIABILITIES
Notes payable, net of current portion	8,079	10,507
Lease liability, net of current portion	113,541	-
TOTAL LIABILITIES	1,996,268	2,220,744

Commitments and contingencies	-	-

Shareholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 2 shares and 2 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value; 4,505,000,000 shares authorized; 3,134,044,074 and 2,617,390,830 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	3,134,045	2,617,392
Additional paid-in capital	17,181,978	16,334,129
Shares to be issued	9,324	126,324
Intercompany account	-	-
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(18,812,339)	(17,672,058)
Total shareholders’ equity	1,492,008	1,384,787
Non-controlling interest	(856)	-
Total shareholders’ equity - Therapeutic Solutions International, Inc.	1,491,152	1,384,787

Total liabilities and shareholders’ equity	$3,487,420	$3,605,531

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Net sales	$26,308	$38,749	$49,431	$123,647
Cost of goods sold	10,699	8,709	19,165	24,647

Gross profit	15,609	30,040	30,266	99,000

Operating expenses:
General and administrative	113,343	143,716	232,744	183,723
Salaries, wages, and related costs	113,954	112,533	224,479	226,818
Consulting fees	53,473	142,010	122,757	229,126
Legal and professional fees	68,805	109,271	161,392	159,363
Research and development	208,540	597,893	261,267	902,052
Total operating expenses	558,115	1,105,423	1,002,639	1,701,082

Loss from operations	(542,506)	(1,075,383)	(972,373)	(1,602,082)

Other income (expense):
Gain (loss) on derivative liabilities	6,141	(43,184)	24,275	(109,716)
Change in fair value of derivative liabilities	10,624	123,202	(33,712)	265,508
Interest expense	(122,261)	(195,392)	(244,073)	(345,390)
Gain on extinguishment of debt	85,546	-	85,546	-
Total other income (expense)	(19,950)	(115,374)	(167,964)	(189,598)

Loss before provision for income taxes	(562,456)	(1,190,757)	(1,140,337)	(1,791,680)

Provision for income taxes	800	-	800	-

Net loss before non-controlling interest	(563,256)	(1,190,757)	(1,141,137)	(1,791,680)

Loss attributable to non-controlling interest	(856)	-	(856)	-

Net loss attributable to Therapeutic Solutions International, Inc.	$(562,400)	$(1,190,757)	$(1,140,281)	$(1,791,680)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	2,976,127,083	2,541,429,204	2,834,408,024	2,468,126,294

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non-controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	(Deficit)
December 31, 2021	-	$-	2,311,123,860	$2,311,125	$10,899,139	$-	$(21,000)	$(13,994,246)	$-	$(804,982)

Common stock issued for services	-	-	16,000,000	16,000	391,200	-	-	-	-	407,200
Common stock issued for prepaid fees	-	-	6,000,000	6,000	142,820	-	-	-	-	148,820
Common stock issued for salaries	-	-	1,034,482	1,034	28,965	-	-	-	-	29,999
Common stock issued for cash	-	-	44,500,000	44,500	400,500	-	-	-	-	445,000
Common stock issued for license	-	-	149,402,390	149,402	2,958,168	-	-	-	-	3,107,570
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	-	-	24,167,728	24,167	646,346	-	-	-	-	670,513
Net loss	-	-	-	-	-	-	-	(1,791,680)	-	(1,791,680)

June 30, 2022	-	$-	2,552,228,460	$2,552,228	$15,467,138	$-	$(21,000)	$(15,785,926)	$-	$2,212,440

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	Equity
March 31, 2022	-	$-	2,514,998,180	$2,514,998	$14,506,200	$-	$(121,000)	$(14,595,169)	$-	$2,305,029

Common stock issued for services	-	-	16,000,000	16,000	391,200	-	-	-	-	407,200
Common stock issued for prepaid fees	-	-	6,000,000	6,000	142,820	-	-	-	-	148,820
Common stock issued for cash	-	-	-	-	-	-	100,000	-	-	100,000
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	-	-	15,230,280	15,230	426,918	-	-	-	-	442,148
Net loss	-	-	-	-	-	-	-	(1,190,757)	-	(1,190,757)

June 30, 2022	-	$-	2,552,228,460	$2,552,228	$15,467,138	$-	$(21,000)	$(15,785,926)	$-	$2,212,440

See accompanying notes to condensed consolidated financial statements.

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	Equity
December 31, 2022	2	$-	2,617,390,830	$2,617,392	$16,334,129	$126,324	$(21,000)	$(17,672,058)	$-	$1,384,787

Common stock issued for services	-	-	46,000,000	46,000	135,600	(102,000)	-	-	-	79,600
Common stock issued for salaries	-	-	4,081,632	4,082	15,918	-	-	-	-	20,000
Common stock issued for cash	-	-	270,091,435	270,091	218,261	-	-	-	-	488,352
Common stock issued by subsidiary for services	-	-		-	1,831	-	-	-	-	1,831
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	196,480,177	196,480	476,239	(15,000)	-	-	-	657,719
Net loss	-	-	-	-	-	-	-	(1,140,281)	(856)	(1,141,137)

June 30, 2023	2	$-	3,134,044,074	$3,134,045	$17,181,978	$9,324	$(21,000)	$(18,812,339)	$(856)	$1,491,152

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non-controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	(Deficit)
March 31, 2023	2	$-	2,748,956,631	$2,748,958	$16,677,708	$9,324	$(21,000)	$(18,249,939)	$-	$1,165,051

Common stock issued for services	-	-	25,000,000	25,000	35,000	-	-	-	-	60,000
Common stock issued for cash	-	-	209,866,610	209,866	148,400	-	-	-	-	358,266
Common stock issued by subsidiary for services	-	-	-	-	1,831	-	-	-	-	1,831
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	150,220,833	150,221	319,039	-	-	-	-	469,260
Net loss	-	-	-	-	-	-	-	(562,400)	(856)	(563,256)

June 30, 2023	2	$-	3,134,044,074	$3,134,045	$17,181,978	$9,324	$(21,000)	$(18,812,339)	$(856)	$1,491,152

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Cash flows from operating activities
Net loss	$(1,141,137)	$(1,791,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	-	256,600
Stock-based compensation to related parties	79,600	150,600
Loss on derivative liabilities	(24,275)	109,716
Change in fair value of derivative liabilities	33,712	(265,508)
Gain on extinguishment of debt	(85,546)	-
Amortization of prepaid stock-based compensation	101,162	624,165
Amortization of debt discount	221,686	313,917
Patent amortization	148,387	104,805
Depreciation	5,441	2,326
Changes in operating assets and liabilities:
Accounts receivable	7,819	(15,224)
Inventory	11,036	(22,749)
Prepaid expenses and other current assets	70,528	28,785
Right-of-use asset	16,654	12,654
Accounts payable	(46,615)	(32,440)
Accounts payable - related parties	(6)	(2,566)
Accrued expenses and other current liabilities	80,026	87,899
Lease liability	(16,654)	(12,654)
Net cash used in operating activities	(538,182)	(451,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license	-	(200,000)
Issuance of note receivable	(800)	-
Net cash used in investing activities	(800)	(200,000)

Cash flows from financing activities
Payments on notes payable to related party	(12)	(2,430)
Proceeds from notes payable to related party	3,360	-
Proceeds from convertible notes payable	143,750	315,000
Payments on notes payable	(2,428)	(2,186)
Proceeds from sale of common stock	488,352	445,000
Net cash provided by financing activities	633,022	755,384

Net increase (decrease) in cash, cash equivalents and restricted cash	94,040	104,030
Cash, cash equivalents and restricted cash at beginning of period	29,043	104,259
Cash, cash equivalents and restricted cash at end of period	$123,083	$208,289

Supplemental cash flow information:
Cash paid for interest	$2,091	$229,126
Cash paid for income taxes	$800	$1,570

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$17,500	$22,500
Debt discount recorded in connection with derivative liability	$142,565	$315,000
Common stock issued in conversion of convertible notes payable and interest	$657,719	$670,513
Common stock issued for prepaid fees	$1,831	$148,820
Common stock issued for accrued salaries	$20,000	$29,999
Accrued interest added to principal	$9,170	$12,958
Common stock issued for license	$-	$3,107,570
Right of use asset and lease liability	$146,244	$-

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$123,083	$197,286
Restricted cash	-	11,003
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$123,083	$208,289

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Management does not expect existing cash as of June 30, 2023, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumed the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2023, the Company has incurred losses totaling $18.8 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Therapeutic Solutions International, Inc., its wholly-owned subsidiaries, and its 68% owned subsidiary Res Nova Bio, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. No material activity in any subsidiaries.

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

Returns. Revenue is adjusted based on an estimate of the expected returns based on historical rates. Our estimate of the provision for returns is based upon our most recent historical experience of actual customer returns. Additionally, we consider other factors when estimating our current period return provision, including levels of inventory in our distribution channel as well as significant market changes which may impact future expected returns, and make adjustments to our current period provision for returns when it appears product returns may differ from our original estimates. These returns have not been significant to the Company’s revenues in the accompanying financial statements.

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

June 30, 2023

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

Shipping. Shipping Time — Most orders will ship the next business day, provided the product ordered is in stock. Orders are not processed or shipped on Saturday or Sunday, except by prior arrangement. We cannot guarantee when an order will arrive. Consider any shipping or transit time offered to the customer by this site or other parties only as an estimate. We encourage the customer to order in a timely fashion to avoid delays caused by shipping or product availability. Fulfillment mistakes that may be made which result in the shipment of incorrect products to the customer will also be accepted for return.

Out of Stock. We will ship the customer’s product as it becomes available. Usually, products ship by the next business day. However, there may be times when the product the customer had ordered is out-of-stock, which will delay fulfilling the customer’s order. We will keep the customer informed of any products that the customer had ordered that are out-of-stock and unavailable for immediate shipment. The Customer may cancel their order at any time prior to shipping.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2023 and December 31, 2022, the Company had $0 and $0 in excess of the FDIC insured limit.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $169,440 and $202,144 at June 30, 2023 and December 31, 2022, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2023 and December 31, 2022, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the three months ended June 30, 2023:

Balance, December 31, 2022	$202,144
Issuance of new derivative liabilities	188,043
Conversions	(254,459)
Change in fair market value of derivative liabilities	33,712
Balance, June 30, 2023	$169,440

Use of Estimates

Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss.

Non-Controlling Interests

Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership’s 32% share of net losses of Res Nova Bio, Inc. incurred during the six months ended June 30, 2023.

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

As of June 30, 2023 and 2022, a total of 586,973,744 and 167,223,808, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Depreciation and Amortization

Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Amortization is computed using the straight line method over the term of the agreement. Depreciation expense for the six months ended June 30, 2023 and 2022 was $5,441 and $2,326, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the six months ended June 30, 2023 and 2022 was $148,387 and $104,805, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $261,267 and $902,052 for the six months ended June 30, 2023 and 2022, respectively.

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

Leases

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 became effective for the Company in the first quarter of 2019 and was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $138,202 as of June 30, 2023.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This update simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this update amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the requirements of ASU 2020-06 using either a full or modified retrospective approach, and it is effective for public businesses, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The accounting guidance has been adopted with no significant financial statement impact.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Note 3 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2023	December 31, 2022

Prepaid consulting	$33,340	$148,550
Insurance	572	1,141
Prepaid costs	16,918	62,661
Total	$50,830	$212,352

Note 4 – Fixed assets

Fixed assets consist of the following:

	June 30, 2023	December 31, 2022

Land	$235,223	$235,223
Vehicles	50,514	50,514
Computer hardware	6,135	6,135
Office furniture and equipment	7,912	7,912
Shipping and other equipment	1,575	1,575
Total	301,359	301,359
Accumulated depreciation	(33,721)	(28,281)
Property and equipment, net	$267,638	$273,078

Depreciation expense was $5,441 and $2,326 for the six months ended June 30, 2023 and 2022, respectively.

Note 5 – Other assets

Other assets consist of the following:

	June 30, 2023	December 31, 2022

Prepaid consulting	$-	$7,537
Deposit	4,123	4,123
Licenses, net	2,854,583	3,002,960
Total	$2,858,696	$3,014,620

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

June 30, 2023

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	June 30, 2023	December 31, 2022

License	$3,261,122	$3,261,122
Accumulated amortization	(406,549)	(258,162)
Licenses, net	$2,854,573	$3,002,960

Amortization expense for the six months ended June 30, 2023 and 2022 was $148,387 and $104,805, respectively.

Note 6 - Notes Payable-Related Party

At June 30, 2023 and December 31, 2022, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $692,284 and $988,672, respectively. Interest accrued on these notes during the six months ended June 30, 2023 and 2022 was $1,978 and $12,956, respectively.

Note 7 – Convertible Notes Payable

At various times during the six months ended June 30, 2023, the Company entered into convertible promissory notes with principal amounts totaling $161,250 with a third party for which the proceeds were used for operations. The Company received net proceeds of $143,750, and an $17,500 original issuance discount was recorded. The convertible promissory notes incur interest at 10% per annum and mature on dates ranging from January 10, 2024 to May 5, 2024. The convertible promissory notes are convertible to shares of the Company’s common stock 180 days after issuance. The conversion price per share is equal to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at June 30, 2023 a total of 586,973,744 common shares in connection with these promissory notes.

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

For the notes issued during the six months ended June 30, 2023, the Company valued the conversion feature on the date of issuance resulting in an initial liability of $188,043. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $45,479 was recorded during the six months ended June 30, 2023. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0013 to $0.0034, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0026 to $0.006, an expected dividend yield of 0%, expected volatility ranging from 124% to 153%, risk-free interest rate ranging from 4.67% to 5.07%, and an expected term of one year.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

During the six months ended June 30, 2023, convertible notes with principal and accrued interest balances totaling $255,364 were converted into 138,730,177 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the fair value of the shares of common stock issued in excess or deficit of the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was recorded as a loss or gain on derivative liabilities. During the six months ended June 30, 2023, the Company recorded $69,754 to gain on derivative liabilities in connection with these conversions. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0014 to $0.004, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.002 to $0.006, an expected dividend yield of 0%, expected volatility ranging from 110% to 193%, risk-free interest rates ranging from 4.55% to 5.20%, and expected terms of 0.48 to 0.50 years.

On June 30, 2023, the derivative liabilities on the remaining convertible notes were revalued at $169,440 resulting in a loss of $33,712 for the six months ended June 30, 2023 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.0013, the closing stock price of the Company’s common stock on the date of valuation of $0.0021, an expected dividend yield of 0%, expected volatility ranging from 162% to 186%, risk-free interest rate of 5.40%, and an expected term ranging from 0.53 to 0.90 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the six months ended June 30, 2023 and 2022, the Company amortized $221,686 and $313,917 to interest expense, respectively. As of June 30, 2023, discounts of $113,442 remained which will be amortized through May 2024.

Note 8 – Equity

Our authorized capital stock consists of an aggregate of 4,505,000,000 shares, comprised of 4,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of June 30, 2023, we have 3,134,044,074 shares of common stock and 2 shares preferred shares issued and outstanding.

Our non-contrilling interest’s authorized capital stock consists of an aggregate of 505,000,000 shares, comprised of 500,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of June 30, 2023, we have 18,308,333 shares of common stock and 0 shares preferred shares issued and outstanding.

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

In 2023, we issued 270,091,435 shares of common stock for an investment in the Company’s Private Placement of $488,352.

In 2023, we issued 46,000,000 shares of common stock, valued at $79,600 for consulting services.

In 2023, we issued 4,081,632 shares of common stock, valued at $20,000 for salaries.

In 2023, we issued 196,480,177 shares of common stock for the conversion of convertible notes of $657,719

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

During the six months ended June 30, 2023, the Company’s subsidiary, Res Nova Bio, Inc., issued shares of its common stock to third parties which represented 32% ownership of the subsidiary as of June 30, 2023. Net loss attributable to the noncontrolling interest during the six months ended June 30, 2023 was $856, which netted against the value of the non-controlling interest in equity. The allocation of net loss was presented in the consolidated statement of operations.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Note 9 – Subsequent events

On July 7, 2023, we issued 16,542,544 shares of common stock for an investment in the Company’s Private Placement of $26,468.

On July 12, 2023, we issued 11,538,462 shares of common stock for the partial conversion of $15,000 for convertible note dated January 10, 2023.

On July 13, 2023, we issued 21,843,750 shares of common stock for the complete conversion of $26,213 for convertible note dated January 10, 2023.

On July 25, 2023, we issued 59,085,509 shares of common stock for an investment in the Company’s Private Placement of $70,903.

On August 9, 2023, we issued 15,873,016 shares of common stock for the partial conversion of $15,000 for convertible note dated February 8, 2023.

On August 10, 2023, we issued 16,233,766 shares of common stock for the partial conversion of $15,000 for convertible note dated February 8, 2023.

On August 11, 2023, we issued 35,135,932 shares of common stock for an investment in the Company’s Private Placement of $40,758.

On August 14, 2023, we issued 14,285,714 shares of common stock for the complete conversion of $12,000 for the convertible note dated February 8, 2023.

In accordance with ASC 855, the Company has analyzed its operations subsequent to November 17, 2022 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Note 10 – Commitments and Contingencies

Effective March 22, 2023, the Company entered into a sixth amendment to a Lease Agreement for property located in Oceanside, CA. The lease consists of approximately 1,700 square feet and the amendment is for a term of 60 months and expires on April 30, 2028. Total rent expense for the six months ended June 30, 2023 and 2022, is $12,604 and $12,522, respectively.

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

Orphan Drug Designation:

Rare diseases affect patients and their families. Over 7,000 rare diseases affect more than 30 million people in the United States. Many rare conditions are life threatening and most do not have treatments.

The FDA works to enhance to the availability of treatments for rare diseases by evaluating information from product sponsors to determine if drugs meet the criteria for certain incentives and administering grants to provide funding for research on rare diseases.

The Orphan Drug Designation program provides orphan status to drugs and biologics for rare diseases that meet certain criteria. Orphan drug designation provides incentives including:

●	Tax credits for qualified clinical trials
●	Exemption from user fees
●	Potential for seven years of market exclusivity after approval

On June 26, 2023, the Company applied for Orphan Drug Designation Using JadiCell Adult Stem Cells for Treatment of Acute Respiratory Distress Syndrome.

On July 12, 2023, the Company applied for Orphan Drug Designation Using JadiCell Adult Stem Cells for Treatment of Frontotemporal Dementia.

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

Patents:

On July 18, 2023, the Company filed a patent application titled “Compositions for Preserving and/or Augmenting T and NK Cell Immunity in Cancer Patients” which discloses compositions of matter useful for preserving and/or augmenting T and NK cell immunity through prevention of T cell receptor zeta chain loss. In one embodiment a cancer patient is treated with a combination of pterostilbene and RU486 at a sufficient concentration and frequency to reduce loss of T cell receptor zeta chain caused by cancer. In one embodiment said RU486 and pterostilbene combination is administered together with one or more immunotherapeutic agents. In one embodiment said immunotherapeutic agents are activators of one or more toll like receptors.

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

ARDS is a condition in which lung injury causes fluid to leak into the spaces between the capillaries and the alveoli. Pressure on the alveoli increases, and eventually fluid accumulates. Fluid in the lungs causes the alveoli to collapse, leading to a series of cascading problems, each further decreasing the lungs’ capacity to move oxygen into the blood, and directly impacting the body’s tissues and organs. ARDS afflicts approximately 190,000 Americans a year and is expected to reach a 19.5 billion dollar a year market by 2029.

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

On May 25, 2023 the Company announced the creation of CTE Biologics, Inc. as a subsidiary company dedicated to commercializing the JadiCell adult stem cell platform for treatment of chronic traumatic encephalopathy.

On July 05, 2023, the Company signed license agreements with CTE Biologics for the exclusive use of US Patent Publication No.: 20220125852 titled as: “Protection and Regeneration of Neurological Function by Using Stem Cells” as well as the sale and transfer of Investigational New Drug Application titled as: Investigation of Umbilical Cordderived Mesenchymal Stem Cells for the Treatment of Chronic Traumatic Encephalopathy Patients.

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

Results of Operations for the six months ended June 30, 2023, and 2022

We had net loss of $1,140,281 for the six months ended June 30, 2023, compared to a net loss of $1,791,680 for the six months ended June 30, 2022, a decrease of $651,399. This decrease was mainly due to decreases in consulting and research and development expenses. The Company has concentrated on Patents this year.

Net sales decreased $74,216, from $123,647 to $49,431, for the six months ended June 30, 2022 and 2023, respectively. Sales have declined because of the economy.

Cost of goods sold decreased $5,482 from $24,647 to $19,165, for the six months ended June 30, 2022 and 2023, respectively. These decreases were mainly a result of decreases in net sales for products in 2023.

Operating expenses for the six-month periods ended June 30, 2023 and 2022 were $1,002,639 and $1,701,082, a decrease of $698,443. This decrease was mainly due to decreases in consulting and research and development expenses. The Company has concentrated on new Patents instead of consulting and research and development. General and administrative expenses increased $49,021, from $183,723 to $232,744 for the six months ended June 30, 2022 and 2023, respectively. This increase was mainly attributable to an increase in amortization of intangible assets during the six months ended June 30, 2023.

Salaries, wages, and related expenses decreased $2,339, from $226,818 to $224,479 for the six months ended June 30, 2022 and 2023, respectively. This decrease was mainly due to a decrease in wage related expenses as we weren’t manufacturing our own product in-house for the six months ended June 30, 2023.

Consulting fees decreased $106,369 from $229,126 to $122,757 for the six months ended June 30, 2022 and 2023, respectively, due to a decrease in overall consulting services. Prepaid consulting services were expensed over either a year or two years and have expired which lead to a decrease in consulting services. We had an increase in patent expenses that doesn’t use consulting expenses.

Legal and professional fees increased $2,029 from $159,363 to $161,392 for the six months ended June 30, 2022 and 2023, respectively, due to increase in legal expense. The company had increased patent expense.

Research and development decreased $640,785, from $902,052 to $261,267 for the six months ended June 30, 2022 and 2023, respectively, due to a decrease in research and development. The company has concentrated on Patents this year to date.

Loss on derivatives liability decreased approximately $133,991, from a loss of $109,716 to a gain of $24,275 for the six months ended June 30, 2022 and 2023, respectively. This decrease was mainly due to a decrease in the amount of new convertible notes being issued during the current period.

Change in fair derivatives liabilities gains decreased approximately $299,220 from a gain of $265,508 to a loss of $33,712 for the six months ended June 30, 2022 and 2023, respectively. This decrease was largely due to a decrease in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense decreased $101,317 from $345,390 to $244,073 for the six months ended June 30, 2022 and 2023, respectively. This decrease was mainly due to decreased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $18.8 million and a working capital deficit of approximately $1.7 million at June 30, 2023. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2023 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of June 30, 2023, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2023.

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

On May 10, 2023, we issued 13,750,000 shares of common stock for the complete conversion of $27,500 for convertible note dated May 23, 2019.

On June 5, 2023, we issued 33,988,466 shares of common stock for an investment in the Company’s Private Placement of $59,820.

On June 6, 2023, we issued 21,428,571 shares of common stock for the partial conversion of $30,000 for convertible note dated December 5, 2022.

On June 7, 2023, we issued 11,758,929 shares of common stock for the complete conversion of $116,463 \ for convertible note dated December 5, 2022.

On June 21, 2023, we issued 45,278,200 shares of common stock for an investment in the Company’s Private Placement of $72,445.

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

Date: August 21, 2023

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer
(Principal Executive Officer)

