Form 10-Q
period 2023-09-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2023-11-14
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

As of November 14, 2023, 3,736,449,424 shares of the registrant’s common stock, par value of $0.001 per shares, were outstanding.

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

2

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

3

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$90,138	$18,040
Restricted cash	-	11,003
Accounts receivable	21,764	25,398
Inventory	26,418	42,428
Prepaid expenses and other current assets	42,661	212,352
Total current assets	180,981	309,221

Property and equipment, net	377,076	273,078
Right-of-use asset	131,818	8,612
Other assets	2,784,502	3,014,620

Total assets	$3,474,377	$3,605,531

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$374,459	$401,992
Accounts payable-related parties	7,206	7,209
Accrued expenses and other current liabilities	601,446	531,783
Lease liability	26,786	8,612
Notes payable, current portion	4,638	4,638
Convertible notes payable, net of discount of $157,861 and $175,063, at September 30, 2023 and December 31, 2022, respectively	46,139	65,187
Notes payable-related parties, net	699,866	988,672
Derivative liabilities	292,699	202,144
Total current liabilities	2,053,239	2,210,237

LONG TERM LIABILITIES
Notes payable, net of current portion	6,810	10,507
Lease liability, net of current portion	105,032	-
TOTAL LIABILITIES	2,165,081	2,220,744

Commitments and contingencies	-	-

Shareholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 2 shares and 2 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value; 5,500,000,000 shares authorized; 3,450,665,355 and 2,617,390,830 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	3,450,666	2,617,392
Additional paid-in capital	17,282,608	16,334,129
Shares to be issued	13,074	126,324
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(19,414,380)	(17,672,058)
Total shareholders’ equity	1,310,968	1,384,787
Non-controlling interest	(1,672)	-
Total shareholders’ equity - Therapeutic Solutions International, Inc.	1,309,296	1,384,787

Total liabilities and shareholders’ equity	$3,474,377	$3,605,531

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Net sales	$25,730	$74,541	$75,161	$198,188
Cost of goods sold	7,052	8,790	26,217	33,437

Gross profit	18,678	65,751	48,944	164,751

Operating expenses:
General and administrative	127,204	204,838	359,948	388,561
Salaries, wages, and related costs	111,220	110,108	335,699	336,926
Consulting fees	20,150	88,158	142,907	317,284
Legal and professional fees	68,560	106,795	229,952	266,158
Research and development	148,879	275,071	410,146	1,177,123
Total operating expenses	476,013	784,970	1,478,652	2,486,052

Loss from operations	(457,335)	(719,219)	(1,429,708)	(2,321,301)

Other income (expense):
Gain (loss) on derivative liabilities	(2,336)	(26,867)	21,939	(136,583)
Change in fair value of derivative liabilities	(60,124)	(32,205)	(93,836)	233,303
Interest expense	(83,062)	(167,371)	(327,135)	(512,761)
Gain on extinguishment of debt	-	-	85,546	-
Total other income (expense)	(145,522)	(226,443)	(313,486)	(416,041)

Loss before provision for income taxes	(602,857)	(945,662)	(1,743,194)	(2,737,342)

Provision for income taxes	-	800	800	800

Net loss before non-controlling interest	(602,857)	(946,462)	(1,743,994)	(2,738,142)

Loss attributable to non-controlling interest	(816)	-	(1,672)	-

Net loss attributable to Therapeutic Solutions International, Inc.	$(602,041)	$(946,462)	$(1,742,322)	$(2,738,142)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	3,286,909,395	2,565,663,048	2,987,459,958	2,501,116,667

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non- controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	(Deficit)
December 31, 2021	-	$-	2,311,123,860	$2,311,125	$10,899,139	$-	$(21,000)	$(13,994,246)	$-	$(804,982)

Common stock issued for services	-	-	25,302,577	25,303	482,775	-	-	-	-	508,078
Common stock issued for prepaid fees	-	-	11,000,000	11,000	231,320	-	-	-	-	242,320
Common stock issued for salaries	-	-	1,034,482	1,034	28,965	-	-	-	-	29,999
Common stock issued for cash	-	-	44,500,000	44,500	400,500	-	-	-	-	445,000
Common stock issued for license	-	-	149,402,390	149,402	2,958,168	-	-	-	-	3,107,570
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	-	-	41,700,228	41,700	901,732	-	-	-	-	943,432
Common stock issued for land development			4,000,000	4,000	46,400	-	-	-	-	50,400
Net loss	-	-	-	-	-	-	-	(2,738,142)	-	(2,738,142)

September 30, 2022	-	$-	2,588,063,537	$2,588,064	$15,948,999	$-	$(21,000)	$(16,732,388)	$-	$1,783,675

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non- controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	Equity
June 30, 2022	-	$-	2,552,228,460	$2,552,228	$15,467,138	$-	$(21,000)	$(15,785,926)	$-	$2,212,440

Common stock issued for services	-	-	9,302,577	9,303	91,575	-	-	-	-	100,878
Common stock issued for prepaid fees	-	-	5,000,000	5,000	88,500	-	-	-	-	93,500
Common stock issued for land development	-	-	4,000,000	4,000	46,400	-	-	-	-	50,400
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	-	-	17,532,500	17,533	255,386	-	-	-	-	272,919
Net loss	-	-	-	-	-	-	-	(946,462)	-	(946,462)

September 30, 2022	-	$-	2,588,063,537	$2,588,064	$15,948,999	$-	$(21,000)	$(16,732,388)	$-	$1,783,675

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non- controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	Equity
December 31, 2022	2	$-	2,617,390,830	$2,617,392	$16,334,129	$126,324	$(21,000)	$(17,672,058)	$-	$1,384,787

Common stock issued for services	-	-	47,757,394	47,757	136,654	(98,250)	-	-	-	86,161
Common stock issued for salaries	-	-	4,081,632	4,082	15,918	-	-	-	-	20,000
Common stock issued for cash	-	-	445,180,614	445,180	232,198	-	-	-	-	677,378
Common stock issued by subsidiary for services	-	-		-	1,831	-	-	-	-	1,831
Common stock issued for land development	-	-	60,000,000	60,000	36,000	-	-	-	-	96,000
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	276,254,885	276,255	525,878	(15,000)	-	-	-	787,133
Net loss	-	-	-	-	-	-	-	(1,742,322)	(1,672)	(1,743,994)

September 30, 2023	2	$-	3,450,665,355	$3,450,666	$17,282,608	$13,074	$(21,000)	$(19,414,380)	$(1,672)	$1,309,296

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non- controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	(Deficit)

June 30, 2023	2	$-	3,134,044,074	$3,134,045	$17,181,978	$9,324	$(21,000)	$(18,812,339)	$(856)	$1,491,152

Common stock issued for services	-	-	1,757,394	1,757	1,054	3,750	-	-	-	6,561
Common stock issued for prepaid fees	-	-	-	-	-	-	-	-	-	-
Common stock issued for salaries	-	-	-	-	-	-	-	-	-	-
Common stock issued for cash	-	-	175,089,179	175,089	13,937	-	-	-	-	189,026
Common stock issued by subsidiary for services	-	-	-	-	-	-	-	-	-	-
Common stock issued for land development	-	-	60,000,000	60,000	36,000	-	-	-	-	96,000
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	79,774,708	79,775	49,639	-	-	-	-	129,414
Net loss	-	-	-	-	-	-	-	(602,041)	(816)	(602,857)

September 30, 2023	2	$-	3,450,665,355	$3,450,666	$17,282,608	$13,074	$(21,000)	$(19,414,380)	$(1,672)	$1,309,296

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Cash flows from operating activities
Net loss	$(1,743,994)	$(2,738,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	-	311,078
Stock-based compensation to related parties	86,161	197,000
Loss on derivative liabilities	(21,939)	136,583
Change in fair value of derivative liabilities	93,836	(233,303)
Gain on extinguishment of debt	(85,546)	-
Amortization of prepaid stock-based compensation	112,971	868,089
Amortization of debt discount	299,267	461,058
Patent amortization	222,581	191,192
Depreciation	8,161	3,489
Changes in operating assets and liabilities:
Accounts receivable	3,634	(25,769)
Inventory	16,010	(5,126)
Prepaid expenses and other current assets	69,595	73,807
Right-of-use asset	23,038	19,113
Accounts payable	(27,535)	(30,051)
Accounts payable - related parties	(3)	(2,552)
Accrued expenses and other current liabilities	117,538	139,405
Lease liability	(23,038)	(19,113)
Net cash used in operating activities	(849,263)	(653,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,158)	-
Purchase of license	-	(200,000)
Issuance of note receivable	(3,507)	-
Net cash used in investing activities	(19,665)	(200,000)

Cash flows from financing activities
Payments on notes payable to related party	(17)	(2,444)
Proceeds from notes payable to related party	5,609	-
Proceeds from convertible notes payable	250,750	415,000
Payments on notes payable	(3,697)	(3,324)
Proceeds from sale of common stock	677,378	445,000
Net cash provided by financing activities	930,023	854,232

Net increase (decrease) in cash, cash equivalents and restricted cash	61,095	990
Cash, cash equivalents and restricted cash at beginning of period	29,043	104,259
Cash, cash equivalents and restricted cash at end of period	$90,138	$105,249

Supplemental cash flow information:
Cash paid for interest	$2,475	$2,357
Cash paid for income taxes	$-	$800

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$32,500	$30,500
Debt discount recorded in connection with derivative liability	$249,565	$415,000
Common stock issued in conversion of convertible notes payable and interest	$787,133	$943,431
Common stock issued for prepaid fees	$1,831	$242,320
Common stock issued for accrued salaries	$20,000	$29,999
Accrued interest added to principal	$11,148	$19,436
Common stock issued for license	$-	$3,107,570
Common stock issued for land development	$96,000	$50,400
Right of use asset and lease liability	$146,244	$-

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$90,138	$94,246
Restricted cash	-	11,003
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$90,138	$105,249

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Nutraceutical Division – TSOI has been producing high quality nutraceuticals. Its current flagship product, QuadraMune®, is a multi-patented synergistic blend of pterostilbene, sulforaphane, epigallocatechin-3-gallate, and thymoquinone. QuadraMune has been shown to increase Natural Killer Cell activity and healthy Cytokine production.

Regenerative Medicine – TSOI obtained exclusive rights to a patented adult stem cell for development of therapeutics in the area of chronic traumatic encephalopathy (CTE) and traumatic brain injury (TBI) and Lung Pathology (LP).

The stem cell licensed, termed “JadiCell” is unique in that it possesses features of mesenchymal stem cells, however, outperforms these cells in terms of a) enhanced growth factor production; b) augmented ability to secrete exosomes; and c) superior angiogenic and neurogenic ability. Subsequent to this acquisition the Company has filed an additional 22 patents on this population of unique mesenchymal like stromal cells.

Immunotherapies

TSOI has a large portfolio of immunotherapies that range from dendritic cell vaccines for cancers to parkinson’s disease developed on our StemVacs platform.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

Management does not expect existing cash as of September 30, 2023, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumed the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2023, the Company has incurred losses totaling $19.4 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Therapeutic Solutions International, Inc., its wholly owned subsidiaries, and its 68% owned subsidiary Res Nova Bio, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. No material activity in any subsidiaries.

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

September 30, 2023

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2023 and December 31, 2022, the Company had $0 and $0 in excess of the FDIC insured limit.

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

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2023 and 2022, as disclosed in Note 7 containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $292,699 and $202,144 at September 30, 2023 and December 31, 2022, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2023 and December 31, 2022, the Company has level 3 fair value calculations on derivative liabilities. The table below reflects the results of our Level 3 fair value calculations:

The following is the change in derivative liability for the three months ended September 30, 2023:

Balance, December 31, 2022	$202,144
Issuance of new derivative liabilities	328,433
Conversions	(331,714)
Change in fair market value of derivative liabilities	93,836
Balance, September 30, 2023	$292,699

Use of Estimates

Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss.

Non-Controlling Interests

Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership’s 32% share of net losses of Res Nova Bio, Inc. incurred during the nine months ended September 30, 2023.

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

As of September 30, 2023, and 2022, a total of 1,259,591,300 and 211,919,728, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

Depreciation and Amortization

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Amortization is computed using the straight-line method over the term of the agreement. Depreciation expense for the nine months ended September 30, 2023, and 2022 was $8,161 and $3,489, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the nine months ended September 30, 2023, and 2022 was $222,581 and $191,192, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $410,146 and $1,177,123 for the nine months ended September 30, 2023, and 2022, respectively.

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

Leases

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 became effective for the Company in the first quarter of 2019 and was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $131,818 as of September 30, 2023.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

Note 3 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2023	December 31, 2022

Prepaid consulting	$16,939	$148,550
Insurance	1,601	1,141
Prepaid costs and other	24,121	62,661
Total	$42,661	$212,352

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

Note 4 – Fixed assets

Fixed assets consist of the following:

	September 30, 2023	December 31, 2022

Land	$347,381	$235,223
Vehicles	50,514	50,514
Computer hardware	6,135	6,135
Office furniture and equipment	7,912	7,912
Shipping and other equipment	1,575	1,575
Total	413,517	301,359
Accumulated depreciation	(36,441)	(28,281)
Property and equipment, net	$377,076	$273,078

Depreciation expense was $8,161 and $3,489 for the nine months ended September 30, 2023, and 2022, respectively.

Note 5 – Other assets

Other assets consist of the following:

	September 30, 2023	December 31, 2022

Prepaid consulting	$-	$7,537
Deposit	4,123	4,123
Licenses, net	2,780,379	3,002,960
Total	$2,784,502	$3,014,620

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

September 30, 2023

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	September 30, 2023	December 31, 2022

License	$3,261,122	$3,261,122
Accumulated amortization	(480,743)	(258,162)
Licenses, net	$2,780,379	$3,002,960

Amortization expense for the nine months ended September 30, 2023, and 2022 was $222,581 and $191,192.

Note 6 - Notes Payable-Related Party

At September 30, 2023 and December 31, 2022, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $694,257 and $988,672 respectively. Interest accrued on these notes during the nine months ended September 30, 2023, and 2022 was $3,956 and $12,956, respectively.

Note 7 – Convertible Notes Payable

At various times during the nine months ended September 30, 2023, the Company entered into convertible promissory notes with principal amounts totaling $283,250 with a third party for which the proceeds were used for operations. The Company received net proceeds of $250,750, and an $32,500 original issuance discount was recorded. The convertible promissory notes incur interest at 10% per annum and mature on dates ranging from April 11, 2024, to September 29, 2024. The convertible promissory notes are convertible to shares of the Company’s common stock 180 days after issuance. The conversion price per share is equal to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at September 30, 2023 a total of 1,259,591,300 common shares in connection with these promissory notes.

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

For the notes issued during the nine months ended September 30, 2023, the Company valued the conversion feature on the date of issuance resulting in an initial liability of $628,437. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $78,868 was recorded during the nine months ended September 30, 2023. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0008 to $0.0034, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0011 to $0.006, an expected dividend yield of 0%, expected volatility ranging from 124% to 160%, risk-free interest rate ranging from 4.67% to 5.46%, and an expected term of one year.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

During the nine months ended September 30, 2023, convertible notes with principal and accrued interest balances totaling $338,577 were converted into 218,504,885 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the fair value of the shares of common stock issued in excess or deficit of the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was recorded as a loss or gain on derivative liabilities. During the nine months ended September 30, 2023, the Company recorded $100,807 to gain on derivative liabilities in connection with these conversions. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0008 to $0.004, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.001 to $0.006, an expected dividend yield of 0%, expected volatility ranging from 110% to 193%, risk-free interest rates ranging from 4.55% to 5.37%, and expected terms of 0.48 to 0.50 years.

On September 30, 2023, the derivative liabilities on the remaining convertible notes were revalued at $292,699 resulting in a gain of $93,836 for the nine months ended September 30, 2023, related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.0008, the closing stock price of the Company’s common stock on the date of valuation of $0.002, an expected dividend yield of 0%, expected volatility ranging from 157% to 175%, risk-free interest rate of 5.46%, and an expected term ranging from 0.53 to 1 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the nine months ended September 30, 2023, and 2022, the Company amortized $299,268 and $461,058 to interest expense, respectively. As of September 30, 2023, discounts of $157,861 remained which will be amortized through September 2024.

Note 8 – Equity

Our authorized capital stock consists of an aggregate of 5,505,000,000 shares, comprised of 5,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges, and restrictions of which shall be established by our board of directors. As of September 30, 2023, we have 3,450,665,355 shares of common stock and 2 shares preferred shares issued and outstanding.

Our non-controlling interest’s authorized capital stock consists of an aggregate of 505,000,000 shares, comprised of 500,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of September 30, 2023, we have 18,308,333 shares of common stock and 0 shares preferred shares issued and outstanding.

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

In 2023, we issued 445,180,614 shares of common stock for an investment in the Company’s Private Placement of $677,378.

In 2023, we issued 47,757,394 shares of common stock, valued at $86,161 for consulting services.

In 2023, we issued 4,081,632 shares of common stock, valued at $20,000 for salaries.

In 2023, we issued 276,254,885 shares of common stock for the conversion of convertible notes of $787,133.

In 2023, we issued 60,000,000 shares of common stock, valued at $96,000 for land development.

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

During the nine months ended September 30, 2023, the Company’s subsidiary, Res Nova Bio, Inc., issued shares of its common stock to third parties which represented 32% ownership of the subsidiary as of September 30, 2023. Net loss attributable to the noncontrolling interest during the nine months ended September 30, 2023, was $1,672, which netted against the value of the non-controlling interest in equity. The allocation of net loss was presented in the consolidated statement of operations.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

Note 9 – Subsequent events

On October 2, 2023, we issued 2,500,000 valued at $0.0015 per share, for consulting services.

On October 5, 2023, we issued 35,702,240 shares of common stock for an investment in the Company’s Private Placement of $34,274.

On October 13, 2023, we filed an amendment of the articles of incorporation to increase the authorized shares from 4,505,000,000 to 5,505,000,000, which include 5,500,000,000 of common stock and 5,000,000 of preferred stock.

On October 13, 2023, we issued 46,832,386 shares of common stock for the complete conversion of $41,212 for convertible note dated April 11, 2023.

On October 16, 2023, we issued 60,000,000 shares of common stock for $90,000 of accrued salaries.

On October 16, 2023, we issued 65,000,000 valued at $0.0015 per share, for consulting services.

On October 25, 2023, we issued 75,749,443 shares of common stock for an investment in the Company’s Private Placement of $78,779.

In accordance with ASC 855, the Company has analyzed its operations subsequent to November 17, 2022, through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Note 10 – Commitments and Contingencies

Effective March 22, 2023, the Company entered into a sixth amendment to a Lease Agreement for property located in Oceanside, CA. The lease consists of approximately 1,700 square feet and the amendment is for a term of 60 months and expires on April 30, 2028. Total rent expense for the nine months ended September 30, 2023, and 2022 is $18,988 and $18,783, respectively.

The lease will expire in 2028. The weighted average discount rate used for this lease is 5% (average borrowing rate of the Company).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contain forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“statutory safe harbors”) shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and the risk factors discussed therein.

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

DESCRIPTION OF BUSINESS

CURRENT BUSINESS DESCRIPTION

Therapeutic Solutions International, Inc. (“TSOI” or the “Company”) was organized August 6, 2007, under the name Friendly Auto Dealers, Inc., under the laws of the State of Nevada. In the first quarter of 2011 the Company changed its name from Friendly Auto Dealers, Inc. to Therapeutic Solutions International, Inc., and acquired Splint Decisions, Inc., a California corporation.

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

Regenerative Medicine – TSOI obtained exclusive rights to a patented adult stem cell for development of therapeutics in the area of chronic traumatic encephalopathy (CTE) and traumatic brain injury (TBI) and Lung Pathology (LP).

The stem cell licensed, termed “JadiCell” is unique in that it possesses features of mesenchymal stem cells, however, outperforms these cells in terms of a) enhanced growth factor production; b) augmented ability to secrete exosomes; and c) superior angiogenic and neurogenic ability. Subsequent to this acquisition the Company has filed an additional 22 patents on this population of unique mesenchymal like stromal cells.

Immunotherapies

TSOI has a large portfolio of immunotherapies that range from dendritic cell vaccines for cancers to parkinson’s disease developed on our StemVacs platform.

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

ARDScell Umbilical Cord-derived Mesenchymal Stem Cells for Patients with Acute Respiratory Distress Syndrome

The overall objective of this protocol is to confirm safety and determine effectiveness of Umbilical Cord Mesenchymal Stem Cells (UC-MSC) infusions in subjects with ARDS.

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

CTEcell Investigation of Umbilical Cord-derived Mesenchymal Stem Cells for the Treatment of Chronic Traumatic Encephalopathy Patients transferred to CTE Biologics, Inc.

To determine safety and efficacy of 100 million intravenously administered CTEcell™ allogeneic umbilical cord mesenchymal stem cells. Efficacy will be determined by behavioral scores, brain imaging, and reduction in inflammatory markers. Toxicity of treatment was evaluated for the duration of the study and will be graded according to the criteria of the World Health Organization.

COPDcell Therapy IND transferred to Breathe Biologics, Inc.

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

Patents:

On September 29, 2023, the Company filed a patent application titled “Immunological Enhancement of Transplanted Dopaminergic Cells by Administration of Donor Derived Neutrophil Progenitors” which disclosed compositions of matter, protocols and therapeutic means to enhance engraftment and viability of pluripotent stem cell derived dopaminergic cells by simultaneously administering donor derived neutrophils or neutrophil progenitors. In one embodiment said neutrophil progenitors are engineered to express tolerogenic molecules such as Fas Ligand. In another embodiment pluripotent stem cells are cultured in BMP4 containing media to generate embryoid bodies which are subsequently dissociated and treated with G-CSF and interleukin 10.

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

On September 19, 2023, the US Patent and Trademark Office issued and granted U.S. Patent No.: 11,759,495 titled “Upregulation of Therapeutic T Regulatory Cells and Suppression of Suicidal Ideations in Response to Inflammation by Administration of Nutraceutical Compositions Alone or Combined with Minocycline” which discloses compositions of matter, treatments and protocols useful for induction of T regulatory cells in response to inflammation, as well as inhibition of suicidal ideations and/or neuroinflammation. In some embodiments the invention teaches the administration of a therapeutic combination of ingredients comprising of minocycline, pterostilbene, nigella sativa, sulforaphane, and epigallocatechin-3-gallate (EGCG) to a mammal undergoing upregulation of inflammatory mediators.

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

On May 25, 2023, the Company announced the creation of CTE Biologics, Inc. as a subsidiary company dedicated to commercializing the JadiCell adult stem cell platform for treatment of chronic traumatic encephalopathy.

On July 05, 2023, the Company signed license agreements with CTE Biologics for the exclusive use of US Patent Publication No.: 20220125852 titled as: “Protection and Regeneration of Neurological Function by Using Stem Cells” as well as the sale and transfer of Investigational New Drug Application titled as: Investigation of Umbilical Cord derived Mesenchymal Stem Cells for the Treatment of Chronic Traumatic Encephalopathy Patients.

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

Treatment of Chronic Obstructive Pulmonary Disease (COPD) Using COPDcell™ Universal Donor Adult Stem Cells

On October 7, 2022, the Company formed Breathe Biologics, Inc. and licensed to them a patent application titled “Umbilical Cord Mesenchymal Stem Cells for Treatment of Chronic Obstructive Pulmonary Disease and Lung Degeneration” that discloses means of treating lung degenerative diseases including chronic obstructive pulmonary disease (CODP) using umbilical cord mesenchymal stem cells such as COPDcell’s.

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

Based on the above rationale for stem cell-based COPD treatments, we are proposing a 10 patient Phase I safety trial to assess ability of our COPDcell, a type of umbilical cord derived stem cells to improve objective and quality of life parameters in patients with moderate to severe COPD.

MSCs can be derived in large number from the Umbilical Cord (UC). COPDcells are a type of UC-MSCs, which can be utilized in the allogeneic setting and have demonstrated safety and efficacy in clinical trials for a number of disease conditions including inflammatory and immune-based diseases. UC-MSCs have been shown to inhibit inflammation and fibrosis in the lungs.

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

On August 16, 2023, TSOI issued this press release “Therapeutic Solutions International Subsidiary Allogen Biologics Inc. Successfully Manufactures JadiCell Master Cell Bank to Provide Cells for Right to Try Use and Phase III ARDS Clinical Trial”.

Now that we have established our own Master Cell Bank with corresponding biomarker assays of CD73, CD90, CD105 >90%, and CD14, CD34, CD45 <10%, these aliquots, which are in process of 3rd party validation will remain in cryopreservation to age the cells for purposes of required immuno-assays to clear phase 3 in the future when cells reach acceptable age to satisfy FDA. MCB was established in August 2023 and our estimate is next August 2024 we will have adequately aged the cells to obtain clearance for phase 3 IND.

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

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the United States, while the FTC regulates marketing and advertising claims. The FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body,” which includes regulations requiring companies, their suppliers, and manufacturers to meet Good Manufacturing Practices in the preparation, packaging, storage, and shipment of their products. Management is committed to meeting or exceeding the standards set by the FDA.

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

The Dietary Supplement Health and Education Act of 1994 (DSHEA) revised the existing provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements and defined dietary supplements to include vitamins, minerals, herbs, amino acids, and other dietary substances used to supplement diets. DSHEA generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about such products. The FDA is generally prohibited from regulating active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure, or prevent an illness, disease or malady, trigger drug status.

The Company is also subject to a variety of other regulations in the United States, including those relating to taxes, labor, and employment, import and export, and intellectual property.

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

Regenerative Medicine – TSOI obtained exclusive rights to a patented adult stem cell for development of therapeutics in the area of chronic traumatic encephalopathy (CTE) and traumatic brain injury (TBI) and Lung Pathology (LP).

The stem cell licensed, termed “JadiCell” is unique in that it possesses features of mesenchymal like stem cells, however, outperforms these cells in terms of a) enhanced growth factor production; b) augmented ability to secrete exosomes; and c) superior angiogenic and neurogenic ability. Subsequent to this acquisition the Company has filed an additional 22 patents on this population of unique mesenchymal like stromal cells.

Immunotherapies

TSOI has a large portfolio of immunotherapies that range from dendritic cell vaccines for cancers to parkinson’s disease developed on our StemVacs platform.

Results of Operations for the nine months ended September 30, 2023, and 2022

We had net loss of $1,743,194 for the nine months ended September 30, 2023, compared to a net loss of $2,737,342 for the nine months ended September30, 2022, a decrease of $994,148. This decrease was mainly due to decreases in consulting and research and development expenses. The Company has concentrated on Patents this year.

Net sales decreased $123,207, from $198,188 to $75,161, for the nine months ended September 30, 2022, and 2023, respectively. Sales have declined because of the economy.

Cost of goods sold decreased $7,220 from $33,437 to $26,217, for the nine months ended September 30, 2022, and 2023, respectively. These decreases were mainly a result of decreases in net sales for products in 2023.

Operating expenses for the nine-month periods ended September 30, 2023, and 2022 were $1,478,652 and $2,486,052, a decrease of $1,007,400. This decrease was mainly due to decreases in consulting and research and development expenses.

General and administrative expenses decreased $28,613, from $388,561 to $359,948 for the nine months ended September 30, 2022, and 2023, respectively. This decrease was mainly attributable to a decrease in marketing, advertising and selling expenses during the nine months ended September 30, 2023.

Salaries, wages, and related expenses decreased $1,227, from $336,926 to $335,699 for the nine months ended September 30, 2022, and 2023, respectively. This decrease was mainly due to a decrease in wage related expenses as we weren’t manufacturing our own product in-house for the nine months ended September 30, 2023.

Consulting fees decreased $174,377 from $317,284 to $142,907 for the nine months ended September 30, 2022, and 2023, respectively, due to a decrease in overall consulting services. Prepaid consulting services were expensed over either a year or two years and have expired which led to a decrease in consulting services. We had an increase in patent expense which doesn’t use consulting services.

Legal and professional fees decreased $36,206 from $266,158 to $229,952 for the nine months ended September 30, 2022, and 2023, respectively, due to decrease in legal expense for patents.

Research and development decreased $766,977, from $1,177,123 to $410,146 for the nine months ended September 30, 2022, and 2023, respectively, due to a decrease in research and development due to a contractor completing his term of research. The company has concentrated on Patents this year to date.

Loss on derivatives liability increased approximately $158,522, from a loss of $136,583 to a gain of $21,939 for the nine months ended September 30, 2022, and 2023, respectively. This increase was mainly due to aa increase in the amount of new convertible notes being issued during the current period.

Change in fair derivatives liabilities gains decreased approximately $327,139 from a gain of $233,303 to a loss of $93,836 for the nine months ended September 30, 2022, and 2023, respectively. This decrease was largely due to a decrease in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense decreased $185,626 from $512,761 to $327,135 for the nine months ended September 30, 2022, and 2023, respectively. This decrease was mainly due to decreased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $19.4 million and a working capital deficit of approximately $1.9 million at September 30, 2023. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2023, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of September 30, 2023, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of September 30, 2023.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods.

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

On April 6, 2023, we issued 40,959,979 shares of common stock for an investment in the Company’s Private Placement of $75,.366.

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

On June 7, 2023, we issued 11,758,929 shares of common stock for the complete conversion of $116,463\for convertible note dated December 5, 2022.

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

On July 13, 2023, we issued 21,843,750 shares of common stock for the complete conversion of $26 213 for convertible note dated January 10, 2023.

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

On August 31, 2023, we issued 20,175,569 shares of common stock for an investment in the Company’s Private Placement of $17,755.

On September 6, 2023, we issued 20,000,000 shares of common stock for an investment in the Company’s Private Placement of $10,000.

On September 20, 2023, we committed to issue 2,500,000 shares of common stock, valued at $0.0015 per share, for consulting services, which were subsequently issued on October 3, 2023.

On September 19, 2023, we issued 24,149,625 shares of common stock for an investment in the Company’s Private Placement of $23,184.

On September 20, 2023, we issued 61,757,394 shares of common stock, valued at $0.0016 per share, for consulting services.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Date:	November 14, 2023

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer
(Principal Executive Officer)

