Form 10-K
period 2023-12-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2024-04-17
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $6,581,483 based on a closing price of $0.0021 as of June 30, 2023.

As of April 17, 2024, 4,230,116,869 shares of the registrant’s common stock, par value of $0.001 per shares, were outstanding.

INDEX

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

PART I.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and any statements regarding future potential revenue, gross margins and our prospects for 2023 and thereafter. These statements may appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

Orphan Drug Designation:

Rare diseases affect patients and their families. Over 7,000 rare diseases affect more than 30 million people in the United States. Many rare conditions are life threatening, and most do not have treatments.

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

Patents:

On February 26, 2024, the Company filed a patent application titled “Stem Cell Facilitation of Gene Therapy Induced Differentiation or Transdifferentiation” that discloses methods, compositions of matter and procedures for enhancing insulin production through concurrent regenerative and genetic therapy. In one embodiment the invention teaches administration of regenerative cells concurrent with PDX-1 gene administration. Said regenerative cells include mesenchymal stem cells, hematopoietic stem cells, and tissue specific progenitor cells. In one specific embodiment endogenous stem cells are mobilized after administration of PDX-1 in order to increase differentiation of pancreatic progenitors. In one embodiment, coadministration of MDX1 gene together with mesenchymal stem cells is provided to treat conditions such as multiple sclerosis. Further enhancement of therapeutic activity is mediated through co-administration of T regulatory cells and/or agents that stimulate T regulatory cells.

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

ARDS is a condition in which lung injury causes fluid to leak into the spaces between the capillaries and the alveoli. Pressure on the alveoli increases, and eventually fluid accumulates. Fluid in the lungs causes the alveoli to collapse, leading to a series of cascading problems, each further decreasing the lungs’ capacity to move oxygen into the blood, and directly impacting the body’s tissues and organs. ARDS afflicts approximately 198,000 Americans a year and is expected to reach a 19.5 billion dollar a year market by 2029.

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

Amyotrophic Lateral Sclerosis

In December 2023, the Company announced the formation of ALS Biologics Inc, a subsidiary company dedicated to accelerating development of the Company’s assets related to Amyotrophic Lateral Sclerosis, a progressive motor neuron degenerative disease for which no cure exists. The company was formed based on previous positive observations in patients treated with the Company’s ALScell™ (JadiCell™) product under the Right to Try Law.

The ALScell™ (aka JadiCell™) is unique in that it possesses features of mesenchymal stem cells, however, ALScells outperform these cells in terms of a) enhanced growth factor production; b) augmented ability to secrete exosomes; and c) superior angiogenic and neurogenic ability.

Epilepsy

On January 16, 2024, the Company announced the forming of Epilepsy Bio, Inc., focused on treatment methods for reducing and/or reversing epilepsy through administration of mesenchymal stem cells to induce immune modulation and/or regenerative processes.

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

EMPLOYEES

As of December 31, 2023, we had three full-time employees, all non-union. We believe that our relations with our employees are good.

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

As a smaller reporting company, we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, expenses, revenue, liquidity, and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations, and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Internal Control

Our management has concluded that our internal control over financial reporting is not effective. Material weaknesses in our internal control over financial reporting could cause our financial reporting to be unreliable and could lead to misinformation being disseminated to the public.

Our management concluded that as of December 31, 2023, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2023:

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

Based on our current business plan, we believe that our cash and cash equivalents at December 31, 2023 will not be sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report on Form 10-K. Our current commercialization of products and clinical trial strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash. We need to raise additional capital to fund our operations. We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing or other preferred equity instruments, if available, may involve restrictive covenants.

There is substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2023, with respect to this uncertainty. This going concern uncertainty, and any future going concern uncertainty, could materially limit our ability to raise additional capital. We have incurred significant losses since our inception, and it is possible we will never achieve future profitability. As a result, we continue to incur significant general and administrative expenses related to our operations. As a result, we have incurred substantial net losses to date. Our net losses for the years ended December 31, 2022, and 2022 were $2.7 million and $3.7 million, respectively. As of December 31, 2023, we had an accumulated deficit of $20.1 million. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations.

We may not be able to effectively manage our potential growth and the execution of our business plan.

Our potential growth and the execution of our business plan together are likely to place significant strain on our managerial, operational, and financial resources. To effectively manage our potential growth and execute our business plan, we will need to, among other things:

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

The Sarbanes-Oxley Act and related rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, these rules and regulations increase compliance costs and make certain activities more time-consuming and costly. As a public entity, these rules and regulations also make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve as directors or as executive officers.

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

ITEM 1B	CYBERSECURITIES

Risk Management and Strategy

The Company invests in information technology systems for its e-commerce and Corporate websites. Such investments, including the implementation of technology updates, improves the Company’s customers’ experience, and supports both compliance and internal controls. The Company is actively attempting to identify and manage cybersecurity risks. Protecting company data, non-public customer and employee data, and the systems that collect, process, and maintain this information is a Company Priority.

Cybersecurity Risk

In recent years there has been an increased risk of information and security risks due to increased sophistication and activities of perpetrators of cyber attacks. The computers are used for our everyday business operations including mobile devices and other online means of activities to connect with our customers, employees, suppliers, and other parties. This extensive use gives rise to cybersecurity risks such as system disruption, theft, and release of confidential information. There is sensitive information stored in the systems and intellectual property, including employees, customers and other financial information.

In the future we may be required to expend additional resources to continue to enhance information security measures to investigate and remediate any information security vulnerabilities. We can provide no assurance that the measures we have implemented to prevent security breaches and cyber incidents will be effective in the event of a cyber-attack. Our Directors do not have enough expertise to monitor and manage such risks and will need to rely upon others to help us stay vigilant, process, report, and remediate any incidents.

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

Our stock is now traded in OTC Markets under the stock symbol TSOI, which results in a very illiquid and limited market for our common stock. As of the date of Annual Report on Form 10-K there are approximately 213 stockholders of record of our common stock.

The following table sets forth the quarterly high and low closing sales prices for our common stock from January 1, 2022 through December 31, 2023.

Quarter Ended	High	Low
December 31, 2023	$0.0012	$0.001
September 30, 2023	$0.018	$0.0014
June 30, 2023	$0.022	$0.0021
March 31, 2023	$0.0027	$0.0023
December 31, 2022	$0.0063	$0.0055
September 30, 2022	$0.014	$0.0121
June 30, 2022	$0.022	$0.0199
March 31, 2022	$0.0257	$0.0241

Dividends

We did not declare or pay dividends during 2022 to 2023.

Issuances of Unregistered Securities

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

In 2023, we issued 556,632,297 shares of common stock for an investment in the Company’s Private Placement of $790,432.

In 2023, we issued 115,527,394 shares of common stock, valued at $176,911 for consulting services.

In 2023, we issued 64,081,632 shares of common stock, valued at $110,000 for salaries.

In 2023, we issued 60,000,000 shares of common stock, valued at $96,000 for land development.

In 2023, we issued 389,304,825 shares of common stock for the conversion of convertible notes of $928,816.

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

Results of Operations

We had a net loss of approximately $2.2 million in 2023 compared to a net loss of approximately $3.8 million in 2022.

Net sales decreased $107,773 from $206,767 to $98,994, for the years ended December 31, 2022 and 2023 respectively. This decrease was mainly due to an decrease in sales of the Company’s nutraceutical line of products.

Cost of goods sold decreased $42,672, from $79,440 to $36,768, for the years ended December 31, 2022 and 2023, respectively. This decrease was mainly due to lower net sales of the Company’s nutraceutical line of products in 2023 vs 2022.

Operating expenses for the years ended December 31, 2023 and 2022 were approximately $2 million and $3.4 million, respectively, a decrease of $1.4 million. This decrease was mainly due a combination of less selling expenses as sales decreased, and less research and development as we paid out more for patent expenses.

General and administrative expenses decreased approximately $23,000, from $497,000 to $474,960, for the years ended December 31, 2022 and 2023, respectively. This decrease was mainly due to a selling expenses decreased due to less sales.

Salaries, wages and related expenses decreased approximately $12,000, from $445,000 to $433,000, for the years ended December 31, 2022 and 2023, respectively. This decrease was mainly due to using an outside manufacturer instead of manufacturing in house.

Consulting fees decreased approximately $464,000, from $613,000 to $149,000 for the years ended December 31, 2022 and 2023, respectively, due to expired 2 year consulting agreements which were not renewed.

Legal and professional fees increased approximately $31,000, from $400,000 to $431,000 for the years ended December 31, 2022 and 2023, respectively, due to a increase in general counsel services handling filings with the SEC and new subsidiaries.

Research and development costs decreased approximately $891,000 from $1,452,000 to $561,000, for the years ended December 31, 2022 and 2023, respectively. This decrease was mainly due more patent fees and less cash for research and development.

Total loss from derivatives liabilities increased approximately $168,000 from a loss of $131,000 to a gain of $37,000 for the years ended December 31, 2022 and 2023, respectively. This increase was due to a derivative liability expense from certain convertible notes in 2023 compared to 2022.

Total change in fair value of derivatives liabilities decreased approximately $309,000 from a gain of $291,000 to a loss of $18,000 for the years ended December 31, 2022 and 2023, respectively. This decrease was due to a derivative liability expense from certain convertible notes in 2023 compared to 2022.

Net interest expense increased approximately $223,000 from $646,000 to $423,000 for the years ended December 31, 2022 and 2023, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $20 million and a working capital deficit of approximately $1.8 million at December 31, 2023. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

There is no guarantee we will receive the required financing to complete our business strategies, and it is uncertain whether future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

As of December 31, 2023, we had approximately $28,000 in cash and cash equivalents, representing a decrease in cash and cash equivalents of approximately $18,000 from December 31, 2022. Sources of cash were predominantly from the sale of equity and debt. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with liquidity into the end of 2023.

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash outflows to support the growth of our business in areas such as R&D and G&A expenses. Our operating cash flows are also affected by our working capital needs to support personnel related expenditures, accounts payable and other current assets and liabilities.

During the year ended December 31, 2023, cash used in operating activities was $1,055,290, which was primarily the result of our net loss incurred of $2,224,700, partially offset by increases in the various accounts payable and accrued liability accounts totaling $143,963 and non-cash expenses including stock-based compensation of $278,752 change in value on derivative liabilities of $17,836, amortization of debt discount of $384,744 and amortization and depreciation of $311,778.

Cash Flows from Investing Activities

During the year ended December 31, 2023, net cash used by investing activities was $24,000, compared to $0 during the year ended December 31, 2022. The decrease of approximately $24,000 in net cash used by investing activities is mainly attributable to a purchase of property and equipment and an issuance of notes receivables from the Company’s subsidiaries

Cash Flows from Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $1,077,676, compared to $943,088 during the year ended December 31, 2022. The increase of approximately $357,000 in net cash provided by financing activities is mainly attributable to an increase of $1,012,932 in cash received from the sale of common stock. Other cash flows provided by financing activities during the year ended December 31, 2023 included proceeds from convertible notes payable to related and third parties totaling $292,000 offset by payments on notes payable to related parties and third parties of $5,000.

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

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15I and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO has concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective.

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

Our management, including the Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission(“COSO”) (2013) in Internal Control-Integrated Framework. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

(1)	Our management concluded that as of December 31, 2023, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2023 we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

(2)	we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, and the performance of account reconciliations and approval ;

(3)	we have ineffective controls over the period end financial disclosure and reporting process caused by reliance on third-party experts and/or consultants and insufficient accounting staff.

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we have increased our use of external accounting services, adopted policies to improve timely reviews by management and coordination with accounting consultants, and engaged corporate and securities legal counsel with better capabilities than our previous provider’s.

ITEM 9B	OTHER INFORMATION.

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective ages as of December 31, 2023 are as follows:

Directors:

Name of Director	Age
Timothy G. Dixon	65
Dr. Thomas E. Ichim	48

Executive Officers:

Name	Position	Age
Executive Officers:
Timothy G. Dixon	President and Chief Executive Officer	65
Famela Ramos	Vice President	47
James Veltmeyer, MD	Chief Medical Officer	58
Feng Lin, MD, PhD	Chief Scientific Officer	53

The term of office for each director is one year, or until the next annual meeting of the stockholders.

Biographical Information

Timothy G. Dixon

Mr. Dixon currently serves as Chief Executive Officer, President, and Chairman of Therapeutic Solutions International, Inc. He also currently serves as Chairman of Campbell Neurosciences, Inc., Allogen Biologics, Inc., ALS Biologics, Inc., CTE Biologics, Inc., Epilepsy Biologics, Inc., Res Nov Bio, Inc., VasoSome Vascular, Inc., and Breathe Biologics, Inc., all subsidiaries of TSOI. Mr. Dixon previously served as the President of TMD Courses, Inc. from 2006 to 2012 and; as the President of Splint Decisions Inc. from 2010 to 2011. Mr. Dixon also has extensive experience in dealing with corporate compliance matters with the U.S. Food and Drug Administration (FDA), as well as many international regulatory bodies. Mr. Dixon is inventor and co-inventor of 75+ patents and patents pending..

Thomas E. Ichim, Ph.D.

Dr. Ichim was appointed to the Board of Directors on January 22, 2016. Dr. Ichim also serves as CEO and Director of Campbell Neurosciences, Inc., Allogen Biologics, Inc., ALS Biologics, Inc., Breathe Biologics, Inc., and Director of Allogen Biologics, Inc., Epilepsy Biologics, Inc., Res Nov Bio, Inc., and VasoSome Vascular, Inc., all subsidiaries of TSOI. Dr. Ichim is a seasoned biotechnology entrepreneur with a track record of scientific excellence. He has founded/co-founded several companies including Batu Biologics, Inc., Medvax Pharma Corp, ToleroTech Inc, bioRASI, and OncoMune LLC. To date, he has published 121 peer-reviewed articles and is co-editor of the textbooks “RNA Interference: From Bench to Clinical Translation” and “Immuno-Oncology Text Book.”

Dr. Ichim is an ad-hoc editor and sits on several editorial boards. Dr. Ichim is an inventor on over 300 patents and patent applications. Dr. Ichim has extensive experience with stem cell therapy and cellular product development through FDA regulatory pathways. Dr. Ichim spent over 7 years as the President and Chief Scientific Officer of Medistem, developing and commercializing a novel stem cell, the Endometrial Regenerative Cell, through drug discovery, optimization, preclinical testing, IND filing, and up through Phase II clinical trials with the FDA. Dr. Ichim has extensive experience in product development, regulatory filings, and business development.

Dr. Ichim has a BSc in Biology from the University of Waterloo, Waterloo, Ontario, Canada, an MSc in Microbiology and Immunology a University of Western Ontario, London, Ontario, Canada and a Ph.D. in Immunology from the University of Sciences Arts and Technology, Olveston Monserrat.

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

SCIENTIFIC ADVISORY BOARD

The following are members of the Company’s Scientific Advisory Board as of December 31, 2023:

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

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Summary Compensation Table

The following table summarizes the compensation paid, with respect to years ended December 31, 2023 and 2022 for services rendered to us in all capacities, to each person who served as an executive officer of the Company.

Name and Principal		Salary		Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	All Other Compensation	Total
Position	Year	($)		($)	($)	($)	($)	($)	($)
Timothy G. Dixon	2023	240,000	(1)	-	125,000	-	-	-	365,000
President, CEO and CFO	2022	240,000	(2)	-	140,800	-	-	-	380,800

Dr. James Veltmeyer	2023	-		-	75,000	-	-	-	75,000
Chief Medical Officer	2022	-		-	25,100	-	-	-	25,100

Feng Lin	2023	-		-	15,000	-	-	-	15,000
Chief Scientific Officer	2022	-		-	25,100	-	-	-	25,100

Famela Ramos	2023	-		-	15,100	-	-	-	15,000
Vice President	2022	-		-	25,100	-	-	-	25,100

(1)	$120,000 was accrued and $110,000 paid with stock as of December 31, 2023

(2)	$120,000 was accrued and $67,400 paid with stock as of December 31, 2022

Outstanding Equity Awards

None

Employment Agreements

We do not have any employment agreements as of December 31, 2023.

Director Compensation

When our employees serve on our Board of Directors, we do not give them any additional compensation in respect of such Board service. Directors currently serve without compensation.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2023, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. As of December 31, 2023, a total of 3,802,666,978 shares of our common stock were outstanding.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Timothy G. Dixon (1)	358,993,103	9.44%
Thomas E. Ichim (1)	142,000,000	3.73%
John Peck, Jr.	227,283,333	5.98%
Feng Lin	62,000,000	1.63%
James Veltmeyer	37,000,000	0.97%
Famela Ramos	6,000,000	0.16%
All directors and executive officers as a group (2 persons) (1)(2)	500,953,103	13.17%

1)	Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares. The persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors currently consists of two directors, one of whom is an officer of the Company. As of December 31, 2023, we disclose that we had no independent directors.

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

Audit Fees

The aggregate fees billed to us by our principal accountants, Fruci & Associates II, PLLC for auditing services for fiscal year 2023 was $68,625 (inclusive of the review of the quarterly reports on Form 10-Q) and for year 2022 was $66,100.

Audit-Related Fees, Tax Fees and All Other Fees

There were no fees billed to us by our principal accountant for fiscal year 2023 and 2022 for assurance and related services (audit-related fees), tax services or other products and services.

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

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation
3.1.1	Certificate of Merger, filed February 22, 2011
3.1.2	Certificate of Amendment to Articles of Incorporation filed October 15, 2012 (incorporated herein by reference to Form 8-K, filed on October 17, 2012)
3.2	Bylaws (incorporated herein by reference to Form SB-2, filed on November 21, 2007)
3.2.1	Bylaws amendments adopted August 22, 2012, August 24, 2012 and September 26, 2012 (incorporated herein by reference to Form 8-K, filed on October 17, 2012)
31.1	Rule 13a-14(a)/Section 302 Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/Section 302 Certification of Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350/Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
Chief Executive Officer and President

Date:	April 17, 2024

By:	/s/ Thomas E. Ichim
Thomas E. Ichim
Director

Date:	April 17, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Therapeutic Solutions International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Therapeutic Solutions International, Inc. and subsidiaries (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses since inception, has not generated material revenue from operations and requires additional funds to maintain its operations. This factor, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2019.

Spokane, Washington

April 17, 2024

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Balance Sheets

	December 31, 2023	December 31, 2022 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$27,823	$18,434
Restricted cash	-	11,003
Accounts receivable	19,196	25,398
Inventory	22,574	42,428
Prepaid expenses and other current assets	16,320	212,352
Total current assets	85,913	309,615

Property and equipment, net	374,355	273,078
Right-of-use asset	125,557	8,612
Other assets	2,706,187	3,014,620

Total assets	$3,292,012	$3,605,925

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$397,674	$399,410
Accounts payable-related parties	7,204	9,791
Accrued expenses and other current liabilities	536,118	531,783
Lease liability	20,525	8,612
Notes payable, current portion	4,638	4,638
Convertible notes payable, net of discount of $112,384 and $175,063, at December 31, 2023 and 2022, respectively	49,616	65,187
Notes payable-related parties, net	702,741	988,672
Derivative liabilities	181,070	202,144
Total current liabilities	1,899,586	2,210,237

LONG TERM LIABILITIES
Notes payable, net of current portion	5,512	10,507
Lease liability, net of current portion	105,032	-
TOTAL LIABILITIES	2,010,130	2,220,744

Commitments and contingencies	-	-

Shareholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 2 shares and 2 shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Common stock, $0.001 par value; 5,500,000,000 and 3,500,000,000 shares authorized, respectively; 3,802,666,978 and 2,617,390,830 shares issued and outstanding at December 31, 2023 and 2022, respectively.	3,802,668	2,617,392
Additional paid-in capital	17,670,092	16,655,643
Shares to be issued	-	126,324
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(20,326,465)	(18,156,651)
Total shareholders’ equity	1,125,295	1,221,708
Non-controlling interest	156,587	163,473
Total shareholders’ equity - Therapeutic Solutions International, Inc.	1,281,882	1,385,181

Total liabilities and shareholders’ equity	$3,292,012	$3,605,925

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022 (Restated)

Net sales	$98,994	$206,767
Cost of goods sold	36,768	79,440

Gross profit	62,226	127,327

Operating expenses:
General and administrative	474,960	497,151
Salaries, wages, and related costs	433,324	444,865
Consulting fees	148,570	612,658
Legal and professional fees	431,197	399,902
Research and development	560,654	1,452,128
Total operating expenses	2,048,705	3,406,704

Loss from operations	(1,986,479)	(3,279,377)

Other income (expense):
Gain (loss) on derivative liabilities	36,985	(131,475)
Change in fair value of derivative liabilities	(17,836)	291,123
Interest expense	(423,265)	(646,089)
Gain on extinguishment of debt	168,145	-
Other expense	-	(110,642)
Total other income (expense)	(235,971)	(597,083)

Loss before provision for income taxes	(2,222,450)	(3,876,460)

Provision for income taxes	2,250	1,600

Net loss before non-controlling interest	(2,224,700)	(3,878,060)

Loss attributable to non-controlling interest	(54,886)	(64,079)

Net loss attributable to Therapeutic Solutions International, Inc.	$(2,169,814)	$(3,813,981)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	3,168,900,801	2,528,062,958

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Changes in Shareholders’ Deficit

For the Years Ended December 31, 2023 and 2022

	Series A Preferred Stock		Common Stock		Additional Paid-in	Shares to	Subscription	Accumulated	Non-controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	be Issued	Receivable	Deficit	Interest	(Deficit)
December 31, 2021	-	$-	2,311,123,860	$2,311,125	$11,220,653	$-	$(21,000)	$(14,342,670)	$227,552	$(604,340)

Common stock issued for services	-	-	32,412,577	32,413	557,107	102,000	-	-	-	691,520
Common stock issued for prepaid fees	-	-	11,000,000	11,000	231,320	-	-	-	-	242,320
Common stock issued for salaries	-	-	4,812,259	4,812	62,587	-	-	-	-	67,399
Common stock issued for cash	-	-	44,500,000	44,500	400,500	-	-	-	-	445,000
Common stock issued for license	-	-	149,402,390	149,402	2,958,168	-	-	-	-	3,107,570
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	64,139,744	64,140	1,225,308	24,324	-	-	-	1,313,772
Issuance of preferred stock	2	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(3,813,981)	(64,079)	(3,878,060)
December 31, 2022	2	$-	2,617,390,830	$2,617,392	$16,655,643	$126,324	$(21,000)	$(18,156,651)	$163,473	$1,385,181

Common stock issued for services	-	-	115,257,394	115,257	163,654	(102,000)	-	-	-	176,911
Common stock issued for salaries	-	-	64,081,632	64,082	45,918	-	-	-	-	110,000
Common stock issued for cash	-	-	556,632,297	556,632	233,800	-	-	-	-	790,432
Common stock issued by subsidiary for services	-	-	-	-	53,841	-	-	-	48,000	101,841
Common stock issued for land development	-	-	60,000,000	60,000	36,000	-	-	-	-	96,000
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	389,304,825	389,305	481,236	(24,324)	-	-	-	846,217
Net loss	-	-	-	-	-	-	-	(2,169,814)	(54,886)	(2,224,700)
December 31, 2023	2	$-	3,802,666,978	$3,802,668	$17,670,092	$-	$(21,000)	$(20,326,465)	$156,587	$1,281,882

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022 (Restated)

Cash flows from operating activities
Net loss	$(2,224,700)	$(3,878,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	101,841	380,820
Stock-based compensation to related parties	176,911	310,700
Loss on derivative liabilities	(36,985)	131,475
Change in fair value of derivative liabilities	17,836	(291,123)
Gain on extinguishment of debt	(168,145)	-
Amortization of prepaid stock-based compensation	116,793	951,748
Amortization of debt discount	384,744	593,463
Patent amortization	300,897	233,685
Depreciation	10,881	10,946
Changes in operating assets and liabilities:
Accounts receivable	6,202	(8,785)
Inventory	19,854	(2,611)
Prepaid expenses and other current assets	94,618	354,989
Right-of-use asset	29,299	25,572
Accounts payable	(1,738)	15,166
Accounts payable - related parties	(2,587)	(9,791)
Accrued expenses and other current liabilities	148,288	169,451
Lease liability	(29,299)	(25,572)
Net cash used in operating activities	(1,055,290)	(1,037,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,158)	-
Purchase of license	-	-
Issuance of note receivable	(7,842)	-
Net cash used in investing activities	(24,000)	-

Cash flows from financing activities
Payments on notes payable to related party	(21)	(2,453)
Proceeds from notes payable to related party	6,510	-
Proceeds from convertible notes payable	285,750	505,000
Payments on notes payable	(4,995)	(4,459)
Proceeds from sale of common stock	790,432	445,000
Net cash provided by financing activities	1,077,676	943,088

Net decrease in cash, cash equivalents and restricted cash	(1,614)	(94,839)
Cash, cash equivalents and restricted cash at beginning of period	29,437	124,276
Cash, cash equivalents and restricted cash at end of period	$27,823	$29,437

Supplemental cash flow information:
Cash paid for interest	$2,761	$3,173
Cash paid for income taxes	$1,450	$800

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$37,500	$39,000
Debt discount recorded in connection with derivative liability	$284,565	$503,726
Common stock issued in conversion of convertible notes payable and interest	$846,217	$1,313,772
Common stock issued for prepaid fees	$-	$242,320
Common stock issued for accrued salaries	$110,000	$67,399
Accrued interest added to principal	$13,126	$25,914
Common stock issued for license	$-	$3,107,570
Common stock issued for land development	$96,000	$50,400
Right of use asset and lease liability	$146,244	$-

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$27,823	$18,434
Restricted cash	-	11,003
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$27,823	$29,437

See accompanying notes to consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Management does not expect existing cash as of December 31, 2023, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumed the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2023, the Company has incurred losses totaling $20.1 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Therapeutic Solutions International, Inc., its wholly owned subsidiaries,its 68% owned subsidiary Res Nova Bio, Inc. and its 52% owned subsidiary Campbell Neurosciences, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. No material activity in any subsidiaries. The Company reinstated the 2022 Financial Statements due to the evaluation of Campbell Neurosciences as a variable interest entity (VIE), having a controlling interest despite not having voting rights. The Company didn’t appropriately identify and consolidate the VIE.

Accounts Receivable

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an 2 allowance for credit losses.

The company looks at historical losses, assesses current and future events to adjust historical information as necessary, and applies percentages to accounts receivable balances based on aging.

The company recorded an allowance for doubtful accounts of $6,807 as of both December 31, 2023 and 2022, respectively.

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

The sales were $98,994 and $206,767 as of December 31, 2023, and 2022, respectively.

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

Purchase Price & Payments. Seller agrees to sell the Goods to Buyer for Fifty Percent (50%) off Sellers listed retail price. Seller will provide an invoice to Buyer at the time of delivery. All invoices must be paid, in full, within thirty (30) days. Any balances not paid within thirty (30) days will be subject to a five percent (5%) late payment penalty. In the event Buyer exceeds the aggregate of $500,000 worth of aforementioned products having been purchased, delivered, and paid for, Buyer will be entitled to an additional Five Percent (5%) discount up to the aggregate of $750,000.00. In the event Buyer exceeds the aggregate of $750,000 worth of aforementioned products having been purchased, delivered, and paid for, Buyer will be entitled to an additional Five Percent (5%) discount up to the aggregate of $1,500,000.00. All future sales after initial $1,500,000 in aggregate purchases will be sold at 60% off retail.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2023 and 2022, the Company had $0 in excess of the FDIC insured limit.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $181,070 and $202,144 at December 31, 2023 and 2022, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2023 and 2022, the Company has level 3 fair value calculations on derivative liabilities.

The following is the change in derivative liability for the years ended December 31, 2023 and 2022:

Balance, December 31, 2021	$531,525

Issuance of new derivative liabilities	674,971
Conversions	(713,229)
Change in fair market value of derivative liabilities	(291,123)

Balance, December 31, 2022	202,144

Issuance of new derivative liabilities	371,761
Conversions	(410,671)
Change in fair market value of derivative liabilities	17,836
Balance, December 31, 2023	$181,070

Use of Estimates

Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss.

Non-Controlling Interests

Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership’s 68% share of net losses of Res Nova Bio, Inc. and 52% share of net losses of Campbell Neurosciences, Inc. incurred during the year ended December 31, 2023.

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

As of December 31, 2023, and 2022, a total of 1,151,186,465 and 267,136,056, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Depreciation and Amortization

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Amortization is computed using the straight-line method over the term of the agreement. Depreciation expense for the year ended December 31, 2023, and 2022 was $10,881 and $10,946, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the year ended December 31, 2023, and 2022 was $300,897 and $233,685, respectively.

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

Shipping and Handling

The Company recognizes shipping and handling billed to customers as a component of net revenues, and the cost of shipping and handling within the general administrative expenses.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2023 and 2022 were $3,549 and $4,132, respectively.

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $560,654 and $1,452,128 for the year ended December 31, 2023, and 2022, respectively.

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

Leases

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 became effective for the Company in the first quarter of 2019 and was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $125,557 as of December 31, 2023.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Note 3 – Balance Sheet Reinstatement

The Company’s subsidiary, on various dates in 2021, issued stock to various founders and investors. The stock has been fluctuating and the percentage of stock ownership by the company varied. The Company reinstated the 2022 Financial Statements due to the evaluation of the subsidiary as a variable interest entity (VIE), having a controlling interest despite not having voting rights. The Company didn’t appropriately identify and consolidate the VIE. The Company has issued additional shares which brings the ownership of the subsidiary over 50%, management determined that they should be included in the financial statements. The balance sheet as of December 31, 2022, has therefore been restated, with the accounts impacted by the change detailed below:

	December 31, 2022
	Originally Reported	As Restated	Change

Cash and cash equivalents	$18,040	$18,434	$(394)
Total assets	$3,605,531	$3,605,925	$(394)

Additional paid-in capital	$16,334,129	$16,655,643	$(321,514)
Accumulated deficit	(17,672,058)	(18,156,651)	484,593
Total shareholders’ equity	1,384,787	1,221,708	163,079
Non-controlling interest	-	163,473	(163,473)
Total liabilities and stockholders’ equity	$3,605,531	$3,605,925	$(394)

	December 31, 2022
	Originally Reported	As Restated	Change

General and administrative	$491,928	$497,151	$(5,223)
Consulting fees	432,033	612,658	(180,625)
Legal and professional fees	397,302	399,902	(2,600)
Research and development	1,441,128	1,452,128	(11,000)

Loss from operations	(3,079,929)	(3,279,377)	199,448

Loss before provision for income taxes	(3,677,012)	(3,876,460)	199,448
Provision for income taxes	800	1,600	(800)
Net loss before non-controlling interest	(3,677,812)	(3,878,060)	200,248
Loss attributable to non-controlling interest	-	(64,079)	64,079

Net loss attributable to Therapeutic Solutions International, Inc.	$(3,677,812)	$(3,942,139)	$264,327

Note 4 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2023	December 31, 2022 (Restated)

Prepaid consulting	$11,037	$148,550
Insurance	1,167	1,141
Prepaid costs and other	4,116	62,661
Total	$16,320	$212,352

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 5 – Fixed assets

Fixed assets consist of the following:

	December 31, 2023	December 31, 2022 (Restated)

Land	$347,381	$235,223
Vehicles	50,514	50,514
Computer hardware	6,135	6,135
Office furniture and equipment	7,912	7,912
Shipping and other equipment	1,575	1,575
Total	413,517	301,359
Accumulated depreciation	(39,162)	(28,281)
Property and equipment, net	$374,355	$273,078

Depreciation expense was $10,881 and $10,946 for the years ended December 31, 2023, and 2022, respectively.

Note 6 – Other assets

Other assets consist of the following:

	December 31, 2023	December 31, 2022

Prepaid consulting	$-	$7,537
Deposit	4,123	4,123
Licenses, net	2,702,064	3,002,960
Total	$2,706,187	$3,014,620

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	December 31, 2023	December 31, 2022 (Restated)

License	$3,261,122	$3,261,122
Accumulated amortization	(559,058)	(258,162)
Licenses, net	$2,702,064	$3,002,960

Amortization expense for the years ended December 31, 2023 and 2022 was $300,897 and $233,685, respectively.

Note 7 - Notes Payable-Related Party

Notes payable-related parties consist of:

	December 31, 2023	December 31, 2022 (Restated)

Various notes payable – Board of Directors Member, unsecured, including interest at 10% per annum, with maturity dates ranging from January 2024 to November 2024	$6,510	$-
Three notes payable – Chief Executive Officer, unsecured, including interest at 8%, 10% and 10% per annum, respectively, with maturity date of December 31, 2019	30,604	29,090
One note payable – Chief Executive Officer, unsecured, no interest, paid from a % of revenues	534,427	534,448
Note payable – Chief Financial Officer, unsecured, including interest at 8% per annum, with a maturity date of December 31, 2019	131,200	124,800
Three notes payable – Business Advisory Board Member, unsecured, including interest at 8% and 10% per annum, convertible into common stock at $0.005 and $0.004, respectively, with maturity date of April 20, 2019	-	300,334
	$702,741	$988,672

At December 31, 2023 and 2022, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $702,741 and $988,672 respectively. Interest accrued on these notes during the year ended December 31, 2023, and 2022 was $14,631 and $25,913, respectively. The notes payable with a maturity date of December 31, 2019, are in default.

Note 8 – Convertible Notes Payable

At various times during the years ended December 31, 2023 and 2022, the Company entered into convertible promissory notes with principal amounts totaling $323,250 and $544,000, respectively, with a third party for which the proceeds were used for operations. The Company received net proceeds of $285,750 and $505,000, respectively, and a $37,500 and $39,000 original issuance discount was recorded, respectively. The convertible promissory notes incur interest at 10% per annum and mature on dates ranging from January 2023 to November 2024. The convertible promissory notes are convertible to shares of the Company’s common stock 180 days after issuance. The conversion price per share is equal to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at December 31, 2023 a total of 1,151,186,465 common shares in connection with these promissory notes.

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

For the notes issued during the year ended December 31, 2023, the Company valued the conversion feature on the date of issuance resulting in an initial liability of $371,761. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $87,196 was recorded during the year ended December 31, 2023. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0008 to $0.0034, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0011 to $0.006, an expected dividend yield of 0%, expected volatility ranging from 124% to 161%, risk-free interest rate ranging from 4.67% to 5.46%, and an expected term of one year.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

During the year ended December 31, 2023, convertible notes with principal and accrued interest balances totaling $418,363 were converted into 331,554,825 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the fair value of the shares of common stock issued in excess or deficit of the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was recorded as a loss or gain on derivative liabilities. During the year ended December 31, 2023, the Company recorded $124,181 to gain on derivative liabilities in connection with these conversions. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0007 to $0.004, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.001 to $0.006, an expected dividend yield of 0%, expected volatility ranging from 110% to 193%, risk-free interest rates ranging from 4.55% to 5.41%, and expected terms of 0.46 to 0.50 years.

On December 31, 2023, the derivative liabilities on the remaining convertible notes were revalued at $181,070 resulting in a loss of $17,836 for the year ended December 31, 2023, related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.0006, the closing stock price of the Company’s common stock on the date of valuation of $0.001, an expected dividend yield of 0%, expected volatility ranging from 135% to 153%, risk-free interest rate of 4.79%, and an expected term ranging from 0.55 to 0.84 years.

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

During the year ended December 31, 2022, convertible notes principal plus their accrued interest totaling $774,176 were converted into 68,193,798 shares of common stock, of which 4,054,054 were yet to be issued as of December 31, 2022. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the fair value of the shares of common stock issued in excess or deficit of the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was recorded as a loss or gain on derivative liabilities. During the year ended December 31, 2022, the Company recorded $39,770 to gain on derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0038 to $0.016, the closing stock price of the Company’s common stock on the dates of valuation ranging from $0.006 to $0.026, an expected dividend yield of 0%, expected volatility ranging from 63% to 191%, risk-free interest rates ranging from 0.51% to 4.74%, and expected terms ranging from 0.44 to 0.50 years.

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

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the years ended December 31, 2023, and 2022, the Company amortized $384,744 and $593,463 to interest expense, respectively. As of December 31, 2023, discounts of $112,384 remained which will be amortized through November 2024.

Note 9 – Related party transactions

As of December 31, 2019 and 2018, the Company had accrued officers’ salary of $439,534 and $663,100, respectively. One of the officers settled with the company for a note payable that is unsecured on November 8, 2019 and doesn’t accrue interest and will be paid as 0.5% of revenues. This decreased accrued officers’ salary. The note is still outstanding as of December 31, 2023 and 2022. Payments for the years ended December 31, 2023 and 2022 was $21 and $97, respectively.

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

On January 9, 2023, we issued 4,081,632 shares of common stock, for accrued salaries to one officer of the Company under a Restricted Stock Award for $20,000.

On January 9, 2023, we issued 4,000,000 shares of common stock to one director under a Restricted Stock Award for $19,600.

On April 20, 2023, we issued 25,000,000 shares of common stock, to one officer of the Company under a Restricted Stock Award for $60,000.

On May 10, 2023, we issued 57,750,000 shares of common stock for the conversion of convertible notes of $220,000 under a Restricted Stock Award.

On October 16, 2023, we issued 60,000,000 shares of common stock, for accrued salaries to one officer of the Company under a Restricted Stock Award for $90,000.

On October 16, 2023, we issued 50,000,000 shares of common stock, to three officers and one director of the Company under a Restricted Stock Award for $70,000.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 10 – Income taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 30%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2023	December 31, 2022 (Restated)

Expected income tax at statutory rate	$(562,532)	$(709,666)
State tax	(123,226)	(101,347)
Permanent differences	193,901	405,376
Other	-	-
Change in valuation allowance	494,107	407,237
Provision for income taxes	$2,250	$1,600

The significant components of deferred income tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022 (Restated)

Net operating loss carry-forward	$2,858,356	$2,364,249
Valuation allowance	(2,858,356)	(2,364,249)
Net deferred tax asset	$-	$-

The Company has Federal net operating loss carryforwards of approximately $10.7 million and $9.4 million as of December 31, 2023 and 2022, respectively. The Company has state net operating loss carryforwards of approximately $8.7 million and $7.4 million as of December 31, 2023 and 2022, respectively. The net operating loss carryforwards are available to offset taxable income in future years, of which approximately $5 million expires beginning in fiscal 2032. Net operating loss carryforwards incurred after 2018 are carried on indefinitely.

As of and for the years ended December 31, 2023 and 2022, management does not believe the Company has any uncertain tax positions. Accordingly, there are no recognized tax benefits at December 31, 2023 and 2022.

The Company is subject to tax in the United States and files tax returns in the U.S. Federal jurisdiction and California state jurisdiction. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities starting in 2019. The Company currently is not under examination by any tax authority.

Note 11 – Equity

Our authorized capital stock consists of an aggregate of 5,505,000,000 shares, comprised of 5,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges, and restrictions of which shall be established by our board of directors. As of December 31, 2023, we have 3,802,666,978 shares of common stock and 2 shares preferred shares issued and outstanding.

Our non-controlling interest’s authorized capital stock consists of an aggregate of 505,000,000 shares, comprised of 500,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of December 31, 2023, we have 3,802,666,978 shares of common stock and 2 shares preferred shares issued and outstanding.

In 2022, we issued 44,500,000 shares of common stock for an investment in the Company’s Private Placement of $445,000.

In 2022, we issued 32,412,577 shares of common stock, valued at $691,520 for consulting services.

In 2022, we committed to issue 3,000,000 shares of common stock, valued at $18,000 for consulting services, which were issued on January 3, 2023.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

In 2023, we issued 556,632,297 shares of common stock for an investment in the Company’s Private Placement of $790,432.

In 2023, we issued 115,257,394 shares of common stock, valued at $176,911 for consulting services.

In 2023, we issued 64,081,632 shares of common stock, valued at $110,000 for salaries.

In 2023, we issued 389,304,825 shares of common stock for the conversion of convertible notes of $919,492.

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

During the year ended December 31, 2023, the Company’s subsidiary, Res Nova Bio, Inc., issued shares of its common stock to third parties which represented 32% ownership of the subsidiary as of December 31, 2023. Net loss attributable to the noncontrolling interest during the year ended December 31, 2023, was $12,387, which netted against the value of the non-controlling interest in equity. The allocation of net loss was presented in the consolidated statement of operations.

During the year ended December 31, 2023, the Company’s subsidiary, Campbell Neurosciences, Inc., issued shares of its common stock to third parties which represented 48% ownership of the subsidiary as of December 31, 2023. Net loss attributable to the noncontrolling interest during the year ended December 31, 2023, was $231,369, which netted against the value of the non-controlling interest in equity. The allocation of net loss was presented in the consolidated statement of operations.

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

TSOI vs Does 1-50

Case No.: 37-2023-00045520-CU-DF-NC; Case filed: 10/19/2023; First Amended Complaint filed: 1/22/2024.

TSOI has filed suit to bring action against anonymous online posters of defamatory accusations against TSOI and its officer and directors. It is a Complaint for damages and injunctive relief and includes Commercial Disparagement/Trade Libel, Civil Conspiracy to Defame, violation of CA Bus. Code §17200, and Intentional Interference with Perspective Economic Advantage. This matter is being managed by outside counsel, Matthew R. Miller of Miller Law Firm.

Shepard vs Veltmeyer, et al.

Case No.: 37-2023-00043103 CU-BTCTL; Complaint Filed: October 4, 2023.

Kyle Shepard sued the Veltmeyer Institute for Advanced Biologics, LLC (“Veltmeyer Institute”), Dr. James Veltmeyer, Managing Member, TSOI and Dr. Thomas Ichim for, fraud (Veltmeyer only), breach of fiduciary duty (Veltmeyer only), conversion (Veltmeyer), accounting action and constructive trust (all defendants), and intentional interference with contracts (Veltmeyer, Ichim and TSOI). This matter is being managed by outside counsel, Matthew R. Miller of Miller Law Firm. The total amount demanded is $1,745,366.27 assuming worst case scenario but as of April 12, 2024, there is no judgment. It is not anticipated that liability will be found against the Company.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 13 – Commitments and Contingencies

Effective March 22, 2023, the Company entered into a sixth amendment to a Lease Agreement for property located in Oceanside, CA. The lease consists of approximately 1,700 square feet and the amendment is for a term of 60 months and expires on April 30, 2028.

During the year ended December 31, 2023 and 2022, the Company incurred rent expense of $25,372 and $25,044, respectively.

The lease will expire in 2028. The weighted average discount rate used for this lease is 1.1% (the incremental borrowing rate of the Company as the lease agreement did not contain an implicit rate). Maturities of Leases were:

Future minimum lease payments as of December 31, 2023 are as follows:

For the year ending December 31,

2024	$27,536
2025	29,248
2026	30,340
2027	31,476
2028	10,620
Total lease payments	129,220
Less imputed interest	3,663
Less current portion	(20,525)
Total maturities, due beyond one year	105,032

Effective November 8, 2019, the Company entered into a royalty agreement with one of the officers, refer to Note 9.

Note 14 – Subsequent events

TSOI vs Does 1-50

Case No.: 37-2023-00045520-CU-DF-NC; Case filed: 10/19/2023; First Amended Complaint filed: 1/22/2024.

TSOI has filed suit to bring action against anonymous online posters of defamatory accusations against TSOI and its officer and directors. It is a Complaint for damages and injunctive relief and includes Commercial Disparagement/Trade Libel, Civil Conspiracy to Defame, violation of CA Bus. Code §17200, and Intentional Interference with Perspective Economic Advantage. This matter is being managed by outside counsel, Matthew R. Miller of Miller Law Firm.

On January 24, 2024, we issued 56,197,183 shares of common stock for the complete conversion of $39,900 for convertible note dated July 20, 2023.

On February 9, 2024, we issued 38,843,225 shares of common stock for an investment in the Company’s Private Placement of $31,075.

On February 9, 2024, the Board of Directors designated “Series B Preferred Stock” and caused to be filed a Certificate of Designation pursuant to NRS 78.1955 with the State of Nevada. The series of preferred stock shall be designated as Series B 5% Convertible Preferred Stock (“Series B Preferred Stock”) and the number of shares so designated shall be up to 1,000,000. Each share of Series B Preferred Stock shall have a par value of $0.001 per share and a stated value equal to $10.00 (the “Stated Value”). Holders shall be entitled to receive, and the Corporation shall pay, cumulative dividends at the rate per share (as a percentage of the Stated Value per share) of 5% per annum, payable in arrears semi-annually on March 30th and September 30, beginning with the first such date after the Original Issue Date, (except that, if such date is not a Trading Day, the payment date shall be the next succeeding Trading Day) (Dividend Payment date), which dividends shall be payable at the Corporation’s option either in cash or in duly authorized, fully paid and non-assessable shares of Common Stock valued at the lower of (i) $10 per share or (ii) 100% of the VWAPs for the 20 consecutive Trading Days ending on the Trading Day that is immediately prior to the Dividend Payment Date.

On February 22, 2024, we issued 39,682,540 shares of common stock for the partial conversion of $25,000 for convertible note dated August 16, 2023.

On February 26, 2024, we issued 41,000,000 valued at $0.0009 per share, for consulting services.

On February 26, 2024, we issued 46,814,657 shares of common stock for an investment in the Company’s Private Placement of $29,961.

On February 26, 2024, we issued 29,000,000 shares of common stock for the complete conversion of $15,950 for convertible note dated August 16, 2023.

On March 4, 2024, we issued 20,000,000 valued at $0.001 per share, for consulting services.

On March 12, 2024, we issued 79,307,500 shares of common stock for an investment in the Company’s Private Placement of $50,757.

On March 18, 2024, we issued 1,000 shares of preferred stock – series B for an investment in the Company’s Private Placement of $10,000.

On March 27, 2024, we issued 66,604,786 shares of common stock for an investment in the Company’s Private Placement of $37,299.

On March 27, 2024, we issued 10,000,000 valued at $0.0009 per share, for consulting services.

In accordance with ASC 855, the Company has analyzed its operations subsequent to April 16, 2024, through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

