Form 10-Q
period 2024-03-31
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2024-05-30
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

As of May 30, 2024, 4,591,517,624 shares of the registrant’s common stock, par value of $0.001 per shares, were outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	Need for additional capital;

●	Limited operating history in our new business model;

●	Limited experience introducing new products;

●	Our ability to successfully expand our operations and manage our future growth;

●	Difficulty in managing our growth and expansion;

●	Dilutive effects of any raising of additional capital;

●	The deterioration of global economic conditions and the decline of consumer confidence and spending;

●	Material weaknesses reported in our internal control over financial reporting;

●	Our ability to protect intellectual property rights and the value of our products;

●	The potential for product liability claims against us;

●	Our dependence on third party manufacturers to manufacture our products;

●	Our common stock is currently classified as a penny stock;

●	Our stock price may experience future volatility;

●	The illiquidity of our common stock; and

●	Substantial sales of shares of our common stock.

●	Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

2

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

INDEX

		PAGE
	PART 1. Financial Information

Item 1.	Financial Statements (Unaudited)	F-1

	Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (Audited)	F-1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023	F-2

	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the Period from January 1, 2024 to March 31, 2024 and January 1, 2023 to March 31, 2023	F-3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023	F-4

	Notes to Condensed Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28

	PART II. Other Information
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 3.	Defaults upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
	Signatures	30

3

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,477	$27,823
Accounts receivable	18,160	19,196
Inventory	19,238	22,574
Prepaid expenses and other current assets	833,425	16,320
Total current assets	924,300	85,913

Property and equipment, net	371,635	374,355
Right-of-use asset	120,107	125,557
Other assets	2,631,993	2,706,187

Total assets	$4,048,035	$3,292,012

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$375,565	$397,674
Accounts payable-related parties	9,700	7,204
Accrued expenses and other current liabilities	574,744	536,118
Lease liability	27,126	20,525
Notes payable, current portion	4,638	4,638
Convertible notes payable, net of discount of $85,384 and $112,384 at March 31, 2024 and December 31, 2023, respectively	89,616	49,616
Notes payable-related parties, net	708,118	702,741
Derivative liabilities	155,987	181,070
Total current liabilities	1,945,494	1,899,586

LONG TERM LIABILITIES
Notes payable, net of current portion	4,185	5,512
Lease liability, net of current portion	92,981	105,032
TOTAL LIABILITIES	2,042,660	2,010,130

Commitments and contingencies	-	-

Shareholders’ Equity:
Series A preferred stock, $0.001 par value; 2 shares authorized, 2 shares and 2 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Series B preferred stock, $0.001 par value; 1,000,000 shares authorized, 1,000 shares and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	-
Common stock, $0.001 par value; 6,500,000,000 and 5,500,000,000 shares authorized, respectively; 4,230,116,869 and 3,802,666,978 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4,230,118	3,802,668
Additional paid-in capital	18,111,652	17,670,092
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(20,911,606)	(20,326,465)
Total shareholders’ equity	1,409,165	1,125,295
Non-controlling interest	596,210	156,587
Total shareholders’ equity - Therapeutic Solutions International, Inc.	2,005,375	1,281,882

Total liabilities and shareholders’ equity	$4,048,035	$3,292,012

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Net sales	$21,814	$23,123
Cost of goods sold	7,490	8,466

Gross profit	14,324	14,657

Operating expenses:
General and administrative	110,873	119,401
Salaries, wages, and related costs	110,357	110,525
Consulting fees	260,140	69,284
Legal and professional fees	147,583	92,587
Research and development	58,612	52,727
Total operating expenses	687,565	444,524

Loss from operations	(673,241)	(429,867)

Other income (expense):
Gain (loss) on derivative liabilities	(34,241)	18,134
Change in fair value of derivative liabilities	32,404	(44,336)
Interest expense	(89,190)	(121,812)
Total other income (expense)	(91,027)	(148,014)

Loss before provision for income taxes	(764,268)	(577,881)

Provision for income taxes	-	-

Net loss before non-controlling interest	(764,268)	(577,881)

Loss attributable to non-controlling interest	(179,127)	-

Net loss attributable to Therapeutic Solutions International, Inc.	$(585,141)	$(577,881)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	3,953,546,003	2,692,056,744

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Shares to	Subscription	Accumulated	Non- controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	be Issued	Receivable	Deficit	Interest	Equity (Deficit)
December 31, 2022	2	$-	-	$-	2,617,390,830	$2,617,392	$16,655,643	$126,324	$(21,000)	$(18,156,651)	$163,473	$1,385,181

Common stock issued for services	-	-	-	-	21,000,000	21,000	100,600	(102,000)	-	-	-	19,600
Common stock issued for salaries	-	-	-	-	4,081,632	4,082	15,918	-	-	-	-	20,000
Common stock issued for cash	-	-	-	-	60,224,825	60,225	69,861	-	-	-	-	130,086
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	-	-	-	-	46,259,344	46,259	157,200	(15,000)	-	-	-	188,459
Net loss	-	-	-	-	-	-	-	-	-	(577,881)	-	(577,881)
March 31, 2023	2	$-	-	$-	2,748,956,631	$2,748,958	$16,999,222	$9,324	$(21,000)	$(18,734,532)	$163,473	$1,165,445

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Shares to	Subscription	Accumulated	Non- controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	be Issued	Receivable	Deficit	Interest	Equity
December 31, 2023	2	$-	-	$-	3,802,666,978	$3,802,668	$17,670,092	$-	$(21,000)	$(20,326,465)	$156,587	$1,281,882

Common stock issued for services	-	-	-	-	51,000,000	51,000	(5,100)	-	-	-	-	45,900
Common stock issued for prepaid fees	-	-	-	-	20,000,000	20,000	-	-	-	-	-	20,000
Common stock issued for cash	-	-	-	-	231,570,168	231,570	(82,479)	-	-	-	-	149,091
Preferred stock issued for cash	-	-	1,000	1	-	-	9,999	-	-	-	-	10,000
Common stock issued by subsidiary for services	-	-	-	-	-	-	506,250	-	-	-	618,750	1,125,000
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	124,879,723	124,880	12,890	-	-	-	-	137,770
Net loss	-	-	-	-	-	-	-	-	-	(585,141)	(179,127)	(764,268)

March 31, 2024	2	$-	1,000	$1	4,230,116,869	$4,230,118	$19,675,407	$-	$(21,000)	$(20,911,606)	$596,210	$2,005,375

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Cash flows from operating activities
Net loss	$(764,268)	$(577,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	1,146,600	-
Stock-based compensation to related parties	24,300	19,600
Loss on derivative liabilities	34,241	(18,134)
Change in fair value of derivative liabilities	(32,404)	44,336
Amortization of prepaid stock-based compensation	7,319	60,943
Amortization of debt discount	77,000	106,664
Patent amortization	74,194	74,194
Depreciation	2,720	2,720
Changes in operating assets and liabilities:
Accounts receivable	1,036	7,672
Inventory	3,336	6,743
Prepaid expenses and other current assets	(804,424)	37,605
Right-of-use asset	5,450	10,630
Accounts payable	(22,109)	(10,283)
Accounts payable - related parties	2,496	8
Accrued expenses and other current liabilities	44,454	44,735
Lease liability	(5,450)	(10,630)
Net cash used in operating activities	(205,509)	(201,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	-	1,951
Net cash provided by investing activities	-	1,951

Cash flows from financing activities
Payments on notes payable to related party	(3)	(8)
Proceeds from notes payable to related party	3,401	-
Proceeds from convertible notes payable	70,000	70,750
Payments on notes payable	(1,326)	(1,210)
Proceeds from sale of preferred stock	10,000	-
Proceeds from sale of common stock	149,091	130,086
Net cash provided by financing activities	231,163	199,618

Net increase in cash, cash equivalents and restricted cash	25,654	491
Cash, cash equivalents and restricted cash at beginning of period	27,823	29,043
Cash, cash equivalents and restricted cash at end of period	$53,477	$29,534

Supplemental cash flow information:
Cash paid for interest	$269	$663
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$20,000	$8,500
Debt discount recorded in connection with derivative liability	$30,000	$69,565
Common stock issued in conversion of convertible notes payable and interest	$137,770	$188,459
Common stock issued for prepaid fees	$20,000	$-
Common stock issued for accrued salaries	$-	$20,000
Accrued interest added to principal	$1,978	$6,479
Common stock issued for license	$-	$146,244
Right of use asset and lease liability	$-	$146,244

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$53,477	$18,531
Restricted cash	-	11,003
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:	$53,477	$29,534

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Going Concern

Management does not expect existing cash as of March 31, 2024, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumed the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2024, the Company has incurred losses totaling $20.8 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Therapeutic Solutions International, Inc., its wholly owned subsidiaries, its 68% owned subsidiary Res Nova Bio, Inc. and its 44.56% owned subsidiary Campbell Neurosciences, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. No material activity in any subsidiaries.

Accounts Receivable

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

The company looks at historical losses, assesses current and future events to adjust historical information as necessary, and applies percentages to accounts receivable balances based on aging.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

The company recorded an allowance for doubtful accounts of $10,647 and $6,807, respectively as of both March 31, 2024 and December, 31, 2023, respectively.

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

The sales were $21,814 and $23,123 as of March 31, 2024, and 2023, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2024 and December 31, 2023, the Company had $0 in excess of the FDIC insured limit.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2024 and 2023, as disclosed in Note 7 containing certain conversion features that have resulted in the instruments being deemed derivatives. We evaluate such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $155,987 and $181,070 at March 31, 2024 and December 31, 2023, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2024 and December 31, 2023, the Company has level 3 fair value calculations on derivative liabilities.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

The following is the change in derivative liability for the three months ended March 31, 2024:

Balance, December 31, 2023	$181,070
Issuance of new derivative liabilities	85,264
Conversions	(77,943)
Change in fair market value of derivative liabilities	(32,404)
Balance, March 31, 2024	$155,987

Use of Estimates

Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss.

Non-Controlling Interests

Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership’s 68% share of net losses of Res Nova Bio, Inc. and 44.56% share of net losses of Campbell Neurosciences, Inc. incurred during the three months ended March 31, 2024.

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

As of March 31, 2024, and 2023 a total of 1,239,961,976 and 372,997,016, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Depreciation and Amortization

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Amortization is computed using the straight-line method over the term of the agreement. Depreciation expense for the three months ended March 31, 2024, and 2023 was $2,720 and $2,720, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the three months ended March 31, 2024, and 2023 was $74,194 and $74,194, respectively.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the three months ended March 31, 2024 and 2023 were $685 and $231, respectively.

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $58,612 and $52,727 for the three months ended March 31, 2024, and 2023, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Leases

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 became effective for the Company in the first quarter of 2019 and was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $120,107 as of March 31, 2024.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Note 3 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2024	December 31, 2023

Prepaid consulting	$22,697	$11,037
Insurance	1,028	1,167
Prepaid costs and other	809,700	4,116
Total	$833,425	$16,320

Note 4 – Fixed assets

Fixed assets consist of the following:

	March 31, 2024	December 31, 2023

Land	$347,381	$347,381
Vehicles	50,514	50,514
Computer hardware	6,135	6,135
Office furniture and equipment	7,912	7,912
Shipping and other equipment	1,575	1,575
Total	413,517	413,517
Accumulated depreciation	(41,882)	(39,162)
Property and equipment, net	$371,635	$374,355

Depreciation expenses were $2,720 and $2,720 for the three months ended March 31, 2024, and 2023, respectively.

Note 5 – Other assets

	March 31, 2024	December 31, 2023

License, net	$2,627,870	$2,702,064
Deposit	4,123	4,123
Licenses, net	$2,631,993	$2,706,187

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	March 31, 2024	December 31, 2023

License	$3,261,122	$3,261,122
Accumulated amortization	(633,252)	(559,058)
Licenses, net	$2,627,870	$2,702,064

Amortization expense for the three months ended March 31, 2024, and 2023 was $74,194 and $74,194, respectively.

Note 6 - Notes Payable-Related Party

Notes payable-related parties consist of:

	March 31, 2024	December 31, 2023

Various notes payable – Board of Directors Member, unsecured, including interest at 10% per annum, with maturity dates ranging from January 2024 to November 2024	$9,911	$6,510
Three notes payable – Chief Executive Officer, unsecured, including interest at 8%, 10% and 10% per annum, respectively, with maturity date of December 31, 2019	30,982	30,604
One note payable – Chief Executive Officer, unsecured, no interest, paid from a % of revenues	534,425	534,427
Note payable – unsecured, including interest at 8% per annum, with a maturity date of December 31, 2019	132,800	131,200
	$708,118	$702,741

At March 31, 2024 and 2023, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $698,206 and $995,143 respectively. Interest accrued on these notes during the three months ended March 31, 2024, and 2023 was $1,978 and $12,956, respectively.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Note 7 – Convertible Notes Payable

At various times during the three months ended March 31, 2024, the Company entered into convertible promissory notes with principal amounts totaling $90,000 with a third party for which the proceeds were used for operations. The Company received net proceeds of $70,000 and a $20,000 original issuance discount was recorded. One of these notes in the principal amount of $55,000 incurs a one-time interest charge of 15% at the issuance date, which was withheld as an original issuance discount, and is due in four monthly payments from August 15, 2024 through November 15, 2024. This note is only convertible following a default event at a conversion price equal to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The remaining convertible promissory notes incur interest at 10% per annum and mature on dates ranging from January 2023 to November 2024. The convertible promissory notes are convertible to shares of the Company’s common stock 180 days after issuance. The conversion price per share is equal to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at March 31, 2024 a total of 1,239,961,976 common shares in connection with these promissory notes.

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

For the notes issued during the three months ended March 31, 2024, the Company valued the conversion feature on the date of issuance resulting in an initial liability of $85,264. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $55,264 was recorded during the three months ended March 31, 2024. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion price of $0.006, the closing stock price of the Company’s common stock on the date of valuation of $0.0018, an expected dividend yield of 0%, expected volatility of 164%, risk-free interest rate of 4.82%, and an expected term of one year.

During the three months ended March 31, 2024, convertible notes with principal and accrued interest balances totaling $158,792 were converted into 124,879,723 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the fair value of the shares of common stock issued in excess or deficit of the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was recorded as a loss or gain on derivative liabilities. During the three months ended March 31, 2024, the Company recorded $21,022 to gain on derivative liabilities in connection with these conversions. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0006 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0009 to $0.0013, an expected dividend yield of 0%, expected volatility ranging from 106% to 149%, risk-free interest rates ranging from 4.83% to 5.03%, and expected terms of 0.47 to 0.49 years.

On March 31, 2024, the derivative liabilities on the remaining convertible notes were revalued at $181,070 resulting in a gain of $32,404 for the three months ended March 31, 2024, related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.0005, the closing stock price of the Company’s common stock on the date of valuation of $0.001, an expected dividend yield of 0%, expected volatility ranging from 144% to 151%, risk-free interest rate of 5.03%, and an expected term ranging from 0.5 to 0.78 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the three months ended March 31, 2024 and 2023, the Company amortized $77,000 and $106,664 to interest expense, respectively. As of March 31, 2024, discounts of $85,384 remained which will be amortized through January 2025.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Note 8 – Equity

Our authorized capital stock consists of an aggregate of 5,505,000,000 shares, comprised of 5,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges, and restrictions of which shall be established by our board of directors. As of March 31, 2024, we have 4,230,116,869 shares of common stock and 1,002 shares preferred shares issued and outstanding.

Our non-controlling interest’s authorized capital stock consists of an aggregate of 505,000,000 shares, comprised of 500,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of March 31, 2024, we have 18,408,333 shares of common stock and 0 shares preferred shares issued and outstanding. The value of our non-controlling interest is ($5,240) at 68%.

Our non-controlling interest’s authorized capital stock consists of an aggregate of 505,000,000 shares, comprised of 500,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of March 31, 2024, we have 35,145,000 shares of common stock and 0 shares preferred shares issued and outstanding. The value of our non-controlling interest is $601,450 at 45%.

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

In 2024, we issued 231,570,168 shares of common stock for an investment in the Company’s Private Placement of $149,091.

In 2024, we issued 51,000,000 shares of common stock, valued at $45,900 ($0.0011 per share) for consulting services.

In 2024, we issued 124,879,723 shares of common stock for the conversion of convertible notes of $137,770 and a gain on conversion of $21,022.

In 2024, we issued 20,000,000 shares of common stock for prepaid fees of $20,000.

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

During the year ended December 31, 2023, the Company’s subsidiary, Res Nova Bio, Inc., issued shares of its common stock to third parties which represented 32% ownership of the subsidiary as of March 31, 2024. Net loss attributable to the noncontrolling interest during the three months ended March 31, 2024, was $1,276, which netted against the value of the non-controlling interest in equity. The allocation of net loss was presented in the consolidated statement of operations.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

During the three months ended March 31, 2024, the Company’s subsidiary, Campbell Neurosciences, Inc., issued shares of its common stock to third parties which represented 44.56% ownership of the subsidiary as of March 31, 2024. Net loss attributable to the noncontrolling interest during the three months ended March 31, 2024, was $177,851, which netted against the value of the non-controlling interest in equity. The allocation of net loss was presented in the consolidated statement of operations.

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

Note 10 – Subsequent events

On April 17, 2024, we issued 56,818,182 shares of common stock for the partial conversion of $25,000 for convertible note dated September 29, 2023.

On April 18, 2024, we issued 51,586,542 shares of common stock for an investment in the Company’s Private Placement of $24,762.

On April 18, 2024, we issued 42,857,142 valued at $0.0007 per share, for salaries.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

On April 18, 2024, we issued 15,000,000 valued at $0.0007 per share, for consulting services.

On April 25, 2024, we issued 61,805,556 shares of common stock for the complete conversion of $22,250 for convertible note dated September 29, 2023.

On May 6, 2024, we issued 133,333,333 shares of common stock for the complete conversion of $42,000 for convertible note dated November 1, 2023.

In accordance with ASC 855, the Company has analyzed its operations, through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Note 11 – Commitments and Contingencies

Effective March 22, 2023, the Company entered into a sixth amendment to a Lease Agreement for property located in Oceanside, CA. The lease consists of approximately 1,700 square feet and the amendment is for a term of 60 months and expires on April 30, 2028. Total rent expense for the three months ended March 31, 2024 and 2023 $6,384 and $6,261, respectively.

The lease will expire in 2028. The weighted average discount rate used for this lease is 1.1% (the incremental borrowing rate of the Company).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. The safe harbor provided in section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“statutory safe harbors”) shall apply to forward-looking information provided pursuant to the statements made in this filing by the Company. We urge you to carefully review our description and examples of forward-looking statements included in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes, as well as the Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and the risk factors discussed therein.

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

Patents:

On February 29, 2024, the Company filed a patent application titled “Amplification of Stem Cell Mediated Regeneration using Monocytes and T Regulatory Cells” discloses compositions of matter, therapeutic protocols and treatments for induction of regenerative processes using monocytes and T regulatory cells. In one embodiment administration of a stem cell population is used to incite biological events leading to development of monocytic and T regulatory cell populations which are capable of endowing therapeutic activity. In a specific embodiment the JadiCell mesenchymal stem cell is administered to subjects suffering from pulmonary injury, subsequent to resolution of said pulmonary injury monocytes and T regulatory cells are collected and found to express higher concentration of interleukin-35 and TGF-beta, respectively as compared to cells extracted from untreated animals. Amplification of JadiCell activation and endowment of therapeutic effect is also disclosed by the invention.

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

On April 09, 2024, the US Patent and Trademark Office issued and granted U.S. Patent No.: 11,951,146 titled “Stimulation of NK cell activity by using a combination of broccoli, Nigella Sativa, Green Tea, and pterostilbene alone and together with metformin” which disclosed means, compounds, and compositions of matter useful for stimulation of natural killer cell activity. On one embodiment a composition termed QuadraMune™ comprised of pterostilbene, Nigella sativa extract, green tea extract, and broccoli. In some embodiments the invention teaches the administration of a therapeutic combination of ingredients comprising of metformin, pterostilbene, Nigella sativa, sulforaphane, and epigallocatechin-3-gallate (EGCG) to a mammal in need of natural killer cell immune modulation. In another embodiment, the invention teaches administration of said therapeutic combination to a mammal infected with said SARS-CoV-2. In some embodiments dosage of said therapeutic combination is based on inflammatory and/or immunological parameters observed in patients with COVID-19.

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

For the three months ended March 31, 2024, and 2023

We had net loss of $585,141 for the three months ended March 31, 2024, compared to a net loss of $577,881 for the three months ended March 31, 2023, an increase of $7,260. This increase was mainly due to increases in Research and Development.

Net sales decreased $1,309, from $23,123 to $21,814, for the three months ended March 31, 2023 and 2024, respectively. This decrease was mainly due to a decrease in sales of the Company’s line of products.

Cost of goods sold decreased $976 from $8,466 to $7,490, for the three months ended March 31, 2023 and 2024, respectively. These decreases were mainly a result of decreases in net sales for products in 2024.

Operating expenses for the three-month periods ended March 31, 2024 and 2023 were $687,565 and $444,524, an increase of $243,041. This increase was mainly due to an increase in consulting, legal and professional fees and research and development.

General and administrative expenses decreased $8,528, from $119,401 to $110,873 for the three months ended March 31, 2023 and 2024, respectively. This decrease was mainly attributable to a decrease in selling expenses as sales decreased.

Salaries, wages, and related expenses decreased $168, from $110,525 to $110,357 for the three months ended March 31, 2023 and 2024, respectively. This decrease was mainly due to a decrease in wage related expenses.

Consulting fees increased $190,856 from $69,284 to $260,140 for the three months ended March 31, 2023 and 2024, respectively, due to consulting fees for the bonus to CEO of our subsidiary.

Legal and professional fees increased $54,996 from $92,587 to $147,583 for the three months ended March 31, 2023 and 2024, respectively, due to increase in general counsel services handling filings with the SEC and new subsidiaries.

Research and development increased $5,885, from $52,727 to $58,612 for the three months ended March 31, 2023 and 2024, respectively, due to an increase in new research for a new subsidiary.

Loss on derivatives liability decreased approximately $52,375, from a gain of $18,134 to a loss of $34,241 for the three months ended March 31, 2023 and 2024, respectively. This decrease was mainly due to a decrease in the amount of new convertible notes being issued during the current period.

Change in fair derivatives liabilities gains increased approximately $76,740 from a loss of $44,336 to a gain of $32,404 for the three months ended March 31, 2023 and 2024, respectively. This increase was largely due to an increase in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense increased $32,622 from $121,812 to $89,190 for the three months ended March 31, 2023 and 2024, respectively. This increase was mainly due to increased debt balances.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $20.9 million and a working capital deficit of approximately $1 million at March 31, 2024. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2024, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of March 31, 2024, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of March 31, 2024.

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

Item 1A. Risk Factors

No material changes to risk factors have occurred as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 17, 2024.

Issuances of Unregistered Securities

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

In 2024, we issued 231,570,168 shares of common stock for an investment in the Company’s Private Placement of $149,091.

In 2024, we issued 51,000,000 shares of common stock, valued at $45,900 ($0.0011 per share) for consulting services.

In 2024, we issued 124,879,723 shares of common stock for the conversion of convertible notes of $137,770 and a gain on conversion of $21,022.

In 2024, we issued 20,000,000 shares of common stock for prepaid fees of $20,000.

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

Date: May 30, 2024

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer
(Principal Executive Officer)

