Form 10-Q
period 2024-06-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2024-08-19
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

As of August 19, 2024, 4,884,095,275 shares of the registrant’s common stock, par value of $0.001 per shares, were outstanding.

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

2

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

3

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,318	$27,823
Accounts receivable	17,289	19,196
Inventory	17,806	22,574
Prepaid expenses and other current assets	692,857	16,320
Total current assets	736,270	85,913

Property and equipment, net	368,915	374,355
Right-of-use asset	111,848	125,557
Other assets	2,558,091	2,706,187

Total assets	$3,775,124	$3,292,012

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$366,222	$397,674
Accounts payable-related parties	10,685	7,204
Accrued expenses and other current liabilities	553,689	536,118
Lease liability	25,917	20,525
Notes payable, current portion	4,638	4,638
Convertible notes payable, net of discount of $48,554 and $112,384 at June 30, 2024 and December 31, 2023, respectively	127,246	49,616
Notes payable-related parties, net	714,558	702,741
Derivative liabilities	47,220	181,070
Total current liabilities	1,850,175	1,899,586

LONG TERM LIABILITIES
Notes payable, net of current portion	3,215	5,512
Lease liability, net of current portion	85,931	105,032
TOTAL LIABILITIES	1,939,321	2,010,130

Commitments and contingencies	-	-

Shareholders’ Equity:
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized, 2 shares and 2 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Series B preferred stock, $0.001 par value; 1,000,000 shares authorized, 1,000 shares and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	-
Common stock, $0.001 par value; 6,500,000,000 and 5,500,000,000 shares authorized, respectively; 4,659,017,624 and 3,802,666,978 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4,659,019	3,802,668
Additional paid-in capital	17,977,536	17,670,092
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(21,301,652)	(20,326,465)
Total shareholders’ equity	1,313,904	1,125,295
Non-controlling interest	521,899	156,587
Total shareholders’ equity - Therapeutic Solutions International, Inc.	1,835,803	1,281,882

Total liabilities and shareholders’ equity	$3,775,124	$3,292,012

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

Net sales	$20,005	$26,308	$41,819	$49,431
Cost of goods sold	6,727	10,699	14,217	19,165

Gross profit	13,278	15,609	27,602	30,266

Operating expenses:
General and administrative	100,676	113,343	211,549	232,744
Salaries, wages, and related costs	104,175	113,954	214,532	224,479
Consulting fees	7,322	53,473	267,462	122,757
Legal and professional fees	187,573	68,805	335,156	161,392
Research and development	17,570	208,540	76,182	261,267
Total operating expenses	417,316	558,115	1,104,881	1,002,639

Loss from operations	(404,038)	(542,506)	(1,077,279)	(972,373)

Other income (expense):
Gain (loss) on derivative liabilities	20,415	6,141	(13,826)	24,275
Change in fair value of derivative liabilities	(5,921)	10,624	26,483	(33,712)
Interest expense	(74,013)	(122,261)	(163,203)	(244,073)
Gain on extinguishment of debt	-	85,546	-	85,546
Total other income (expense)	(59,519)	(19,950)	(150,546)	(167,964)

Loss before provision for income taxes	(463,557)	(562,456)	(1,227,825)	(1,140,337)

Provision for income taxes	800	800	800	800

Net loss before non-controlling interest	(464,357)	(563,256)	(1,228,625)	(1,141,137)

Loss attributable to non-controlling interest	(74,311)	(856)	(253,438)	(856)

Net loss attributable to Therapeutic Solutions International, Inc.	$(390,046)	$(562,400)	$(975,187)	$(1,140,281)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	4,511,799,474	2,976,127,083	4,232,658,617	2,834,408,024

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non- controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	(Deficit)
December 31, 2022	2	$-	-	$-	2,617,390,830	$2,617,392	$16,655,643	$126,324	$(21,000)	$(18,156,651)	$163,473	$1,385,181

Common stock issued for services	-	-	-	-	46,000,000	46,000	135,600	(102,000)	-	-	-	79,600
Common stock issued for salaries	-	-	-	-	4,081,632	4,082	15,918	-	-	-	-	20,000
Common stock issued for cash	-	-	-	-	270,091,435	270,091	218,261	-	-	-	-	488,352
Common stock issued by subsidiary for services	-	-	-	-	-	-	1,831	-	-	-	-	1,831
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	-	-	-	-	196,480,177	196,480	476,239	(15,000)	-	-	-	657,719
Net loss	-	-	-	-	-	-	-	-	-	(1,140,281)	(856)	(1,141,137)

June 30, 2023	2	$-	-	$-	3,134,044,074	$3,134,045	$17,503,492	$9,324	$(21,000)	$(19,296,932)	$162,617	$1,491,546

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non- controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	Equity
March 31, 2023	2	$-	-	$-	2,748,956,631	$2,748,958	$16,999,222	$9,324	$(21,000)	$(18,734,532)	$163,473	$1,165,445

Common stock issued for services	-	-	-	-	25,000,000	25,000	35,000	-	-	-	-	60,000
Common stock issued for prepaid fees	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for salaries	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for cash	-	-	-	-	209,866,610	209,866	148,400	-	-	-	-	358,266
Common stock issued by subsidiary for services	-	-	-	-	-	-	1,831	-	-	-	-	1,831
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	-	-	-	-	150,220,833	150,221	319,039	-	-	-	-	469,260
Relief of derivative liabilities	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued			-	-	-	-	-	-	-	-	-	-
Beneficial conversion feature on note payable	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(562,400)	(856)	(563,256)

June 30, 2023	2	$-	-	$-	3,134,044,074	$3,134,045	$17,503,492	$9,324	$(21,000)	$(19,296,932)	$162,617	$1,491,546

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non- controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	Equity
December 31, 2023	2	$-	-	$-	3,802,666,978	$3,802,668	$17,670,092	$-	$(21,000)	$(20,326,465)	$156,587	$1,281,882

Common stock issued for services	-	-	-	-	76,000,000	76,000	(11,600)	-	-	-	-	64,400
Common stock issued for prepaid fees	-	-	-	-	20,000,000	20,000	-	-	-	-	-	20,000
Common stock issued for salaries	-	-	-	-	80,357,142	80,357	(20,357)	-	-	-	-	60,000
Common stock issued for cash	-	-	-	-	303,156,710	303,157	(119,304)	-	-	-	-	183,853
Preferred stock issued for cash	-	-	1,000	1	-	-	9,999	-	-	-	-	10,000
Common stock issued by subsidiary for services	-	-	-	-	-	-	506,250	-	-	-	618,750	1,125,000
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	376,836,794	376,837	(57,544)	-	-	-	-	319,293
Net loss	-	-	-	-	-	-	-	-	-	(975,187)	(253,438)	(1,228,625)

June 30, 2024	2	$-	1,000	$1	4,659,017,624	$4,659,019	$17,977,536	$-	$(21,000)	$(21,301,652)	$521,899	$1,835,803

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non- controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	Equity
March 31, 2024	2	$-	1,000	$1	4,230,116,869	$4,230,118	$18,111,652	$-	$(21,000)	$(20,911,606)	$596,210	$2,005,375

Common stock issued for services	-	-	-	-	25,000,000	25,000	(6,500)	-	-	-	-	18,500
Common stock issued for salaries	-	-	-	-	80,357,142	80,357	(20,357)	-	-	-	-	60,000
Common stock issued for cash	-	-	-	-	71,586,542	71,587	(36,825)	-	-	-	-	34,762
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	251,957,071	251,957	(70,434)	-	-	-	-	181,523
Net loss	-	-	-	-	-	-	-	-	-	(390,046)	(74,311)	(464,357)
			-	-
June 30, 2024	2	$-	1,000	$1	4,659,017,624	$4,659,019	$17,977,536	$-	$(21,000)	$(21,301,652)	$521,899	$1,835,803

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

Cash flows from operating activities
Net loss	$(1,228,625)	$(1,141,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	1,146,600	-
Stock-based compensation to related parties	42,800	79,600
Loss on derivative liabilities	13,826	(24,275)
Change in fair value of derivative liabilities	(26,483)	33,712
Gain on extinguishment of debt	-	(85,546)
Amortization of prepaid stock-based compensation	14,204	101,162
Amortization of debt discount	139,630	221,686
Patent amortization	148,387	148,387
Depreciation	5,441	5,441
Changes in operating assets and liabilities:
Accounts receivable	1,907	7,819
Inventory	4,768	11,036
Prepaid expenses and other current assets	(671,032)	70,528
Right-of-use asset	13,709	16,654
Accounts payable	(31,453)	(46,615)
Accounts payable - related parties	3,481	(6)
Accrued expenses and other current liabilities	87,627	80,026
Lease liability	(13,709)	(16,654)
Net cash used in operating activities	(348,922)	(538,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	-	(800)
Net cash used by investing activities	-	(800)

Cash flows from financing activities
Payments on notes payable to related party	(9)	(12)
Proceeds from notes payable to related party	7,869	3,360
Proceeds from convertible notes payable	130,000	143,750
Payments on notes payable	(2,296)	(2,428)
Proceeds from sale of preferred stock	10,000	-
Proceeds from sale of common stock	183,853	488,352
Net cash provided by financing activities	329,417	633,022

Net increase (decrease) in cash, cash equivalents and restricted cash	(19,505)	94,040
Cash and cash equivalents at beginning of period	27,823	29,043
Cash and cash equivalents at end of period	$8,318	$123,083

Supplemental cash flow information:
Cash paid for interest	$1,132	$2,091
Cash paid for income taxes	$800	$800

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$45,800	$17,500
Debt discount recorded in connection with derivative liability	$30,000	$142,565
Common stock issued in conversion of convertible notes payable and interest	$319,293	$657,719
Common stock issued for prepaid fees	$20,000	$1,831
Common stock issued for accrued salaries	$60,000	$20,000
Accrued interest added to principal	$3,956	$9,170
Right of use asset and lease liability	$-	$146,244

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Going Concern

Management does not expect existing cash as of June 30, 2024, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumed the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2024, the Company has incurred losses totaling $21.3 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Basis of presentation and significant accounting policies

Basis of Presentation

The condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

The company recorded an allowance for doubtful accounts of $10,647 and $6,807, respectively as of both June 30, 2024 and December 31, 2023, respectively.

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

The sales were $41,819 and $49,431 as of June 30, 2024, and 2023, respectively.

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

Purchase Price & Payments. Seller agrees to sell the Goods to Buyer for Fifty Percent (50%) off Sellers listed retail price. Seller will provide an invoice to Buyer at the time of delivery. All invoices must be paid, in full, within thirty (30) days. Any balances not paid within thirty (30) days will be subject to a five percent (5%) late payment penalty. In the event Buyer exceeds the aggregate of $500,000 worth of aforementioned products having been purchased, delivered, and paid for, Buyer will be entitled to an additional Five Percent (5%) discount up to the aggregate of $750,000.00. In the event Buyer exceeds the aggregate of $750,000 worth of aforementioned products having been purchased, delivered, and paid for, Buyer will be entitled to an additional Five Percent (5%) discount up to the aggregate of $1,500,000.00. All future sales after an initial $1,500,000 in aggregate purchases will be sold at 60% off retail.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2024 and December 31, 2023, the Company had $0 in excess of the FDIC insured limit.

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

June 30, 2024

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

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $47,220 and $181,070 at June 30, 2024 and December 31, 2023, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2024 and December 31, 2023, the Company has level 3 fair value calculations on derivative liabilities.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

The following is the change in derivative liability for the six months ended June 30, 2024:

Balance, December 31, 2023	$181,070
Issuance of new derivative liabilities	85,264
Conversions	(192,631)
Change in fair market value of derivative liabilities	(26,483)
Balance, June 30, 2024	$47,220

Use of Estimates

Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss.

Non-Controlling Interests

Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership’s 68% share of net losses of Res Nova Bio, Inc. and 44.56% share of net losses of Campbell Neurosciences, Inc. incurred during the six months ended June 30, 2024.

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

As of June 30, 2024, and 2023 a total of 1,605,641,025 and 586,973,744, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Depreciation and Amortization

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Amortization is computed using the straight-line method over the term of the agreement. Depreciation expense for the six months ended June 30, 2024, and 2023 were $5,441 and $5,441, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the six months ended June 30, 2024, and 2023 was $148,387 and $148,387, respectively.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the six months ended June 30, 2024 and 2023 were $696 and $1,084, respectively.

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $76,182 and $261,267 for the six months ended June 30, 2024, and 2023, respectively.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Stock-Based Compensation

Compensation expense for stock issued to employees is determined as the fair value of consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measured. The Financial Accounting Standards Board (FASB) issued ASU 2018-07 to expand the scope of Topic 718 to include share-based payments issued to non-employees. The effective date for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the effective date is the fiscal years beginning after December 15, 2019. The Company adopted during the year ended December 31, 2018 for which there was no impact on the consolidated financial statements. The Company issues shares for multiyear consulting agreements which are restricted and nonrefundable shares.

Leases

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 became effective for the Company in the first quarter of 2019 and was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $111,848 as of June 30, 2024.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Note 3 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2024	December 31, 2023

Prepaid consulting	$15,083	$11,037
Insurance	613	1,167
Prepaid costs and other	677,161	4,116
Total	$692,857	$16,320

Note 4 – Fixed assets

Fixed assets consist of the following:

	June 30, 2024	December 31, 2023

Land	$347,381	$347,381
Vehicles	50,514	50,514
Computer hardware	6,135	6,135
Office furniture and equipment	7,912	7,912
Shipping and other equipment	1,575	1,575
Total	413,517	413,517
Accumulated depreciation	(44,602)	(39,162)
Property and equipment, net	$368,915	$374,355

Depreciation expenses were $5,441 and $5,441 for the six months ended June 30, 2024, and 2023, respectively.

Note 5 – Other assets

	June 30, 2024	December 31, 2023

License, net	$2,553,676	$2,702,064
Prepaid consulting	292	-
Deposit	4,123	4,123
Licenses, net	$2,558,091	$2,706,187

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	June 30, 2024	December 31, 2023

License	$3,261,122	$3,261,122
Accumulated amortization	(707,446)	(559,058)
Licenses, net	$2,553,676	$2,702,064

Amortization expense for the six months ended June 30, 2024, and 2023 was $148,387 and $148,387, respectively.

Note 6 - Notes Payable-Related Party

Notes payable-related parties consist of:

	June 30, 2024	December 31, 2023

Various notes payable – Board of Directors Member, unsecured, including interest at 10% per annum, with maturity dates ranging from January 2024 to November 2024	$14,379	$6,510
Three notes payable – Chief Executive Officer, unsecured, including interest at 8%, 10% and 10% per annum, respectively, with maturity date of December 31, 2019	31,360	30,604
One note payable – Chief Executive Officer, unsecured, no interest, paid from a % of revenues	534,419	534,427
Note payable – unsecured, including interest at 8% per annum, with a maturity date of December 31, 2019	134,400	131,200
	$714,558	$702,741

At June 30, 2024 and 2023, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $714,558 and $692,284 respectively. Interest accrued on these notes during the six months ended June 30, 2024, and 2023 was $4,554 and $1,978, respectively.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Note 7 – Convertible Notes Payable

At various times during the six months ended June 30, 2024, the Company entered into convertible promissory notes with principal amounts totaling $175,800 with a third party for which the proceeds were used for operations. The Company received net proceeds of $130,000 and a $45,800 original issuance discount was recorded. Three of these notes in the principal amount of $140,800 incur a one-time interest charge of 15% at the issuance date, which was withheld as an original issuance discount, and are due in four monthly payments ranging from August 15, 2024 through March 15, 2025. These notes are only convertible following a default event at a conversion price equal to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The remaining convertible promissory notes incur interest at 10% per annum and mature on dates ranging from November 2024 to January 2025. The convertible promissory notes are convertible to shares of the Company’s common stock 180 days after issuance. The conversion price per share is equal to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at June 30, 2024 a total of 1,605,641,025 common shares in connection with these promissory notes.

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

For the notes issued during the six months ended June 30, 2024, the Company valued the conversion feature on the date of issuance resulting in an initial liability of $85,264. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $55,264 was recorded during the six months ended June 30, 2024. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion price of $0.006, the closing stock price of the Company’s common stock on the date of valuation of $0.0018, an expected dividend yield of 0%, expected volatility of 164%, risk-free interest rate of 4.82%, and an expected term of one year.

During the six months ended June 30, 2024, convertible notes with principal and accrued interest balances totaling $168,100 were converted into 376,836,794 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the fair value of the shares of common stock issued in excess or deficit of the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was recorded as a loss or gain on derivative liabilities. During the six months ended June 30, 2024, the Company recorded $41,437 to gain on derivative liabilities in connection with these conversions. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0003 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0006 to $0.0013, an expected dividend yield of 0%, expected volatility ranging from 106% to 160%, risk-free interest rates ranging from 4.83% to 5.21%, and expected terms of 0.43 to 0.49 years.

On June 30, 2024, the derivative liabilities on the remaining convertible notes were revalued at $47,220 resulting in a gain of $26,483 for the six months ended June 30, 2024, related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.0005, the closing stock price of the Company’s common stock on the date of valuation of $0.001, an expected dividend yield of 0%, expected volatility of 184%, risk-free interest rate of 5.09%, and an expected term of 0.53 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the six months ended June 30, 2024 and 2023, the Company amortized $139,630 and $221,686 to interest expense, respectively. As of June 30, 2024, discounts of $48,554 remained which will be amortized through January 2025.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Note 8 – Equity

Our authorized capital stock consists of an aggregate of 5,505,000,000 shares, comprised of 5,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges, and restrictions of which shall be established by our board of directors. As of June 30, 2024, we have 4,659,017,624 shares of common stock and 1,002 shares preferred shares issued and outstanding.

Our non-controlling interest’s authorized capital stock consists of an aggregate of 505,000,000 shares, comprised of 500,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of June 30, 2024, we have 18,408,333 shares of common stock and 0 shares preferred shares issued and outstanding. The value of our non-controlling interest is ($6,953) at 68%.

Our non-controlling interest’s authorized capital stock consists of an aggregate of 505,000,000 shares, comprised of 500,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of June 30, 2024, we have 35,145,000 shares of common stock and 0 shares preferred shares issued and outstanding. The value of our non-controlling interest is $528,852 at 45%.

In 2023, we issued 556,632,297 shares of common stock for an investment in the Company’s Private Placement of $790,432.

In 2023, we issued 115,257,394 shares of common stock, valued at $176,911 for consulting services.

In 2023, we issued 64,081,632 shares of common stock, valued at $110,000 for salaries.

In 2023, we issued 389,304,825 shares of common stock for the conversion of convertible notes of $657,719.

In 2023, we issued 60,000,000 shares of common stock, valued at $96,000 for land development.

In 2024, we issued 303,156,710 shares of common stock for an investment in the Company’s Private Placement of $183,853.

In 2024, we issued 76,000,000 shares of common stock, valued at $64,400 for consulting services.

In 2024, we issued 80,357,142 shares of common stock, valued at $60,000 for salaries.

In 2024, we issued 376,836,794 shares of common stock for the conversion of convertible notes of $319,293.

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

In 2024, we issued 1,000 shares of series B preferred stock for an investment in the Company’s Private Placement of $10,000.

During the year ended December 31, 2023, the Company’s subsidiary, Res Nova Bio, Inc., issued shares of its common stock to third parties which represented 32% ownership of the subsidiary as of June 30, 2024. Net loss attributable to the noncontrolling interest during the six months ended June 30, 2024, was $2,989, which netted against the value of the non-controlling interest in equity. The allocation of net loss was presented in the consolidated statement of operations.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

During the six months ended June 30, 2024, the Company’s subsidiary, Campbell Neurosciences, Inc., issued shares of its common stock to third parties which represented 44.56% ownership of the subsidiary as of June 30, 2024. Net loss attributable to the non-controlling interest during the six months ended June 30, 2024, was $250,449, which netted against the value of the non-controlling interest in equity. The allocation of net loss was presented in the consolidated statement of operations.

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

Note 10 – Subsequent events

On July 1, 2024, we issued 2,000,000 valued at $0.0008 per share, for consulting services.

On July 8, 2024, we issued 76,562,500 shares of common stock for the complete conversion of $35,000 for convertible note dated January 8, 2024.

On July 9, 2024, we issued 25,000,000 valued at $0.0008 per share, for salaries.

On July 9, 2024, we issued 10,000,000 valued at $0.0008 per share, for consulting services.

On July 12, 2024, we issued 33,333,333 valued at $0.0006 per share, for salaries.

On July 12, 2024, we issued 10,000,000 valued at $0.0006 per share, for consulting services.

On August 13, we issued 68,181,818 shares of common stock for the partial conversion of $30,000 for convertible note dated February 13, 2024.

In accordance with ASC 855, the Company has analyzed its operations through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Note 11 – Commitments and Contingencies

Effective March 22, 2023, the Company entered into a sixth amendment to a Lease Agreement for property located in Oceanside, CA. The lease consists of approximately 1,700 square feet and the amendment is for a term of 60 months and expires on April 30, 2028. Total rent expenses for the six months ended June 30, 2024 and 2023 $12,846 and $12,604, respectively.

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

On June 18, 2024, the US Patent and Trademark Office issued and granted U.S. Patent No.: 12,0114,62 titled “Stimulation of mesenchymal stem cell therapeutic activities by T regulatory cells” which discloses novel means of enhancing mesenchymal stem cell regenerative activities including, intra alia, production from pulmonary leakage and suppression of scar tissue formation by co-administration with T regulatory cells. In some embodiments the invention provides an interaction between T regulatory cells and mesenchymal stem cells in which T regulatory cells stimulate upregulation of mesenchymal stem cell activity in a GITR dependent manner.

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

Technology

VasoSome’s product VSX-001 is a proprietary nanoparticle derived from specialized stem cells that can be utilized in a “universal donor” manner, meaning it does not have to be matched with the donor. The product possesses numerous properties of stem cells, including inhibition of inflammation, suppression of damage to blood vessels, and ability to regenerate damaged tissue. Advantages of administering VSX-001 compared to stem cells include:: a) VSX-001 is substantially smaller in size than stem cells, allowing for superior distribution; b) VSX-001 does not multiply, thus possessing a superior long-term safety profile; and c) VSX-001 can be manufactured more economically as compared to stem cells.

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

For the three months and six months ended June 30, 2024, and 2023

We had a net loss of $390,046 for the three months ended June 30, 2024, compared to a net loss of $562,400 for the three months ended June 30, 2023, a decrease of $172,354. This decrease was mainly due to decreases in Research and Development. We had net loss of $975,187 for the six months ended June 30, 2024, compared to a net loss of $1,140,281 for the six months ended June 30, 2023, a decrease of $165,094. This decrease was mainly due to decreases in Research and Development.

Net sales decreased $6,303, from $20,005 to $26,308 for the three months ended June 30, 2024 and June 30, 2023, respectively. Net sales decreased $7,612, from $49,431 to $41,819, for the six months ended June 30, 2023 and 2024, respectively. This decrease was mainly due to a decrease in sales of the Company’s line of products.

Cost of goods sold decreased $3,972 from $10,699 to $6,727, for the three months ended June 30, 2023 and 2024, respectively. Cost of goods sold decreased $4,948 from $19,165 to $14,217, for the six months ended June 30, 2023 and 2024, respectively. These decreases were mainly a result of decreases in net sales for products in 2024.

Operating expenses for the three-month periods ended June 30, 2024 and 2023 were $417,316 and $558,115, a decrease of $140,799. Operating expenses for the six-month periods ended June 30, 2024 and 2023 were $1,104,881 and $1,002,639, an increase of $102,242. This increase was mainly due to an increase in consulting and legal and professional fees.

General and administrative expenses decreased $12,667, from $113,343 to $100,676 for the three months ended June 30, 2023 and 2024, respectively. General and administrative expenses decreased $21,195, from $232,744 to $211,549 for the six months ended June 30, 2023 and 2024, respectively. This decrease was mainly attributable to a decrease in selling expenses as sales decreased.

Salaries, wages, and related expenses decreased $9,779, from $113,954 to $104,175 for the three  months ended June 30, 2023 and 2024, respectively. Salaries, wages, and related expenses decreased $9,947, from $224,479 to $214,532 for the six  months ended June 30, 2023 and 2024, respectively. This decrease was mainly due to a decrease in wage-related expenses.

Consulting fees decreased $46,151 from $53,473 to $7,322 for the three months ended June 30, 2023 and 2024, respectively. Consulting fees increased $144,705 from $122,757 to $267,462 for the six months ended June 30, 2023 and 2024, respectively, due to consulting fees for the bonus to CEO of our subsidiary.

Legal and professional fees increased $118,768 from $68,805 to $187,573 for the three months ended June 30, 2023 and 2024, respectively. Legal and professional fees increased $173,764 from $161,392 to $335,156 for the six months ended June 30, 2023 and 2024, respectively, due to an increase in general counsel services handling filings with the SEC and new subsidiaries.

Research and development decreased $190,970, from $208,540 to $17,570 for three months ended June 30, 2023 and 2024, respectively. Research and development decreased $185,085, from $261,267 to $76,182 for the six  months ended June 30, 2023 and 2024, respectively, due to a decrease in research and development.

Gain on derivatives liability increased approximately $14,274, from $6,141 to $20,415 for the three months ended June 30, 2023 and 2024, respectively. Loss on derivatives liability decreased approximately $38,101, from a gain of $24,275 to a loss of $13,826 for the six months ended June 30, 2023 and 2024, respectively. This decrease was mainly due to a decrease in the amount of new convertible notes being issued during the current period.

Change in fair derivatives liabilities gains increased approximately $16,545 from a gain of $10,624 to a loss of $5,921 for the three months ended June 30, 2023 and 2024, respectively. Change in fair derivatives liabilities gains increased approximately $60,195 from a loss of $33,712 to a gain of $26,483 for the six months ended June 30, 2023 and 2024, respectively. This increase was largely due to an increase in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense decreased $48,248 from $122,261 to $74,013 for the three months ended June 30, 2023 and 2024, respectively. Net interest expense decreased $80,870 from $244,073 to $163,203 for the six months ended June 30, 2023 and 2024, respectively. This decrease was mainly due to conversion of debt to stock.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $21.3 million and a working capital deficit of approximately $1.1 million at June 30, 2024. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2024, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of June 30, 2024, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2024.

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

In 2023, we issued 389,304,825 shares of common stock for the conversion of convertible notes of $657,719.

In 2024, we issued 303,156,710 shares of common stock for an investment in the Company’s Private Placement of $183,853.

In 2024, we issued 76,000,000 shares of common stock, valued at $64,400 for consulting services.

In 2024, we issued 80,357,142 shares of common stock, valued at $60,000 for salaries.

In 2024, we issued 376,836,794 shares of common stock for the conversion of convertible notes of $319,293

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

Date: August 19, 2024

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer
(Principal Executive Officer)

