Form 10-Q
period 2024-09-30
THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.
filed 2024-11-20
CIK 1419051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

As of November 20, 2024, 5,122,705,536 shares of the registrant’s common stock, par value of $0.001 per shares, were outstanding.

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

2

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

3

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,233	$27,823
Accounts receivable	17,043	19,196
Inventory	17,151	22,574
Prepaid expenses and other current assets	455,320	16,320
Total current assets	498,747	85,913

Property and equipment, net	366,195	374,355
Right-of-use asset	105,505	125,557
Other assets	2,630,039	2,706,187

Total assets	$3,600,486	$3,292,012

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$417,469	$397,674
Accounts payable-related parties	-	7,204
Accrued expenses and other current liabilities	571,676	536,118
Lease liability	26,772	20,525
Notes payable, current portion	4,638	4,638
Convertible notes payable, net of discount of $24,174 and $112,384 at September 30, 2024 and December 31, 2023, respectively	98,826	49,616
Notes payable-related parties, net	719,215	702,741
Derivative liabilities	-	181,070
Total current liabilities	1,838,596	1,899,586

LONG TERM LIABILITIES
Notes payable, net of current portion	1,444	5,512
Lease liability, net of current portion	78,733	105,032
TOTAL LIABILITIES	1,918,773	2,010,130

Commitments and contingencies	-	-

Shareholders’ Equity (deficit):
Series A preferred stock, $0.001 par value; 2 shares authorized, 2 shares and 2 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Series B preferred stock, $0.001 par value; 1,000,000 shares authorized, 1,000 shares and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	-
Common stock, $0.001 par value; 6,500,000,000 and 5,500,000,000 shares authorized, respectively; 5,057,149,981 and 3,802,666,978 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5,057,151	3,802,668
Additional paid-in capital	18,511,041	17,670,092
Subscription receivable	(21,000)	(21,000)
Accumulated deficit	(22,309,186)	(20,326,465)
Total shareholders’ equity	1,238,007	1,125,295
Non-controlling interest	443,706	156,587
Total shareholders’ equity - Therapeutic Solutions International, Inc.	1,681,713	1,281,882

Total liabilities and shareholders’ equity (deficit)	$3,600,486	$3,292,012

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Net sales	$19,667	$25,730	$61,486	$75,161
Cost of goods sold	4,409	7,052	18,626	26,217

Gross profit	15,258	18,678	42,860	48,944

Operating expenses:
General and administrative	129,815	127,204	341,364	359,948
Salaries, wages, and related costs	105,280	111,220	319,812	335,699
Consulting fees	1,568,563	20,150	1,836,025	142,907
Legal and professional fees	155,068	68,560	490,224	229,952
Research and development	16,053	148,879	92,235	410,146
Total operating expenses	1,974,779	476,013	3,079,660	1,478,652

Loss from operations	(1,959,521)	(457,335)	(3,036,800)	(1,429,708)

Other income (expense):
Gain (loss) on derivative liabilities	19,055	(2,336)	5,229	21,939
Change in fair value of derivative liabilities	11,385	(60,124)	37,868	(93,836)
Interest expense	(106,346)	(83,062)	(269,549)	(327,135)
Gain on extinguishment of debt	-	-	-	85,546
Total other income (expense)	(75,906)	(145,522)	(226,452)	(313,486)

Loss before provision for income taxes	(2,035,427)	(602,857)	(3,263,252)	(1,743,194)

Provision for income taxes	-	-	800	800

Net loss before non-controlling interest	(2,035,427)	(602,857)	(3,264,052)	(1,743,994)

Loss attributable to non-controlling interest	(1,027,893)	(816)	(1,281,331)	(1,672)

Net loss attributable to Therapeutic Solutions International, Inc.	$(1,007,534)	$(602,041)	$(1,982,721)	$(1,742,322)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	4,913,103,351	3,286,909,395	4,461,966,000	2,987,459,958

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	Equity(Deficit)
December 31, 2022	2	$-	-	$-	2,617,390,830	$2,617,392	$16,655,643	$126,324	$(21,000)	$(18,156,651)	$163,473	$1,385,181

Common stock issued for services	-	-	-	-	47,757,394	47,757	136,654	(98,250)	-	-	-	86,161
Common stock issued for salaries	-	-	-	-	4,081,632	4,082	15,918	-	-	-	-	20,000
Common stock issued for cash	-	-	-	-	445,180,614	445,180	232,198	-	-	-	-	677,378
Common stock issued by subsidiary for services	-	-	-	-	-	-	1,831	-	-	-	-	1,831
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	-	-	-	-	276,254,885	276,255	525,878	(15,000)	-	-	-	787,133
Common stock issued for land development			-	-	60,000,000	60,000	36,000	-	-	-	-	96,000
Net loss	-	-	-	-	-	-	-	-	-	(1,742,322)	(1,672)	(1,743,994)

September 30, 2023	2	$-	-	$-	3,450,665,355	$3,450,666	$17,604,122	$13,074	$(21,000)	$(19,898,973)	$161,801	$1,309,690

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	Equity
June 30, 2023	2	$-	-	$-	3,134,044,074	$3,134,045	$17,503,492	$9,324	$(21,000)	$(19,296,932)	$162,617	$1,491,546

Common stock issued for services	-	-	-	-	1,757,394	1,757	1,054	3,750	-	-	-	6,561
Common stock issued for cash	-	-	-	-	175,089,179	175,089	13,937	-	-	-	-	189,026
Common stock issued by subsidiary for services	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for conversion of convertible notes, accrued interest, and derivative liabilities	-	-	-	-	79,774,708	79,775	49,639	-	-	-	-	129,414
Common stock issued for land development	-	-	-	-	60,000,000	60,000	36,000	-	-	-	-	96,000
Net loss	-	-	-	-	-	-	-	-	-	(602,041)	(816)	(602,857)

September 30, 2023	2	$-	-	$-	3,450,665,355	$3,450,666	$17,604,122	$13,074	$(21,000)	$(19,898,973)	$161,801	$1,309,690

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	Equity
December 31, 2023	2	$-	-	$-	3,802,666,978	$3,802,668	$17,670,092	$-	$(21,000)	$(20,326,465)	$156,587	$1,281,882

Common stock issued for services	-	-	-	-	96,000,000	96,000	(17,600)	-	-	-	-	78,400
Common stock issued for prepaid fees	-	-	-	-	22,000,000	22,000	(400)	-	-	-	-	21,600
Common stock issued for salaries	-	-	-	-	138,690,475	138,690	(38,690)	-	-	-	-	100,000
Common stock issued for cash	-	-	-	-	303,156,710	303,157	(119,304)	-	-	-	-	183,853
Preferred stock issued for cash	-	-	1,000	1	-	-	9,999	-	-	-	-	10,000
Common stock issued by subsidiary for services	-	-	-	-	-	-	1,119,477	-	-	-	1,568,450	2,687,927
Sale of subsidiary common stock for cash	-	-	-	-	-	-	50,000	-	-	-	-	50,000
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	694,635,818	694,636	(162,533)	-	-	-	-	532,103
Net loss	-	-	-	-	-	-	-	-	-	(1,982,721)	(1,281,331)	(3,264,052)

September 30, 2024	2	$-	1,000	$1	5,057,149,981	$5,057,151	$18,511,041	$-	$(21,000)	$(22,309,186)	$443,706	$1,681,713

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Subscription	Accumulated	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Interest	Equity
June 30, 2024	2	$-	1,000	$1	4,659,017,624	$4,659,019	$17,977,536	$-	$(21,000)	$(21,301,652)	$521,899	$1,835,803

Common stock issued for services	-	-	-	-	20,000,000	20,000	(6,000)	-	-	-	-	14,000
Common stock issued for prepaid fees	-	-	-	-	2,000,000	2,000	(400)	-	-	-	-	1,600
Common stock issued for salaries	-	-	-	-	58,333,333	58,333	(18,333)	-	-	-	-	40,000
Common stock issued by subsidiary for services	-	-	-	-	-	-	613,227	-	-	-	949,700	1,562,927
Sale of subsidiary common stock for cash	-	-	-	-	-	-	50,000	-	-	-	-	50,000
Common stock issued for conversion of convertible notes, accrued interest and derivative liabilities	-	-	-	-	317,799,024	317,799	(104,989)	-	-	-	-	212,810
Net loss	-	-	-	-	-	-	-	-	-	(1,007,534)	(1,027,893)	(2,035,427)
			-	-
September 30, 2024	2	$-	1,000	$1	5,057,149,981	$5,057,151	$18,511,041	$-	$(21,000)	$(22,309,186)	$443,706	$1,681,713

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Cash flows from operating activities
Net loss	$(3,264,052)	$(1,743,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to consultants	2,709,527	-
Stock-based compensation to related parties	56,800	86,161
Loss on derivative liabilities	(5,229)	(21,939)
Change in fair value of derivative liabilities	(37,868)	93,836
Gain on extinguishment of debt	-	(85,546)
Default penalty on convertible notes payable	30,594	-
Amortization of prepaid stock-based compensation	19,204	112,971
Amortization of debt discount	243,710	299,267
Patent amortization	222,581	222,581
Depreciation	8,161	8,161
Changes in operating assets and liabilities:
Accounts receivable	2,153	3,634
Inventory	5,423	16,010
Prepaid expenses and other current assets	(437,204)	69,595
Right-of-use asset	20,052	23,038
Accounts payable	19,794	(27,535)
Accounts payable - related parties	(7,204)	(3)
Accrued expenses and other current liabilities	155,529	117,538
Lease liability	(20,052)	(23,038)
Net cash used in operating activities	(278,081)	(849,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(16,158)
Purchase of license	(145,833)	-
Cash received from sale of subsidiary stock	50,000	-
Issuance of note receivable	-	(3,507)
Net cash used in investing activities	(95,833)	(19,665)

Cash flows from financing activities
Payments on notes payable to related party	(10)	(17)
Proceeds from notes payable to related party	10,549	5,609
Proceeds from convertible notes payable	155,000	250,750
Payments on notes payable	(4,068)	(3,697)
Proceeds from sale of preferred stock	10,000	-
Proceeds from sale of common stock	183,853	677,378
Net cash provided by financing activities	355,324	930,023

Net increase in cash and cash equivalents	(18,590)	61,095
Cash and cash equivalents at beginning of period	27,823	29,043
Cash and cash equivalents at end of period	$9,233	$90,138

Supplemental cash flow information:
Cash paid for interest	$1,359	$2,475
Cash paid for income taxes	$800	$-

Non-cash investing and financing transactions:
Original issuance discount on convertible notes payable	$58,000	$32,500
Debt discount recorded in connection with derivative liability	$97,500	$249,565
Common stock issued in conversion of convertible notes payable and interest	$532,103	$787,133
Common stock issued for prepaid fees	$21,600	$1,831
Common stock issued for accrued salaries	$100,000	$20,000
Accrued interest added to principal	$5,934	$11,148
Common stock issued for land development	$-	$96,000
Right of use asset and lease liability	$-	$146,244

See accompanying notes to condensed consolidated financial statements.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Going Concern

Management does not expect existing cash as of September 30, 2024, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these financial statements. These financial statements have been prepared on a going concern basis which assumed the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2024, the Company has incurred losses totaling $22.3 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Therapeutic Solutions International, Inc., its wholly owned subsidiaries, its 68% owned subsidiary Res Nova Bio, Inc. and its 40.51% owned subsidiary Campbell Neurosciences, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. No material activity in any subsidiaries.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

The company recorded an allowance for doubtful accounts of $10,647 and $6,807, respectively as of both September 30, 2024 and December 31, 2023, respectively.

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

The sales were $61,486 and $75,161 as of September 30, 2024, and 2023, respectively.

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

September 30, 2024

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2024 and December 31, 2023, the Company had $0 in excess of the FDIC insured limit.

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

September 30, 2024

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

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations. We recorded derivative liabilities of $0 and $181,070 at September 30, 2024 and December 31, 2023, respectively.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2024 and December 31, 2023, the Company has level 3 fair value calculations on derivative liabilities.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

The following is the change in derivative liability for the nine months ended September 30, 2024:

Balance, December 31, 2023	$181,070
Issuance of new derivative liabilities	166,013
Conversions	(309,215)
Change in fair market value of derivative liabilities	(37,868)
Balance, September 30, 2024	$-

Use of Estimates

Estimates were made relating to valuation allowances, impairment of assets, share-based compensation expense and accruals. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss.

Non-Controlling Interests

Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership’s 68% share of net losses of Res Nova Bio, Inc. and 40.51% share of net losses of Campbell Neurosciences, Inc. incurred during the nine months ended September 30, 2024.

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

As of September 30, 2024, and 2023 a total of 0 and 1,259,591,300, respectively, potential common shares, consisting of shares underlying outstanding convertible notes payable were excluded as their inclusion would be antidilutive.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Depreciation and Amortization

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Amortization is computed using the straight-line method over the term of the agreement. Depreciation expense for the nine months ended September 30, 2024, and 2023 were $8,161 and $8,161, respectively.

Intangible Assets

Intangible assets consisted primarily of intellectual properties such as proprietary nutraceutical formulations. Intellectual assets are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.” Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the nine months ended September 30, 2024, and 2023 was $222,581 and $222,581, respectively.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the nine months ended September 30, 2024 and 2023 were $706 and $2,029, respectively.

Research and Development

Research and Development costs are expensed as incurred. Research and Development expenses were $92,235 and $410,146 for the nine months ended September 30, 2024, and 2023, respectively.

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

September 30, 2024

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

Leases

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 became effective for the Company in the first quarter of 2019 and was adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company recorded a Right-of-use asset and a Lease Liability of $105,505 as of September 30, 2024.

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

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Note 3 – Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2024	December 31, 2023

Prepaid consulting	$10,738	$11,037
Insurance	718	1,167
Prepaid costs and other	443,864	4,116
Total	$455,320	$16,320

Note 4 – Fixed assets

Fixed assets consist of the following:

	September 30, 2024	December 31, 2023

Land	$347,381	$347,381
Vehicles	50,514	50,514
Computer hardware	6,135	6,135
Office furniture and equipment	7,912	7,912
Shipping and other equipment	1,575	1,575
Total	413,517	413,517
Accumulated depreciation	(47,322)	(39,162)
Property and equipment, net	$366,195	$374,355

Depreciation expenses were $8,161 and $8,161 for the nine months ended September 30, 2024, and 2023, respectively.

Note 5 – Other assets

	September 30, 2024	December 31, 2023

License, net	$2,479,483	$2,702,064
Prepaid consulting	146,433	-
Deposit	4,123	4,123
Licenses, net	$2,630,039	$2,706,187

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Prepaid consulting agreements are for one to two years and are expensed monthly over the term of the agreement. The net licenses amount above consists of the following:

	September 30, 2024	December 31, 2023

License	$3,261,122	$3,261,122
Accumulated amortization	(781,639)	(559,058)
Licenses, net	$2,479,483	$2,702,064

Amortization expense for the nine months ended September 30, 2024, and 2023 was $222,581 and $222,581, respectively.

Note 6 - Notes Payable-Related Party

At September 30, 2024 and December 31, 2023, the Company has unsecured interest-bearing demand notes outstanding to certain officers and directors amounting to $719,215 and $702,741 respectively. Interest accrued on these notes during the nine months ended September 30, 2024, and 2023 was $4,554 and $3,956, respectively.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Note 7 – Convertible Notes Payable

At various times during the nine months ended September 30, 2024, the Company entered into convertible promissory notes with principal amounts totaling $213,000 with a third party for which the proceeds were used for operations. The Company received net proceeds of $155,000 and a $58,000 original issuance discount was recorded. Three of these notes in the principal amount of $178,000 incur a one-time interest charge of 15% at the issuance date, which was withheld as an original issuance discount, and are due in four monthly payments ranging from August 15, 2024 through May 15, 2025. These notes are only convertible following a default event at a conversion price equal to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The remaining convertible promissory notes incur interest at 10% per annum and mature on dates ranging from November 2024 to January 2025. The convertible promissory notes are convertible to shares of the Company’s common stock 180 days after issuance. The conversion price per share is equal to 63% of the average of the three (3) lowest trading prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date. The trading price is defined within the agreement as the closing bid price on the applicable trading market. The Company has the option to prepay the convertible notes in the first 180 days from closing subject to prepayment penalties ranging from 120% to 145% of principal balance plus interest, depending upon the date of prepayment. The convertible promissory notes include various default provisions for which the default interest rate increases to 22% per annum with the outstanding principal and accrued interest increasing by 150%. The Company was required to reserve at September 30, 2024 a total of 0 common shares in connection with these promissory notes.

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

For the notes issued during the nine months ended September 30, 2024, the Company valued the conversion feature on the date of issuance resulting in an initial liability of $166,013. Since the fair value of the derivative was in excess of the proceeds received, a full discount to convertible notes payable and a day one loss on derivative liabilities of $68,513 was recorded during the nine months ended September 30, 2024. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion price ranging from $0.0004 to $0.0006, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0007 to $0.0018, an expected dividend yield of 0%, expected volatility ranging from 164% to 182%, risk-free interest rate ranging from 4.47% to 4.82%, and an expected term ranging from 0.26 year to one year.

During the nine months ended September 30, 2024, convertible notes with principal, default penalty, and accrued interest balances totaling $296,630 were converted into 694,635,818 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the fair value of the shares of common stock issued in excess or deficit of the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was recorded as a loss or gain on derivative liabilities. During the nine months ended September 30, 2024, the Company recorded $73,742 to gain on derivative liabilities in connection with these conversions. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0003 to $0.0007, the closing stock price of the Company’s common stock on the date of valuation ranging from $0.0006 to $0.0013, an expected dividend yield of 0%, expected volatility ranging from 106% to 186%, risk-free interest rates ranging from 4.4% to 5.21%, and expected terms of 0.24 to 0.50 years.

On September 30, 2024, there were no derivative liabilities on the remaining convertible notes resulting in a gain of $37,868 for the nine months ended September 30, 2024, related to the change in fair value of the derivative liabilities.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the nine months ended September 30, 2024 and 2023, the Company amortized $243,710 and $299,267 to interest expense, respectively. As of September 30, 2024, discounts of $24,174 remained which will be amortized through May 2025.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Note 8 – Equity

Our authorized capital stock consists of an aggregate of 6,505,000,000 shares, comprised of 6,500,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges, and restrictions of which shall be established by our board of directors. As of September 30, 2024, we have 5,057,149,981 shares of common stock and 1,002 shares preferred shares issued and outstanding.

Our non-controlling interest’s authorized capital stock consists of an aggregate of 505,000,000 shares, comprised of 500,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of September 30, 2024, we have 18,408,333 shares of common stock and 0 shares preferred shares issued and outstanding. The value of our non-controlling interest is $7,830 at 68%.

Our non-controlling interest’s authorized capital stock consists of an aggregate of 505,000,000 shares, comprised of 500,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, which may be issued in various series from time to time and the rights, preferences, privileges and restrictions of which shall be established by our board of directors. As of September 30, 2024, we have 43,596,704 shares of common stock and 0 shares preferred shares issued and outstanding. The value of our non-controlling interest is ($451,536) at 41%.

In 2023, we issued 556,632,297 shares of common stock for an investment in the Company’s Private Placement of $790,432.

In 2023, we issued 115,257,394 shares of common stock, valued at $176,911 for consulting services.

In 2023, we issued 64,081,632 shares of common stock, valued at $110,000 for salaries.

In 2023, we issued 389,304,825 shares of common stock for the conversion of convertible notes of $846,217.

In 2023, we issued 60,000,000 shares of common stock, valued at $96,000 for land development.

In 2024, we issued 303,156,710 shares of common stock for an investment in the Company’s Private Placement of $183,853.

In 2024, we issued 96,000,000 shares of common stock, valued at $78,400 for consulting services.

In 2024, we issued 138,690,475 shares of common stock, valued at $100,000 for salaries.

In 2024, we issued 694,635,818 shares of common stock for the conversion of convertible notes of $532,103.

In 2024, we issued 22,000,000 shares of common stock for prepaid fees of $21,600.

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

During the year ended December 31, 2023, the Company’s subsidiary, Res Nova Bio, Inc., issued shares of its common stock to third parties which represented 32% ownership of the subsidiary as of September 30, 2024. Net loss attributable to the noncontrolling interest during the nine months ended September 30, 2024, was $3,866, which netted against the value of the non-controlling interest in equity. The allocation of net loss was presented in the consolidated statement of operations.

THERAPEUTIC SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

During the nine months ended September 30, 2024, the Company’s subsidiary, Campbell Neurosciences, Inc., issued shares of its common stock to third parties which represented 40.51% ownership of the subsidiary as of September 30, 2024. Net loss attributable to the non-controlling interest during the nine months ended September 30, 2024, was $1,277,465, which netted against the value of the non-controlling interest in equity. The allocation of net loss was presented in the consolidated statement of operations.

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

Note 10 – Subsequent events

On October 1, 2024, we issued 10,000,000 valued at $0.0009 per share, for consulting services.

On October 1, 2024, we issued 55,555,555 valued at $0.0009 per share, for salaries.

In accordance with ASC 855, the Company has analyzed its operations through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Note 11 – Commitments and Contingencies

Effective March 22, 2023, the Company entered into a nineth amendment to a Lease Agreement for property located in Oceanside, CA. The lease consists of approximately 1,700 square feet and the amendment is for a term of 60 months and expires on April 30, 2028. Total rent expenses for the nine months ended September 30, 2024 and 2023 $17,414 and $18,988, respectively.

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

The natural history of AAA is progressive growth, leading to rupture and death. The growth rate is about 0.3cm per year and the rate of growth accelerates as the aneurysm gets bigger. Most AAA’s are asymptomatic and remain undetected until they rupture.

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

COPD possesses several features making it ideal for stem cell-based interventions: a) the quality of life and lack of progress demands the ethical exploration of novel approaches. For example, bone marrow stem cells have been used in over a thousand cardiac patients with some indication of efficacy. Adipose-based stem cell therapies have been successfully used in thousands of racehorses and companion animals without adverse effects, as well as numerous clinical trials are ongoing and published human data reports no adverse effects.

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

For the three months and nine months ended September 30, 2024, and 2023

We had a net loss of $2,035,427 for the three months ended September 30, 2024, compared to a net loss of $602,857 for the three months ended September 30, 2023, an increase of $1,432,570. This increase was mainly due to increases in Consulting fees. We had net loss of $3,264,052 for the nine months ended September 30, 2024, compared to a net loss of $1,743,994 for the nine months ended September 30, 2023, an increase of $1,520,058. This increase was mainly due to increases in Consulting and Legal and Professional Fees.

Net sales decreased $6,063, from $25,730 to $19,667 for the three months ended September 30, 2023 and September 30, 2024, respectively. Net sales decreased $13,675, from $75,161 to $61,486, for the nine months ended September 30, 2023 and 2024, respectively. This decrease was mainly due to a decrease in sales of the Company’s line of products.

Cost of goods sold decreased $2,643 from $7,052 to $4,409, for the three months ended September 30, 2023 and 2024, respectively. Cost of goods sold decreased $7,591 from $26,217 to $18,626, for the nine months ended September 30, 2023 and 2024, respectively. These decreases were mainly a result of decreases in net sales for products in 2024.

Operating expenses for the three-month periods ended September 30, 2024 and 2023 were $1,974,779 and $476,013, an increase of $1,498,766. Operating expenses for the nine-month periods ended September 30, 2024 and 2023 were $3,079,660 and $1,478,652, an increase of $1,601,008. This increase was mainly due to an increase in consulting and legal and professional fees.

General and administrative expenses increased $2,611, from $127,204 to $129,815 for the three months ended September 30, 2023 and 2024, respectively. General and administrative expenses decreased $18,584, from $359,948 to $341,364 for the nine months ended September 30, 2023 and 2024, respectively. This decrease was mainly attributable to a decrease in selling expenses as sales decreased.

Salaries, wages, and related expenses decreased $5,940, from $111,220 to $105,280 for the three  months ended September 30, 2023 and 2024, respectively. Salaries, wages, and related expenses decreased $15,887, from $335,699 to $319,812 for the nine  months ended September 30, 2023 and 2024, respectively. This decrease was mainly due to a decrease in wage-related expenses.

Consulting fees increased $1,548,413 from $20,150 to $1,568,563 for the three months ended September 30, 2023 and 2024, respectively. Consulting fees increased $1,693,118 from $142,907 to $1,836,025 for the nine months ended September 30, 2023 and 2024, respectively, due to consulting fees for the Campbell Neurosciences dividends to Therapeutic Solutions International’s shareholders.

Legal and professional fees increased $86,508 from $68,560 to $155,068 for the three months ended September 30, 2023 and 2024, respectively. Legal and professional fees increased $260,272 from $229,952 to $490,224 for the nine months ended September 30, 2023 and 2024, respectively, due to an increase in general counsel services handling filings with the SEC and new subsidiaries.

Research and development decreased $132,826, from $148,879 to $16,053 for three months ended September 30, 2023 and 2024, respectively. Research and development decreased $317,911, from $410,146 to $92,235 for the nine  months ended September 30, 2023 and 2024, respectively, due to a decrease in research and development.

Gain on derivatives liability increased approximately $21,391, from a loss of $2,336 to a gain of 19,055 for the three months ended September 30, 2023 and 2024, respectively. Loss on derivatives liability decreased approximately $16,710, from a gain of $21,939 to $5,229 for the nine months ended September 30, 2023 and 2024, respectively. This decrease was mainly due to a decrease in the amount of new convertible notes being issued during the current period.

Change in fair derivatives liabilities gains increased approximately $71,509 from a loss of $60,124 to a gain of $11,385 for the three months ended September 30, 2023 and 2024, respectively. Change in fair derivatives liabilities gains increased approximately $131,704 from a loss of $93,836 to a gain of $37,868 for the nine months ended September 30, 2023 and 2024, respectively. This increase was largely due to an increase in the balance of convertible notes outstanding upon which the derivative liability is recorded.

Net interest expense increased $23,284 from $83,062 to $106,346 for the three months ended September 30, 2023 and 2024, respectively. Net interest expense decreased $57,586 from $327,135 to $269,549 for the nine months ended September 30, 2023 and 2024, respectively. This decrease was mainly due to conversion of debt to stock.

Liquidity and Capital Resources

We have experienced recurring losses over the past years which have resulted in accumulated deficits of approximately $22.3 million and a working capital deficit of approximately $1.3 million at September 30, 2024. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not operating effectively to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2024, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of September 30, 2024, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of September 30, 2024.

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

In 2023, we issued 389,304,825 shares of common stock for the conversion of convertible notes of $846,217.

In 2024, we issued 303,156,710 shares of common stock for an investment in the Company’s Private Placement of $183,853.

In 2024, we issued 96,000,000 shares of common stock, valued at $78,400 for consulting services.

In 2024, we issued 138,690,475 shares of common stock, valued at $100,000 for salaries.

In 2024, we issued 694,635,818 shares of common stock for the conversion of convertible notes of $532,103.

In 2024, we issued 22,000,000 shares of common stock for prepaid fees of $21,600.

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

Date: November 20, 2024

By:	/s/ Timothy G. Dixon
Timothy G. Dixon
President and Chief Executive Officer
(Principal Executive Officer)

